Form 10-Q
period 2011-09-30
PALMETTO BANCSHARES INC
filed 2011-11-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Class	Outstanding at October 21, 2011
Common stock, $0.01 par value	12,726,399

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$117,796	$223,017

Total cash and cash equivalents	117,796	223,017

Federal Home Loan Bank (“FHLB”) stock, at cost	4,377	6,785
Investment securities available for sale, at fair value	277,605	218,775
Mortgage loans held for sale	2,486	4,793
Commercial loans held for sale	31,381	66,157

Loans, gross	783,824	793,426
Less: allowance for loan losses	(26,900)	(26,934)

Loans, net	756,924	766,492

Premises and equipment, net	26,768	28,109
Accrued interest receivable	5,112	4,702
Foreclosed real estate	14,696	19,983
Income tax refund receivable	—	7,436
Other	11,366	8,998

Total assets	$1,248,511	$1,355,247

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$163,158	$141,281
Interest-bearing	944,398	1,032,081

Total deposits	1,107,556	1,173,362

Retail repurchase agreements	24,765	20,720
FHLB borrowings	—	35,000
Accrued interest payable	688	1,187
Other	10,133	11,079

Total liabilities	1,143,142	1,241,348

Shareholders’ equity
Preferred stock
- par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock
- par value $0.01 per share; authorized 75,000,000 shares; 12,726,399 and 47,409,078 issued and outstanding at September 30, 2011 and December 31, 2010	127	474
Capital surplus	141,971	133,112
Accumulated deficit	(34,226)	(13,108)
Accumulated other comprehensive loss, net of tax	(2,503)	(6,579)

Total shareholders’ equity	105,369	113,899

Total liabilities and shareholders’ equity	$1,248,511	$1,355,247

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the three months ended September 30,
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$66	$143
Dividends received on FHLB stock	11	7
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	—	22
State and municipal (nontaxable)	944	355
Collateralized mortgage obligations (taxable)	784	261
Other mortgage-backed (taxable)	224	143
Interest and fees earned on loans	11,553	12,925

Total interest income	13,582	13,856

Interest expense
Interest paid on deposits	2,267	3,451
Interest paid on retail repurchase agreements	—	16
Interest paid on FHLB borrowings	—	412
Other	—	9

Total interest expense	2,267	3,888

Net interest income	11,315	9,968

Provision for loan losses	5,600	13,100

Net interest income (expense) after provision for loan losses	5,715	(3,132)

Noninterest income
Service charges on deposit accounts, net	1,974	1,787
Fees for trust, investment management and brokerage services	828	585
Mortgage-banking	764	984
Automatic teller machine	223	240
Merchant services	—	10
Bankcard services	52	171
Investment securities gains	—	1
Other	459	282

Total noninterest income	4,300	4,060

Noninterest expense
Salaries and other personnel	6,202	6,236
Occupancy	1,055	1,226
Furniture and equipment	924	1,068
Professional services	394	455
FDIC deposit insurance assessment	688	1,776
Marketing	410	383
Foreclosed real estate writedowns and expenses	3,029	5,490
Goodwill impairment	—	3,691
Loss on commercial loans held for sale	2,080	—
Other	2,057	1,962

Total noninterest expense	16,839	22,287

Net loss before benefit for income taxes	(6,824)	(21,359)

Benefit for income taxes	(1,355)	(7,580)

Net loss	$(5,469)	$(13,779)

Common and per share data
Net loss—basic	$(0.43)	$(8.54)
Net loss—diluted	(0.43)	(8.54)
Cash dividends	—	—
Book value	8.28	30.40
Weighted average common shares outstanding—basic	12,618,092	1,613,900
Weighted average common shares outstanding—diluted	12,618,092	1,613,900

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the nine months ended September 30,
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$283	$298
Dividends received on FHLB stock	38	16
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	6	36
State and municipal (nontaxable)	2,407	1,104
Collateralized mortgage obligations (taxable)	2,111	1,150
Other mortgage-backed (taxable)	643	480
Interest and fees earned on loans	34,625	40,101

Total interest income	40,113	43,185

Interest expense
Interest paid on deposits	7,467	10,288
Interest paid on retail repurchase agreements	19	43
Interest paid on commercial paper	—	21
Interest paid on FHLB borrowings	72	1,313
Other	—	19

Total interest expense	7,558	11,684

Net interest income	32,555	31,501

Provision for loan losses	18,500	36,600

Net interest income (expense) after provision for loan losses	14,055	(5,099)

Noninterest income
Service charges on deposit accounts, net	5,611	5,764
Fees for trust, investment management and brokerage services	2,361	1,971
Mortgage-banking	1,381	1,593
Automatic teller machine	711	711
Merchant services	10	905
Bankcard services	177	502
Investment securities gains, net	56	9
Other	1,323	831

Total noninterest income	11,630	12,286

Noninterest expense
Salaries and other personnel	19,143	18,675
Occupancy	3,384	3,545
Furniture and equipment	2,839	2,962
Professional services	1,457	1,735
FDIC deposit insurance assessment	2,348	3,472
Marketing	1,344	1,128
Foreclosed real estate writedowns and expenses	5,366	9,052
Goodwill impairment	—	3,691
Loss on commercial loans held for sale	7,028	—
Other	6,388	5,946

Total noninterest expense	49,297	50,206

Net loss before benefit for income taxes	(23,612)	(43,019)

Benefit for income taxes	(2,494)	(15,415)

Net loss	$(21,118)	$(27,604)

Common and per share data
Net loss—basic	$(1.68)	$(17.10)
Net loss—diluted	(1.68)	(17.10)
Cash dividends	—	—
Book value	8.28	30.40
Weighted average common shares outstanding—basic	12,533,937	1,613,900
Weighted average common shares outstanding—diluted	12,533,937	1,613,900

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015
Net loss				(27,604)		(27,604)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,040					1,700
Reclassification adjustment included in net income, net of tax impact of $3					(6)

Net unrealized gain on investment securities available for sale						1,694

Comprehensive loss						(25,910)
Compensation expense related to stock options granted under equity incentive plans			21			21
Common stock issued related to restricted stock granted under equity incentive plans		193	55			248
Par value adjustment, as of August 6, 2010		(32,410)	32,410			—

Balance at September 30, 2010	6,495,130	$65	$35,085	$19,490	$(5,266)	$49,374

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899
Net loss				(21,118)		(21,118)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $2,514					4,111
Reclassification adjustment included in net income, net of tax impact of $21					(35)
Net unrealized gain on investment securities available for sale						4,076

Comprehensive loss						(17,042)
Compensation expense related to stock options granted under equity incentive plans			181			181
Common stock issued related to restricted stock granted under equity incentive plans	427,114	1	379			380
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
Reverse stock split, as of June 28, 2011	(38,179,823)	(379)	379			—

Balance at September 30, 2011	12,726,399	$127	$141,971	$(34,226)	$(2,503)	$105,369

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the nine months ended September 30,
	2011	2010
Operating Activities
Net loss	$(21,118)	$(27,604)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,772	2,007
Goodwill impairment	—	3,691
Amortization of unearned discounts / premiums on investment securities available for sale, net	3,769	918
Decrease in income tax refunds receivable	7,436	13,280
Provision for loan losses	18,500	36,600
Gain on sales of mortgage loans held for sale, net	(626)	(846)
Loss on commercial loans held for sale	7,028	—
Writedowns, gains and losses on sales of foreclosed real estate, net	4,714	8,332
Writedown on premises and equipment transferred to held for sale	73	—
Loss on prepayment of FHLB advances	412	—
Investment securities gains, net	(56)	(9)
Originations of mortgage loans held for sale	(29,595)	(44,687)
Proceeds from sale of mortgage loans held for sale	32,528	45,701
Compensation expense on equity-based awards	561	269
Increase in interest receivable and other assets, net	(4,615)	(9,924)
Increase (decrease) in interest payable and other liabilities, net	(1,445)	2,977

Net cash provided by operating activities	19,338	30,705

Investing Activities
Proceeds from sales of investment securities available for sale	2,390	40,192
Proceeds from maturities of investment securities available for sale	40,215	44,354
Purchases of investment securities available for sale	(133,354)	(102,402)
Repayments on mortgage-backed investment securities available for sale	34,774	10,093
Proceeds from redemption of FHLB stock	2,408	225
Proceeds from sale of commercial loans held for sale	6,507	—
Repayments on commercial loans held for sale	6,539	—
Decreases (increases) in loans, net	(5,944)	76,545
Proceeds on sale of foreclosed real estate	12,287	13,285
Purchases of premises and equipment, net	(1,159)	(1,199)

Net cash (used for) provided by investing activities	(35,337)	81,093

Financing Activities
Increase in transaction, money market, and savings deposit accounts, net	29,273	17,688
Decrease in time deposit accounts, net	(95,079)	(32,748)
Increase in retail repurchase agreements, net	4,045	5,274
Decrease in commercial paper, net	—	(19,061)
Repayment of FHLB borrowings	(35,412)	(5,000)
Proceeds from issuance of common stock, net	7,951	—
Proceeds from issuance of convertible debt	—	380

Net cash used for financing activities	(89,222)	(33,467)

Net change in cash and due from banks	(105,221)	78,331
Cash and due from banks at beginning of period	223,017	188,073

Cash and due from banks at end of period	$117,796	$266,404

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$8,057	$12,187
Income tax refunds received, net	7,436	20,272
Significant noncash activities
Change in net unrealized gain on investment securities available for sale, net of tax	4,076	1,694
Loans transferred from gross loans to commercial loans held for sale	1,224	88,564
Loans transferred from gross loans to foreclosed real estate, at fair value	2,628	16,299
Loans transferred from commercial loans held for sale to gross loans	6,840	—
Loans transferred from commercial loans held for sale to foreclosed real estate, at fair value	9,086	—

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (which is referred to in this Quarterly Report on Form 10-Q as “the Company,“ we,” “us,” or “our”) is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (which is referred to in this Quarterly Report on Form 10-Q as the “Bank”), which began operations in 1906, we provide a broad array of commercial banking, consumer banking, trust and investment management, and brokerage services throughout our primary market area of northwest South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank, and other subsidiaries of the Bank. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or the Bank in a fiduciary or agency capacity for customers are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company or the Bank. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2011 and 2010 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements, and notes thereto, for the year ended December 31, 2010, included in our Annual Report on Form 10-K and Form 10-K/A filed with the SEC on February 28, 2011 and March 9, 2011, respectively (collectively, the “2010 Annual Report on Form 10-K”).

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the date of this Quarterly Report on Form 10-Q and no subsequent events have occurred requiring accrual or disclosure in these financial statements in addition to any included herein.

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

During 2009 and 2010, the Company realigned its organizational structure and began the process of more specifically delineating its businesses. However, at this time the Company does not yet have in place a financial reporting structure to separately report and evaluate various lines of business. Accordingly, at September 30, 2011 the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2011.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011 (the “Effective Date”), the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Other than the number of issued and outstanding shares of common stock disclosed in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 11, Shareholders’ Equity.

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

The Company and the Bank are also subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. In addition, the Company and the Bank undergo periodic examinations by regulatory agencies, which may subject us to changes with respect to asset and liability valuations, amount of required allowance for loan losses, capital levels or operating restrictions.

Allowance for Loan Losses

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). Among others provisions, the literature requires the disclosure of qualitative information about how loan modifications are factored into the determination of the allowance for loan losses.

Loans that are determined to be troubled debt restructurings are impaired loans and are evaluated individually for potential impairment. Troubled debt restructured loans that are performing in accordance with their restructured terms are evaluated for impairment based on discounted cash flows using the original contractual interest rate. Troubled debt restructured loans that are no longer performing in accordance with their restructured loans and for which ultimate collection is based on foreclosure of the collateral are evaluated for impairment based on the collateral value less estimated costs to sell. Each impaired loan is reviewed on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral.

Recently Adopted / Issued Accounting Pronouncements

Disclosures about troubled debt restructurings originally required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”) issued in January 2011. In April 2011, the FASB issued Accounting Standards Update No. 2011-02. ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification to clarify when creditors should classify loan modifications as troubled debt restructurings. As amended, Topic 310 states that a troubled debt restructuring occurs when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. For public entities, the amendments promulgated by ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions of ASU 2011-02 on July 1, 2011 and has presented the related disclosures in Note 4, Loans.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”). The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012. The Company is evaluating the impact that the adoption of ASU 2011-03 will have on its financial position, results of operations and cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting nonowner transactions that impact an entity’s equity. ASU 2011-05 requirements are effective for the Company as of January 1, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. We have not yet adopted the standard, but the adoption of ASU 2011-05 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

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

	For the nine months ended
	September 30,
	2011	2010
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains arising during the period	6,625	2,740
Income tax expense	(2,514)	(1,040)
Less: Reclassification adjustment for net gains included in net loss	(56)	(9)
Income tax expense	21	3

	4,076	1,694

Balance, end of period	5,340	2,000

Net Unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(2,503)	$(5,266)

Total other comprehensive income, end of period	$4,076	$1,694
Net loss	(21,118)	(27,604)

Comprehensive loss	$(17,042)	$(25,910)

The Company made contributions to its defined-benefit pension plan totaling $1.4 million during the nine months ended September 30, 2011, which are reflected as a reduction of the unfunded pension plan liability. The market value of pension plan assets, which also impacts the level of the unfunded pension plan liability, is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the Cash and due from banks line item in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on October 5, 2011, based on reported liabilities from August 23, 2011 through September 5, 2011, the Federal Reserve required the Bank to maintain reserves of $12.7 million. After taking into consideration the Company’s levels of vault cash, reserves of $2.5 million were required to be maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $452 thousand and $451 thousand at September 30, 2011 and December 31, 2010, respectively.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At September 30, 2011 and December 31, 2010 the Company did not have any investment securities classified as held to maturity.

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$115,676	$6,998	$—	$122,674
Collateralized mortgage obligations	132,140	1,529	(1,136)	132,533
Other mortgage-backed (federal agencies)	21,184	1,214	—	22,398

Total investment securities available for sale	$269,000	$9,741	$(1,136)	$277,605

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,430	$2	$(6)	$37,426
State and municipal	51,243	1,687	(468)	52,462
Collateralized mortgage obligations	107,876	671	(376)	108,171
Other mortgage-backed (federal agencies)	20,189	647	(120)	20,716

Total investment securities available for sale	$216,738	$3,007	$(970)	$218,775

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	—	$—	$—	—	$—	$—	—	$—	$—
Collateralized mortgage obligations	20	65,505	1,057	6	10,586	79	26	76,091	1,136

Other mortgage-backed (federal agencies)	—	—	—	—	—	—	—	—	—

Total investment securities available for sale	20	$65,505	$1,057	6	$10,586	$79	26	$76,091	$1,136

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at September 30, 2011, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of investment securities available for sale based on fair value, at September 30, 2011. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage- backed (federal agencies)
Aaa	14%	100%	100%
Aa1-A1	55	—	—
Baa1	4	—	—
Not rated or withdrawn rating	27	—	—

Total	100%	100%	100%

The following table summarizes Standard and Poor’s ratings, by segment, of investment securities available for sale based on fair value, at September 30, 2011.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	19%	—%	—%
Aa+-A	50	100	100
Not rated or withdrawn rating	31	—	—

Total	100%	100%	100%

Of the $32.7 million state and municipal securities not rated by Moody’s and the $38.0 million state and municipal securities not rated by Standard and Poor’s, only one state and municipal security with a fair value of $205 thousand was not rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at September 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$4,353	$4,401
Due after one year through five years	24,199	25,670
Due after five years through ten years	43,448	46,418
Due after ten years	43,676	46,185
Collateralized mortgage obligations	132,140	132,533
Other mortgage-backed securities (federal agencies)	21,184	22,398

Total investment securities available for sale	$269,000	$277,605

The weighted average life of investment securities available for sale was 4.7 years, based on expected prepayment activity, at September 30, 2011. Since 57% of the portfolio, based on amortized cost, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investment securities were pledged as collateral for the following at the dates indicated (in thousands).

	September 30, 2011	December 31, 2010
Public funds deposits	$106,318	$67,260
Federal Reserve line of credit	6,752	—
FHLB advances and line of credit	18,436	48,344

Total	$131,506	$115,604

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Realized gains	$—	$1	$56	$1,148
Realized losses	—	—	—	(1,139)

Net realized gains	$—	$1	$56	$9

4.	Loans

The tabular disclosures in this Note include amounts related to commercial loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of commercial loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures based on the characteristics of commercial loans held for sale. At September 30, 2011 and December 31, 2010, 100.0% and 98.6%, respectively, of commercial loans held for sale were commercial real estate loans based on Federal Deposit Insurance Corporation (“FDIC”) code.

Composition

The following table summarizes gross loans and commercial loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$525,115	64.4%	$573,822	66.8%
Single-family residential	180,144	22.1	178,980	20.8
Commercial and industrial	47,847	5.9	47,812	5.6
Consumer	54,912	6.7	52,652	6.1
Other	7,187	0.9	6,317	0.7

Total loans	$815,205	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(31,381)		(66,157)

Loans, gross	$783,824		$793,426

Loans included in the preceding table are net of participations sold, unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Participations sold totaled $4.1 million and $12.5 million at September 30, 2011 and December 31, 2010, respectively. Unearned income, deferred fees and costs, and discounts and premiums totaled $106 thousand and $299 thousand at September 30, 2011 and December 31, 2010, respectively.

Pledged

To borrow from the Federal Home Loan Bank (the “FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At September 30, 2011 and December 31, 2010, $267.7 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit of which $67.6 million and $92.5 million, respectively, was available as lendable collateral. In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured, and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

At September 30, 2011 and December 31, 2010, $7.2 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Effective March 2011, the Company may borrow from the FHLB for terms up to three years, and effective June 2011 the Company may borrow from the FHLB amounts of up to 15% of the Company’s total assets, subject to availability of collateral. Previously, from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight, and, from December 2010 to June 2011, the maximum amount the Company could borrow was 10% of total assets. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at September 30, 2011 (dollars in thousands). All of the commercial loans held for sale are commercial real estate loans based on FDIC code.

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$105,716	$6,237	$111,953	13.7%	94.8%
Multifamily residential	18,119	—	18,119	2.2	15.3
Nonfarm nonresidential	369,899	25,144	395,043	48.5	334.4

Total loans secured by commercial real estate	$493,734	$31,381	$525,115	64.4%	444.5%

The following table further categorizes loans secured by commercial real estate at September 30, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans andcommercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land—unimproved (commercial or residential)	$36,083	$1,092	$37,175	4.6%	31.5%
Land development—commercial	10,276	—	10,276	1.3	8.7
Land development—residential	34,871	5,145	40,016	4.9	33.9
Commercial construction:
Retail	4,420	—	4,420	0.5	3.7
Office	236	—	236	—	0.2
Multifamily	741	—	741	0.1	0.6
Industrial and warehouse	895	—	895	0.1	0.8
Miscellaneous commercial	3,213	—	3,213	0.4	2.7

Total development commercial real estate loans	90,735	6,237	96,972	11.9	82.1
Existing and other commercial real estate loans
Secured by:
Hotel / motel	61,553	19,550	81,103	10.0	68.7
Retail	14,708	4,309	19,017	2.3	16.1
Office	21,606	—	21,606	2.7	18.3
Multifamily	18,119	—	18,119	2.2	15.3
Industrial and warehouse	11,725	—	11,725	1.4	9.9
Healthcare	15,701	—	15,701	1.9	13.3
Miscellaneous commercial	120,647	830	121,477	14.9	102.8
Residential construction—speculative	184	—	184	—	0.2

Total existing and other commercial real estate loans	264,243	24,689	288,932	35.4	244.6
Commercial real estate owner occupied and residential loans
Secured by:
Commercial—owner occupied	123,866	455	124,321	15.3	105.2
Commercial construction—owner occupied	9,022	—	9,022	1.1	7.6
Residential construction—contract	5,868	—	5,868	0.7	5.0

Total commercial real estate owner occupied and residential loans	138,756	455	139,211	17.1	117.8

Total loans secured by commercial real estate	$493,734	$31,381	$525,115	64.4%	444.5%

Asset Quality

Credit Quality Indicators. The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of borrowers to repay their obligations according to the contractual terms of their loans. Credit quality is evaluated through assignment of individual loan grades as well as past due and performing status analysis. Credit quality indicators allow the Company to assess the inherent loss on certain individual loans and pools of loans. See Note 4 of the Company’s Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K for a more detailed discussion of loan grading criteria and other credit quality indicators.

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at September 30, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	472	—	472
Grade 3	8,323	3,296	106,710	—	118,329
Grade 4	15,496	931	124,663	—	141,090
Grade W	9,449	4,265	36,427	—	50,141
Grade 5	3,484	7,642	31,183	—	42,309
Grade 6	33,316	1,971	64,478	24,425	124,190
Grade 7	11,730	—	5,554	6,956	24,240
Not risk rated*	23,918	14	412	—	24,344

	$105,716	$18,119	$369,899	$31,381	$525,115

Less: Commercial real estate included in commercial loans held for sale					(31,381)

Total					$493,734

*-	Consumer real estate loans of $23.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$2,503
Grade 2	455
Grade 3	10,253
Grade 4	21,374
Grade W	5,883
Grade 5	1,324
Grade 6	5,230
Grade 7	795
Not graded	30

Total	$47,847

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$57,287	$105,963	$7,228	$170,478
Nonperforming	1,010	8,070	586	9,666

Total	$58,297	$114,033	$7,814	$180,144

	Credit cards	Consumer- other	Total Consumer
Performing	$44	$54,321	$54,365
Nonperforming	17	530	547

Total	$61	$54,851	$54,912

Other
Performing	$7,187
Nonperforming	—

Total	$7,187

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2010 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$53	$—	$—	$—	$53
Grade 2	—	—	834	—	834
Grade 3	13,188	3,728	131,695	—	148,611
Grade 4	9,146	549	99,182	—	108,877
Grade W	10,654	1,085	28,268	—	40,007
Grade 5	7,550	11,168	41,046	4,114	63,878
Grade 6	34,157	1,769	59,440	42,450	137,816
Grade 7	21,071	—	3,622	18,661	43,354
Not risk rated*	29,512	28	852	—	30,392

	$125,331	$18,327	$364,939	$65,225	$573,822

Less: Commercial real estate included in commercial loans held for sale					(65,225)

Total					$508,597

*	- Consumer real estate loans of $29.5 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy

Commercial and industrial
Grade 1	$1,932
Grade 2	487
Grade 3	22,027
Grade 4	10,534
Grade W	3,778
Grade 5	1,171
Grade 6	5,779
Grade 7	1,736
Not graded	368

Total	$47,812

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$58,874	$101,414	$8,289	$—	$168,577
Nonperforming	998	7,607	866	932	10,403

Total	$59,872	$109,021	$9,155	$932	$178,980

Less: Single-family residential loans included in commercial loans held for sale					(932)

Total					$178,048

	Credit cards	Consumer-other	Total Consumer
Performing	$126	$52,041	$52,167
Nonperforming	26	459	485

Total	$152	$52,500	$52,652

Other
Performing	$6,317
Nonperforming	—

Total	$6,317

The following table summarizes delinquencies, by class, at September 30, 2011 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
Construction, land development and other land loans	$129	$42,882	$—	$43,011	$68,942	$111,953
Multifamily residential	—	—	—	—	18,119	18,119
Nonfarm nonresidential	2,920	20,045	—	22,965	372,078	395,043

Total commercial real estate	3,049	62,927	—	65,976	459,139	525,115

Single-family real estate, revolving,open end loans	459	1,010	36	1,505	56,792	58,297
Single-family real estate, closed end,first lien	1,166	8,070	—	9,236	104,797	114,033
Single-family real estate, closed end,junior lien	360	586	—	946	6,868	7,814

Total single-family residential	1,985	9,666	36	11,687	168,457	180,144

Commercial and industrial	538	1,867	—	2,405	45,442	47,847

Credit cards	—	17	—	17	44	61
All other consumer	728	530	—	1,258	53,593	54,851

Total consumer	728	547	—	1,275	53,637	54,912

Farmland	—	—	—	—	3,671	3,671
Obligations of states and political subdivisions of the U.S.	—	—	—	—	897	897
Other	—	—	—	—	2,619	2,619

Total	6,300	75,007	36	81,343	733,862	815,205
Less: Commercial loans held for sale	—	(14,238)	—	(14,238)	(17,143)	(31,381)

Total gross loans	$6,300	$60,769	$36	$67,105	$716,719	$783,824

The following table summarizes delinquencies, by class, at December 31, 2010 (in thousands).

	30-89 Days Past Due	Greater than 90 Days Past Due on Nonaccrual	Recorded Investment > 90 Days and Accruing	Total Past Due	Current	Total Loans
Construction, land development and other land loans	$7,240	$52,528	$—	$59,768	$76,686	$136,454
Multifamily residential	—	7,943	—	7,943	18,327	26,270
Nonfarm nonresidential	2,566	18,781	—	21,347	389,751	411,098

Total commercial real estate	9,806	79,252	—	89,058	484,764	573,822

Single-family real estate, revolving,open end loans	687	998	—	1,685	58,187	59,872
Single-family real estate, closed end,first lien	3,004	7,607	—	10,611	99,342	109,953
Single-family real estate, closed end,junior lien	280	866	—	1,146	8,009	9,155

Total single-family residential	3,971	9,471	—	13,442	165,538	178,980

Commercial and industrial	371	2,197	68	2,636	45,176	47,812

Credit cards	—	26	—	26	126	152
All other consumer	937	459	—	1,396	51,104	52,500

Total consumer	937	485	—	1,422	51,230	52,652

Farmland	—	—	—	—	3,667	3,667
Obligations of states and political subdivisions of the U.S.	—	—	—	—	990	990
Other	—	—	—	—	1,660	1,660

Total	15,085	91,405	68	106,558	753,025	859,583
Less: Commercial loans held for sale	—	(27,940)	—	(27,940)	(38,217)	(66,157)

Total gross loans	$15,085	$63,465	$68	$78,618	$714,808	$793,426

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $851 thousand and $2.3 million would have been reported during the three and nine months ended September 30, 2011 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, the Company’s earnings did not include this interest income.

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at September 30, 2011 (in thousands).

	Performing	Nonperforming	Total
Commercial loans held for sale	$9,231	$6,716	$15,947
Loans, gross	41,968	740	42,708

Total loans	$51,199	$7,456	$58,655

Troubled debt restructurings may be removed from this status if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, there was one troubled debt restructuring removed from this classification with a carrying balance of $276 thousand during the three months ended September 30, 2011 and one removed during the three months ended March 31, 2011 with a carrying balance of $876 thousand. At December 31, 2010, the carrying balance of troubled debt restructurings totaled $44.9 million, of which loans totaling $17.2 million were classified as commercial loans held for sale.

The following table summarizes loans that were modified during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial real estate	2	$840	$840	16	$21,693	$21,072
Single-family residential	1	111	111	9	991	991
Commercial and industrial	—	—	—	6	985	558
Consumer	1	10	10	1	10	10
Other	—	—	—	—	—	—

Total loans	4	$961	$961	32	$23,679	$22,631
Less: Commercial loans held for sale	—	—	—	3	11,250	10,869

Loans, gross	4	$961	$961	29	$12,429	$11,762

The following table summarizes how loans that were considered troubled debt restructurings were modified during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Rate concession	—	$—	$—	3	$1,982	$1,982
Term concession	1	10	10	19	10,969	10,543
Rate and term concessions	3	951	951	8	6,080	5,840
Required principal paydowns concession	—	—	—	1	1,736	1,355
Other	—	—	—	1	2,912	2,911

Total loans	4	$961	$961	32	$23,679	$22,631
Less: Commercial loans held for sale	—	—	—	3	11,250	10,869

Loans, gross	4	$961	$961	29	$12,429	$11,762

See Note 1, Summary of Significant Accounting Policies, Allowance for Loan Losses for disclosure about how loan modifications are factored into the determination of the allowance for loan losses.

The following table summarizes loans modified as troubled debt restructurings within the previous 12 month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial real estate	2	$2,122	4	$2,780
Single-family residential	2	293	3	462
Commercial and industrial	—	—	4	461
Consumer	—	—	—	—
Other	—	—	—	—

Total loans	4	2,415	11	$3,703
Less: Commercial loans held for sale	—	—	—	—

Loans, gross	4	$2,415	11	$3,703

Impaired Loans. The following table summarizes the composition of and information relative to impaired loans, by class, at September 30, 2011 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$30,803	$52,969		$6,237	$17,481	$37,040	$70,450
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	17,231	23,329		17,231	22,197	34,462	45,526

Total commercial real estate	48,034	76,298		23,468	39,678	71,502	115,976

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	3,014	7,051		—	—	3,014	7,051
Single-family real estate, closed end, junior lien	168	168		—	—	168	168

Total single-family residential	3,182	7,219		—	—	3,182	7,219

Commercial and industrial	466	3,904		—	—	466	3,904

Total impaired loans with no related allowance recorded	$51,682	$87,421		$23,468	$39,678	$75,150	$127,099

With an allowance recorded:
Construction, land development and other land loans	$ 8,977	$10,900	$3,191			$8,977	$10,900	$3,191
Multifamily residential	247	247	10			247	247	10
Nonfarm nonresidential	19,737	19,737	2,858			19,737	19,737	2,858

Total commercial real estate	28,961	30,884	6,059			28,961	30,884	6,059

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,408	1,408	159			1,408	1,408	159
Single-family real estate, closed end, junior lien	186	186	56			186	186	56

Total single-family residential	1,594	1,594	215			1,594	1,594	215

Commercial and industrial	640	709	113			640	709	113

All other consumer	10	10	—			10	10	—

Total impaired loans with an allowance recorded	$31,205	$33,197	$6,387			$31,205	$33,197	$6,387

Total:
Construction, land development and other land loans	$39,780	$63,869	$3,191	$6,237	$17,481	$46,017	$81,350	$3,191
Multifamily residential	247	247	10	—	—	247	247	10
Nonfarm nonresidential	36,968	43,066	2,858	17,231	22,197	54,199	65,263	2,858

Total commercial real estate	76,995	107,182	6,059	23,468	39,678	100,463	146,860	6,059

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,422	8,459	159	—	—	4,422	8,459	159
Single-family real estate, closed end, junior lien	354	354	56	—	—	354	354	56

Total single-family residential	4,776	8,813	215	—	—	4,776	8,813	215

Commercial and industrial	1,106	4,613	113	—	—	1,106	4,613	113

All other consumer	10	10	—	—	—	10	10	—

Total impaired loans	$82,887	$120,618	$6,387	$23,468	$39,678	$106,355	$160,296	$6,387

The following table summarizes the composition of and information relative to impaired loans, by class at December 31, 2010 (in thousands).

	Gross Loans			Commercial Loans Held for Sale		Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		19,674	30,367	31,178	47,466

Total commercial real estate	40,687	57,052		38,740	69,680	79,427	126,732

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,567	6,233		595	1,374	3,162	7,607
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,567	6,233		595	1,374	3,162	7,607

Commercial and industrial	117	117		—	—	117	117

Total impaired loans with no related allowance recorded	$43,371	$63,402		$39,335	$71,054	$82,706	$134,456

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	10,936	10,936	2,273			10,936	10,936	2,273

Total commercial real estate	22,100	28,463	5,376			22,100	28,463	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$24,946	$31,378	$6,346			$24,946	$31,378	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	22,440	28,035	2,273	19,674	30,367	42,114	58,402	2,273

Total commercial real estate	62,787	85,515	5,376	38,740	69,680	101,527	155,195	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,867	7,533	94	595	1,374	4,462	8,907	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,032	7,698	151	595	1,374	4,627	9,072	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$68,317	$94,780	$6,346	$39,335	$71,054	$107,652	$165,834	$6,346

Interest income recognized on impaired loans during the three and nine months ended September 30, 2011 was $624 thousand and $2.0 million, respectively. The average balance of total impaired loans was $104.9 million and $106.4 million for the same periods.

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the nine months ended Septmeber 30, 2011						At and for the nine months ended September 30, 2010 Total
	Commercial Real Estate	Single-family Residential	Commercial and Industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934	$24,079
Provision for loan losses	15,418	2,207	495	171	209	18,500	36,600
Allowance reclassified as commercial loans held for sale valuation allowance	—	—	—	—	—	—	(2,358)

Loan charge-offs	15,168	1,800	1,211	501	651	19,331	30,310
Loan recoveries	81	54	101	125	436	797	1,328

Net loans charged-off	15,087	1,746	1,110	376	215	18,534	28,982

Allowance for loan losses, end of period	$19,310	$4,522	$1,877	$1,170	$21	$26,900	$29,339

Individually evaluated for impairment	$6,059	$215	$113	$—	$—	$6,387	$9,081
Collectively evaluated for impairment	13,251	4,307	1,764	1,170	21	20,513	20,258

Allowance for loan losses, end of period	$19,310	$4,522	$1,877	$1,170	$21	$26,900	$29,339

Gross loans, end of period:
Individually evaluated for impairment	$71,742	$3,870	$1,106	$10	$—	$76,728	$45,667
Collectively evaluated for impairment	421,992	176,274	46,741	54,902	7,187	707,096	781,897

Total gross loans	$493,734	$180,144	$47,847	$54,912	$7,187	$783,824	$827,564

5.	Commercial Loans Held for Sale and Valuation Allowance

In September 2010, the Company began to market for sale a pool of specifically identified commercial loans. Commercial loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. Through September 30, 2011, 14 of these loans with a gross book value of $19.2 million were sold, of which $8.8 million were closed in the nine months ended September 30, 2011. During the three months ended September 30, 2011, two performing loans in a single relationship with a combined carrying value of $6.8 million were transferred to loans held for investment as the Company’s intention with respect to these loans had changed. In addition, during the three months ended September 30, 2011, the Company received a payoff of $4.0 million related to two loans that are part of a larger relationship.

The Company is continuing its efforts to market and sell the remaining commercial loans held for sale. At September 30, 2011, commercial loans held for sale totaled $31.4 million, reflecting a valuation allowance of $3.5 million. Of this amount, one loan totaling $6.7 million was paid off in October 2011 at an amount in excess of its carrying value.

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Land	$5,839	$6,534
Buildings	19,599	19,386
Leasehold improvements	5,032	5,200
Furniture and equipment	12,551	12,571
Software	4,227	3,562
Bank automobiles	106	137
Capital lease asset	1,378	1,085

Premises and equipment, gross	48,732	48,475
Accumulated depreciation	(21,964)	(20,366)

Premises and equipment, net	$26,768	$28,109

Depreciation expense for the three months ended September 30, 2011 and 2010 was $581 thousand and $806 thousand, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1.8 million and $2.0 million, respectively.

At September 30, 2011, a vacant bank-owned branch facility with a net book value of $235 thousand is listed for sale and included in Other assets in the Consolidated Balance Sheets. This facility was under contract for sale at June 30, 2011; however, the sale did not close as scheduled and, accordingly, the property has been relisted. In June 2011, the Company began marketing for sale a vacant parcel of land which at September 30, 2011 was included in Other assets in the Consolidated Balance Sheets at a net book value of $655 thousand.

7.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $407.6 million and $423.6 million at September 30, 2011 and December 31, 2010, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.7 million and $2.9 million at September 30, 2011 and December 31, 2010, respectively. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of mortgage-servicing rights was $3.2 million at September 30, 2011 and $3.6 million at December 31, 2010.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,747	$2,924	$2,896	$3,039
Capitalized mortgage-servicing rights	102	194	328	467
Mortgage-servicing rights portfolio amortization and impairment	(178)	(209)	(553)	(597)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,671	$2,909	$2,671	$2,909

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Valuation allowance, beginning of period	$38	$41	$39	$40
Additions charged to and (reduction credited from) operations	2	—	1	1

Valuation allowance, end of period	$40	$41	$40	$41

8.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Foreclosed real estate	$14,696	$19,983
Repossessed personal property	155	104

Total foreclosed real estate and repossessed personal property	$14,851	$20,087

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $5.4 million and $16.2 million at September 30, 2011 and September 30, 2010, respectively.

	At and for the three		At and for the nine
	months ended		months ended
	September 30,		September 30,
	2011	2010	2011	2010
Foreclosed real estate, beginning of period	$15,267	$26,521	$19,983	$27,826
Plus: New foreclosed real estate	6,302	8,202	11,714	16,299
Less: Proceeds from sale of foreclosed real estate	(3,830)	(6,988)	(12,287)	(13,285)
Less: Gain (loss) on sale of foreclosed real estate	(131)	321	(45)	603
Less: Provision charged to expense	(2,912)	(5,548)	(4,669)	(8,935)

Foreclosed real estate, end of period	$14,696	$22,508	$14,696	$22,508

At October 21, 2011, nine additional properties with an aggregate net carrying amount of $2.7 million were under contract for sale to close in the fourth quarter of 2011 at an anticipated $229 thousand gain.

9.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Transaction deposit accounts	$461,893	$434,108
Money market deposit accounts	134,520	143,143
Savings deposit accounts	59,583	49,472
Time deposit accounts $100,000 and greater	222,932	247,169
Time deposit accounts less than $100,000	228,628	299,470

Total deposits	$1,107,556	$1,173,362

At September 30, 2011 and December 31, 2010, $544 thousand and $692 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at September 30, 2011 or December 31, 2010.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Transaction deposit accounts	$14	$65	$97	$193
Money market deposit accounts	38	178	170	512
Savings deposit accounts	4	36	31	105
Time deposit accounts	2,211	3,172	7,169	9,478

Total interest expense on deposits	$2,267	$3,451	$7,467	$10,288

10.	Borrowings

Correspondent Bank Line of Credit

At September 30, 2011, the Company had access to one secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Correspondent bank line of credit accomodations	$30,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$30,000	$5,000

In October 2011, the Company obtained an additional $5 million secured line of credit from another correspondent bank.

In April 2011, the Company obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to 110% of the amount borrowed. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $4.4 million at September 30, 2011 and $6.8 million at December 31, 2010. During the second and third quarters of 2011, the FHLB repurchased $1.6 million and $808 thousand, respectively, of the FHLB stock owned by the Company. The stock was repurchased at book value therefore no gain or loss was recognized.

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

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2011	2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$67,635	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	17,883	46,275
Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	—	(50,000)
Excess	85,518	53,303

In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity. At September 30, 2011, the Company had no outstanding advances or letters of credit from the FHLB.

Federal Reserve Discount Window

At September 30, 2011 and December 31, 2010, $14.0 million and $10.9 million, respectively, of loans and securities were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since its establishment in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

11.	Shareholders’ Equity

Reverse Stock Split

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock, as reflected at the opening of trading on the following day. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Immediately prior to the Effective Date, the Company had 75,000,000 authorized common shares and 50,906,222 shares of common stock outstanding. After giving effect to the stock split, the Company had 75,000,000 authorized common shares and 12,726,399 shares of common stock outstanding. Authorized but unissued common shares were 62,273,601 at October 21, 2011.

Common Shares

During August 2010, the Company’s shareholders’ approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share. In October 2010, the Company issued 9,993,995 shares of common stock (on a post-split basis) to a group of institutional investors in a private placement (the “Private Placement”). An additional 307,508 shares (on a post-split basis) were issued in December 2010 and January 2011 to legacy shareholders as of October 6, 2010, and 654,031 (on a post-split basis) shares were issued to the institutional investors in the first quarter 2011 in a follow-on offering related to the Private Placement. In connection with these share issuances, the Company received gross proceeds of $106 million and $8 million in the fourth quarter 2010 and first quarter 2011, respectively. Of the proceeds received, $96 million and $8 million were contributed to the Bank in fourth quarter 2010 and first quarter 2011, respectively.

As disclosed in Note 14, Equity Based Compensation, as of October 21, 2011 the Company has reserved a total of 469,258 shares for future issuance under various equity incentive plans. During the nine months ended September 30, 2011, the Company awarded a total of 106,784 shares of restricted stock to directors and management and 368,001 stock options to management.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. Under the terms of a Consent Order the Bank entered into with the FDIC and the South Carolina Board of Financial Institutions (the “State Board”) in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies.

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

During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. At December 31, 2010, the Company had additional carryback capacity to recapture up to $7.4 million of taxes paid in 2008. Accordingly, the Company’s income tax receivable of $7.4 million at December 31, 2010 was primarily the result of its taxable net operating loss for the year ended December 31, 2010 which was carried back to 2008. In March 2011, after filing its 2010 federal income tax return, the Company filed a request for refund for this amount, and the refund was received in April 2011.

As of September 30, 2011, net deferred tax assets, before any valuation allowance, of $27.1 million are recorded in the Company’s Consolidated Balance Sheets. The net deferred tax asset is fully offset by a valuation allowance of $27.1 million as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations, as discussed below and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax asset in December 2010. The Company’s ongoing analysis indicates that a full valuation allowance continues to be appropriate at September 30, 2011.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Service rules. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Service rules, the carryforward period is five years from the date of the change in control, which for the Company is October 6, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of September 30, 2011, the Company currently estimates that future utilization of net operating loss carryforwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $5.2 million to $9.0 million of the built-in losses may not ultimately be realized. However, this determination will not be known until the five-year loss carryforward period expires in October 2015.

For the three and nine months ended September 30, 2011, an income tax benefit of $1.4 million and $2.5 million was recorded to reflect a decrease in the valuation allowance as a result of an increased deferred tax liability on unrealized gains in the Company’s investment securities portfolio.

13.	Employee Benefit Plans

401(k) Plan

During the three months ended September 30, 2011 and 2010, the Company made matching contributions to the employee 401(k) plan totaling $111 thousand and $115 thousand, respectively. During the nine months ended September 30, 2011 and 2010, the Company made matching contributions to the employee 401(k) plan totaling $293 thousand and $314 thousand, respectively.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $4.3 million and $5.2 million at September 30, 2011 and December 31, 2010, respectively.

The fair value of plan assets totaled $13.2 million and $13.9 million at September 30, 2011 and December 31, 2010, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest cost	$250	$265	$751	$747
Expected return on plan assets	(296)	(267)	(866)	(752)
Amortization of net actuarial loss	197	185	591	522

Net periodic pension expense	$151	$183	$476	$517

As a result of the Company’s decision to curtail the plan effective on January 1, 2008, no costs relative to service costs have been necessary since that date as employees no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 73% funded at January 1, 2011 and, as a result, in March 2011, the Company contributed $1.3 million to the pension plan. This contribution increased the Company’s asset to liability ratio to the 80% threshold level. An additional contribution of $94 thousand was made during the second quarter for the 2011 plan year. The Company anticipates additional employer contributions in the amount of $281 thousand will be made for the 2011 plan year during the fourth quarter 2011 and first quarter 2012.

14.	Equity Based Compensation

Effective June 28, 2011, the Company completed a one-for-four reverse split of its common stock. All share and per share amounts in this note have been restated to give effect to the reverse stock split.

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. The termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 28,203 stock option awards remained outstanding at September 30, 2011 with exercise prices ranging from $60.00 to $121.60 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2009	36,803	$87.22
Forfeited	(3,600)	60.00

Outstanding at September 30, 2010	33,203	90.17

Outstanding at December 31, 2010	30,003	$91.72
Forfeited	(1,800)	106.40

Outstanding at September 30, 2011	28,203	90.79

The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2011.

	Options outstanding			Options exercisable
Exercise price or range of exercise prices	Number of stock options outstanding at September 30, 2011	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number of stock options exercisable at September 30, 2011	Weighted- average exercise price
$ 60.00 to $ 80.00	10,003	0.80	$71.00	10,003	$71.00
$ 93.20 to $106.40	11,000	2.50	96.50	11,000	96.50
$ 109.20 to $121.60	7,200	4.28	109.54	7,160	109.48

Total	28,203	2.35	90.79	28,163	90.74

At September 30, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense. The compensation expense for stock options charged against pretax income (loss) during the three and nine months ended September 30, 2011 was less than $1 thousand for both periods. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. The compensation expense that was charged against pretax income during the same periods of 2010 for stock options was $7 thousand and $22 thousand, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense for the three and nine months ended September 30, 2010. Estimates of forfeitures are made at the time of grant and were not expected to be significant; therefore, compensation expense is being recognized for all equity based awards.

At September 30, 2011 and December 31, 2010, based on options outstanding at that time, the total compensation expense related to unvested stock option awards granted under the 1997 Plan but not yet recognized was less than $1 thousand and $1 thousand, respectively, before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This remaining compensation expense related to unvested stock option awards issued under the 1997 Plan is expected to be fully recognized during 2011.

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

	Shares of restricted stock	Weighted- average grant date fair value
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00

Remaining shares available for issuance at September 30, 2011	30,806

Of the net 31,694 shares of restricted stock granted under the 2008 Plan, vesting conditions relative to 12,987 shares had been met as of September 30, 2011.

During the first quarter of 2011, 8,658 shares of restricted stock with a total value of $90 thousand were granted to the nine nonmanagement directors of the Company as compensation for their annual Board retainers. During the second quarter of 2011, 8,375 shares of restricted stock with a total value of $87 thousand were granted to three nonmanagement directors upon their reelection to the Board in May 2011 as well as two members of senior management. During the third quarter of 2011, no shares of restricted stock were granted under the 2008 Plan.

Shares of restricted stock granted to employees and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)
Issued to employees	5 years

During this period, the holder is entitled to full voting rights and dividends as described above.

Compensation Expense. The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax income (loss) during the three and nine months ended September 30, 2011 for the 2008 Plan was $70 thousand and $290 thousand, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. For the three and nine months ended September 30, 2010, compensation expense for restricted stock awards was $78 thousand and $248 thousand, respectively and the income tax benefit with regard to the deductible portion of this compensation expense was $27 thousand and $89 thousand for the same periods. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At September 30, 2011, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the 2008 Plan but not yet recognized was $724 thousand. This expense is expected to be recognized through 2016.

2011 Stock Incentive Plan

At the May 19, 2011 Annual Meeting of Shareholders, the Company’s shareholders approved the Palmetto Bancshares, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) to further support the alignment of management and shareholder interests. The 2011 Plan allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to employees and directors. The 2011 Plan requires that stock options be issued at or above the fair market value per share on the date of grant. Stock options granted to participants under the 2011 Plan may be either incentive stock options or nonqualified stock options.

Under the 2011 Plan, the Board, at its discretion, determines the amount of equity awards to be granted, the vesting conditions, type of award and any other terms and conditions. No option will be exercisable more than 10 years after the date of grant. Generally, the recipient will have the right to receive dividends, if any, with respect to any shares of restricted stock granted, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance. The following table summarizes the 2011 Plan stock option and restricted stock activity at the date and for the periods indicated.

	Total shares	Shares of restricted stock	Weighted- average grant date fair value	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	457,752	89,751	$10.48	368,001	$10.49

Remaining shares available for issuance at September 30, 2011	42,248

During the second quarter of 2011, 89,751 shares of restricted stock with an estimated fair value of $940 thousand and 368,001 stock options with an estimated fair value of $1.9 million were granted to certain members of senior management. No grants were made under the 2011 Stock Plan during the third quarter of 2011. Both the restricted shares and stock options are subject to time and performance based restrictions. The time based restrictions require continuous employment over a five year period and the performance based restrictions require removal of the Consent Order and two consecutive quarters of net income. Assuming the time and performance based restrictions are satisfied, the awards vest ratably in years three, four and five. If the performance restrictions are not met, all of the awards are forfeited.

Determining Fair Value. The following table summarizes fair value of each stock option award granted under the 2011 Plan as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for the determination of fair value of such grants.

	May 16, 2011 Grants	June 16, 2011 Grants
Option price	$10.40	$11.00

Fair value of stock option awards granted	$5.16	$5.40

Expected dividend yields	—%	—%
Expected volatility	45	45
Risk-free interest rate	2.51	2.22
Contractual term (years)	10	10
Expected term (years)	7	7
Vesting period (years)	5	5

Compensation Expense. The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax income (loss) for the three and nine months ended September 30, 2011 for awards under the 2011 Plan was $189 thousand and $270 thousand, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. Compensation expense is adjusted to reflect awards forfeited prior to vesting. At September 30, 2011, based on awards outstanding at that time, the total pretax compensation expense related to unvested equity awards granted under the 2011 Plan but not yet recognized was $2.6 million. This expense is expected to be recognized through 2016.

15.	Average Share Information

The following table summarizes the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding—basic	12,618,092	1,613,900	12,533,937	1,613,900
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding—diluted	12,618,092	1,613,900	12,533,937	1,613,900

Per Share Data
Net loss—basic	$(0.43)	$(8.54)	$(1.68)	$(17.10)
Net loss—diluted	(0.43)	(8.54)	(1.68)	(17.10)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three or nine months ended September 30, 2011 and 2010 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at September 30, 2011 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$49,637
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	5,429
Commercial real estate, other construction loan, and land development loan commitment	14,854
Commercial and industrial loan commitments	17,450
Overdraft protection line commitments	27,444
Other	10,502

Total commitments to extend credit	$125,316

Standby letters of credit are issued for customers in connection with contracts between customers and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $2.9 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.

The reserve for unfunded commitments at September 30, 2011 and December 31, 2010 was $342 thousand and $99 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Loan Participations

With regard to loan participations sold disclosed in Note 4, Loans, and Note 8, Foreclosed Real Estate and Repossessed Personal Property, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Derivatives

See Note 17, Derivative Financial Instruments and Hedging Activities, for further discussion regarding the Company’s off-balance sheet arrangements and commitments related to its derivative loan commitments and freestanding derivatives.

Long-Term Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at September 30, 2011 (in thousands). See Note 13, Employee Benefit Plans, for discussion regarding obligations of employee benefit plans.

		Over one through three years	Over three through five years	Over five years

	Less than one year
Other contractual obligations					Total
Time deposit accounts	$246,630	$200,986	$3,883	$61	$451,560

There have been no significant changes in future real property operating lease obligations or FHLB advances as reported in our 2010 Annual Report on Form 10-K except as otherwise noted within this Quarterly Report on Form 10-Q.

Short-Term Contractual and Noncontractual Obligations

As of September 30, 2011, we had ordered two automatic teller machines at a total cost of $55 thousand, both of which are to be installed in the fourth quarter 2011. A portion of this commitment was anticipated during the Company’s 2011 annual budgeting process for which the Board of Directors approved $2.4 million in capital expenditures related to technology and facilities as disclosed in the Company’s 2010 Annual Report on Form 10-K.

Recourse Liability on Credit Card Accounts

In connection with the sale of the credit card portfolio in December 2010, the Company is subject to a recourse obligation on certain credit card accounts with outstanding balances of $370 thousand at September 30, 2011. The Company has a reserve of $35 thousand included in Other liabilities established for estimated losses in connection with these accounts.

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

17.	Derivative Financial Instruments and Hedging Activities

At September 30, 2011 and December 31, 2010, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At September 30, 2011, commitments to originate conforming loans totaled $15.5 million. At September 30, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $489 thousand. At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. The net change in derivative loan commitment fair values during the three months ended September 30, 2011 and 2010 resulted in net derivative loan commitment income of $449 thousand and $39 thousand, respectively. The net change in derivative loan commitment fair values during the nine months ended September 30, 2011 and 2010 resulted in net derivative loan commitment income of $426 thousand and $248 thousand, respectively.

Forward sales commitments totaled $12.4 million at September 30, 2011. At September 30, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $139 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $155 thousand. Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. The net change in forward sales commitment fair values during the three months ended September 30, 2011 and 2010, resulted in expense of $31 thousand and income of $457 thousand, respectively. The net change in forward sales commitment fair values during the nine months ended September 30, 2011 and 2010, resulted in expense of $95 thousand and income of $125 thousand, respectively.

18.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$122,674	$—	$122,674
Collateralized mortgage obligations	—	132,533	—	132,533
Other mortgage-backed (federal agencies)	—	22,398	—	22,398
Derivative financial instruments	—	628	—	628

Total assets measured at fair value on a recurring basis	$—	$278,233	$—	$278,233

Liabilities
Derivative financial instruments	$—	$155	$—	$155

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
U.S. Treasury and federal agencies	$—	$37,426	$—	$37,426
State and municipal	7,530	44,932	—	52,462
Collateralized mortgage obligations	25,992	82,179	—	108,171
Other mortgage-backed (federal agencies)	—	20,716	—	20,716
Derivative financial instruments	—	278	—	278

Total assets measured at fair value on a recurring basis	$33,522	$185,531	$—	$219,053

Liabilities
Derivative financial instruments	$—	$136	$—	$136

For financial assets measured at fair value on a nonrecurring basis that were reflected in the balance sheet, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of the periods indicated (in thousands).

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$2,486	$—	$2,486
Commercial loans held for sale	—	19,159	12,222	31,381
Impaired loans in gross loans	—	52,213	3,870	56,083
Foreclosed real estate and repossessed personal property	2,208	12,249	393	14,850

Total assets measured at fair value on a nonrecurring basis	$2,208	$86,107	$16,485	$104,800

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$4,793	$—	$4,793
Commercial loans held for sale	1,303	21,231	43,623	66,157
Impaired loans in gross loans	—	43,920	6,649	50,569
Foreclosed real estate and repossessed personal property	5,999	13,939	149	20,087

Total assets measured at fair value on a nonrecurring basis	$7,302	$83,883	$50,421	$141,606

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair values for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands). The methodologies used to determine fair value are disclosed in the Company’s 2010 Annual Report on Form 10-K. The Company has used management’s best estimate of fair value based on those methodologies. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Assets
Loans (1)	$700,841	$686,130	$715,923	$709,018

Total assets	$700,841	$686,130	$715,923	$709,018

Liabilities
Deposits	$1,107,556	$1,114,410	$1,173,362	$1,178,905
FHLB advances	—	—	35,000	35,224

Total liabilities	$1,107,556	$1,114,410	$1,208,362	$1,214,129

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

19.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at September 30, 2011 and December 31, 2010. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

Since September 30, 2011, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2011
Total capital to risk-weighted assets
Company	$119,074	13.53%	$70,411	8.00%	n/a	n/a
Bank	118,143	13.42	70,412	8.00	$88,015	10.00%
Tier 1 capital to risk-weighted assets
Company	107,872	12.26	35,206	4.00	n/a	n/a
Bank	106,941	12.15	35,206	4.00	52,809	6.00
Tier 1 leverage ratio
Company	107,872	8.48	50,874	4.00	n/a	n/a
Bank	106,941	8.41	50,876	4.00	63,595	5.00

At December 31, 2010
Total capital to risk-weighted assets
Company	$132,118	14.43%	$73,261	8.00%	n/a	n/a
Bank	130,632	14.25	73,339	8.00	$91,674	10.00%
Tier 1 capital to risk-weighted assets
Company	120,478	13.16	36,631	4.00	n/a	n/a
Bank	118,981	12.98	36,669	4.00	55,004	6.00
Tier 1 leverage ratio
Company	120,478	8.22	58,634	4.00	n/a	n/a
Bank	118,981	8.12	58,624	4.00	73,280	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the State Board (collectively, the “Supervisory Authorities”) conducted their annual joint examination of the Bank (and have since conducted their subsequent annual examination as of September 30, 2010). Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight and Risk Management Committee of the Board of Directors met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order. The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

•

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

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

•

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

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

•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. On April 1, 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which it operates were considered high rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas. The FDIC informed the Company that this high rate determination is also effective for calendar year 2011; and

•

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof the Bank has submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, the Bank believes it is currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of its criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the most recent date being December 2, 2011 when a 65% ($140.5 million) reduction in criticized assets is required from the September 30, 2009 balances. As of September 30, 2011, the Bank has reduced its criticized assets by $149.4 million, which is more than the amount necessary to meet the December 2, 2011 deadline. As of October 21, 2011, the Bank has reduced its criticized assets by 69.1% ($149.5 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the more significant factors impacting our financial condition as of September 30, 2011 and results of operations and cash flows for the three and nine months ended September 30, 2011. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

On June 28, 2011 (the “Effective Date”), we completed a one-for-four reverse stock split of our common stock. In connection with the reverse stock split, every four shares of our issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of our newly issued common stock. Fractional shares were rounded up to the next whole share. All prior period share amounts have been retroactively restated to reflect the reverse stock split.

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

•	Greater than expected losses could occur due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of our commercial loans held for sale, specifically at values equal or above the currently recorded loan balances which would not result in additional writedowns,

•	Our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums,

•	Our ability to comply with the Consent Order and potential regulatory actions if we fail to comply,

•	Our ability to attract and retain key personnel,

•	Our ability to retain our existing clients, including our deposit relationships,

•	The rates of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate, and weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding,

•	Changes in availability of wholesale funding sources, including increases in collateral margin requirements,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment, including the impact of the recent financial reform legislation on the banking and financial services industries,

•

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,

•	Changes in technology,

•	Changes in deposit flows,

•	Changes in monetary and tax policies, including confirmation of any income tax refund claims received by the Internal Revenue Service,

•

Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the SEC and the Financial Accounting Standards Board,

•

Potential limitations on our ability to utilize net operating loss carryforwards and net unrealized built-in losses for income tax purposes due to the change in control resulting from the Private Placement transaction,

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

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses,

•	The value of our stock price, including our initial and continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of local, national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us in the future. During 2008 through 2010, the capital and credit markets experienced extended volatility and disruption that continued to impact the Company in 2011. During the first half of 2011 there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System, during the third quarter 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession. There can be no assurance that these negative developments will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition, and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements whether as a result of new information, future event or otherwise.

NonGAAP Financial Information

This report contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This report discusses both GAAP net loss and pretax operating earnings excluding credit-related items and certain special items, which are a nonGAAP measure. We believe that such nonGAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. NonGAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit costs and special items when assessing the performance of the Company. NonGAAP measures have limitations as analytic tools, and readers should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP.

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

		At and for the three months ended				At and for the year ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	December 31, 2010
STATEMENTS OF INCOME (LOSS)
Interest income	$13,582	$13,537	$12,994	$13,442	$13,856	$56,627
Interest expense	2,267	2,555	2,736	3,682	3,888	15,366

Net interest income	11,315	10,982	10,258	9,760	9,968	41,261
Provision for loan losses	5,600	7,400	5,500	10,500	13,100	47,100

Net interest income (expense) after provision for loan losses	5,715	3,582	4,758	(740)	(3,132)	(5,839)
Noninterest income	4,300	3,758	3,572	4,581	4,060	16,867
Noninterest expense	16,839	18,100	14,358	22,366	22,287	72,572

Net loss before provision (benefit) for income taxes	(6,824)	(10,760)	(6,028)	(18,525)	(21,359)	(61,544)
Provision (benefit) for income taxes	(1,355)	(1,191)	52	14,073	(7,580)	(1,342)

Net loss	$(5,469)	$(9,569)	$(6,080)	$(32,598)	$(13,779)	$(60,202)

COMMON AND PER SHARE DATA (1)
Net loss per common share:
Basic	$(0.43)	$(0.76)	$(0.49)	$(2.97)	$(8.54)	$(15.13)
Diluted	(0.43)	(0.76)	(0.49)	(2.97)	(8.54)	(15.13)
Cash dividends per common share	—	—	—	—	—	—
Book value per common share	8.28	8.51	9.17	9.61	30.40	9.61
Outstanding common shares	12,726,399	12,726,891	12,628,765	11,852,599	1,624,110	11,852,599
Weighted average common shares outstanding—basic	12,618,092	12,616,887	12,363,375	10,993,328	1,613,900	3,978,250
Weighted average common shares outstanding—diluted	12,618,092	12,616,887	12,363,375	10,993,328	1,613,900	3,978,250
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Assets	$1,248,511	$1,271,060	$1,333,211	$1,355,247	$1,379,632	$1,355,247
Investment securities available for sale, at fair value	277,605	280,816	274,103	218,775	129,571	218,775
Total loans	817,691	821,197	824,852	864,376	919,844	864,376
Deposits (including traditional and nontraditional)	1,132,321	1,151,252	1,201,331	1,194,082	1,220,673	1,194,082
FHLB borrowings	—	—	5,000	35,000	96,000	35,000
Convertible debt	—	—	—	—	380	—
Shareholders' equity	105,369	108,364	115,845	113,899	49,374	113,899

AVERAGE BALANCES
Assets	$1,270,576	$1,323,812	$1,322,690	$1,464,771	$1,392,873	$1,399,592
Interest-earning assets	1,229,478	1,278,946	1,269,221	1,393,765	1,320,421	1,325,651
Investment securities available for sale, at fair value	279,781	280,259	231,176	175,715	132,223	135,379
Total loans	825,528	825,601	846,823	901,564	945,374	967,882
Deposits (including traditional and nontraditional)	1,150,491	1,193,740	1,184,624	1,223,542	1,221,132	1,204,835
Other short-term borrowings	12	11	1	1	—	1
FHLB borrowings	—	2,527	5,666	89,367	95,997	95,231
Convertible debt	—	—	—	29	380	199
Shareholders' equity	109,581	116,494	120,042	139,250	62,832	87,463

SELECT PERFORMANCE RATIOS
Return on average assets	(1.71)%	(2.90)%	(1.86)%	(8.83)%	(3.92)%	(4.30)%
Return on average shareholders' equity	(19.80)	(32.95)	(20.54)	(92.88)	(87.00)	(68.83)
Net interest margin	3.65	3.44	3.28	2.78	3.00	3.11

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	8.62%	8.80%	9.08%	9.51%	4.51%	6.25%
Shareholders' equity as a percentage of assets, at period end	8.44	8.53	8.69	8.40	3.58	8.40
Tier 1 risk-based capital	12.26	12.83	13.72	13.16	4.35	13.16
Total risk-based capital	13.53	14.10	15.00	14.43	5.63	14.43
Tier 1 leverage ratio	8.48	8.54	9.26	8.22	3.03	8.22

ASSET QUALITY INFORMATION
Allowance for loan losses	$26,900	$26,981	$26,954	$26,934	$29,339	$26,934
Nonaccrual loans	75,007	71,739	85,099	91,405	90,773	91,405
Nonperforming assets	89,858	87,073	101,484	111,492	113,411	111,492
Net loans charged-off	5,681	7,373	5,480	12,453	9,786	41,435
Allowance for loan losses as a percentage of gross loans	3.43%	3.50%	3.53%	3.39%	3.55%	3.39%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale, and foreclosed assets	9.04	8.58	10.12	10.39	9.67	10.39
Nonperforming assets as a percentage of assets	7.20	6.85	7.61	8.23	8.22	8.23
Net loans charged-off as a percentage of average gross loans	2.90	3.86	2.85	6.09	4.12	4.39

OTHER DATA
Number of full service branches	29	29	29	29	29	29
Number of full-time equivalent employees	358.0	378.5	385.0	393.5	394.0	393.5

(1)	Prior period amounts have been restated to give effect to a one-for-four reverse stock split during the second quarter 2011.

Executive Summary of Third Quarter 2011 Financial Results

Context for the Three and Nine Months Ended September 30, 2011 and the Company

Palmetto Bancshares, Inc. was incorporated in 1982, and its wholly-owned subsidiary, The Palmetto Bank, has been operating since 1906. Given its 105-year history, the Company has developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, the Company has historically had a lower cost of deposits than its peers due to a higher core deposit mix.

Until 2009, the Company operated under the same executive management team for more than 30 years. During that time, the Company grew to become the fifth largest banking institution headquartered in South Carolina and one of the most profitable banking franchises in the Carolinas. From 1999 to 2008, the Company averaged a return on average assets and return on average equity of 1.25% and 15.2%, respectively, over the same time period noninterest income as a percentage of average assets averaged 1.60%.

As a result of the challenges that developed in 2008, the Company accelerated its management succession plan, and in early 2009 the Board of Directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan to address all areas of the Company with an immediate emphasis on aggressively resolving the Company’s asset quality issues, including the hiring in July 2009 of a new Chief Credit Officer who brought over 25 years of credit experience to the Company.

The period from 2009 through the first nine months of 2011 has been very challenging for the Company, the banking industry, and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy that generally started with an economic crisis in August 2008 and continued into 2011, for which the banking industry and the Company continue to be adversely affected.

•	Volatile equity markets that declined significantly during the first half of 2009 and have since continued to experience significant volatility.

•

Significant stress on the banking industry resulting in governmental financial assistance to many financial institutions, extensive regulatory and congressional scrutiny, and new comprehensive reform legislation, including yet to be determined regulations which will be adopted as a result.

•	General anxiety on the part of our clients and the general public.

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal.”

•

Low and uncertain interest rate environment particularly given government intervention in the financial markets and statements by the Federal Reserve that short-term rates may remain low continuing into 2013.

•	General flattening of the yield curve placing additional pressure on the banking industry’s ability to generate traditional net interest income to support current infrastructure costs.

•	Downgrade of long term U.S. Treasury obligations to AA by a major credit rating agency in August 2011.

•	High levels of unemployment nationally and in our local markets, which have shown sporadic signs of improvement but for which uncertainty continues about whether the trend will continue to improve.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period which resulted in the Company reaching a natural “maturity/life cycle hump” typical of banks that reach that asset size. Common challenges associated with this stage of our life cycle include:

•	Stress on our infrastructure requiring investment in the number and expertise of employees and refinement of policies and procedures.

•	Required investments in technology to invest in the future, and rationalization of the technology investments versus our historical investment in facilities.

•

Adapting products and services and related pricing and fees to remain relevant to our current and evolving client base and competitiveness in the market place and developing broader distribution channels for delivery of our products and services.

•	Application of a more sophisticated risk management approach including a comprehensive view of risk, processes and procedures, internal and business partner expertise and the “way we do business.”

•	Executive management succession plan implemented effective July 1, 2009 and resulting organizational changes:

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), effective July 1, 2009, the Company named Samuel L. Erwin as Chief Executive Officer and President of the Bank and Lee S. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank from July 1, 2010 to February 2, 2011. Messrs. Erwin and Dixon have proven bank turn around and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

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

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges continued in 2010 and 2011; primarily as a result of these credit losses we also incurred net losses in 2010 and for the first nine months of 2011.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Market disruption from mergers and acquisitions in our market, with our largest two competitors in terms of deposit market share being acquired by large, out-of-market banks. In addition, smaller community banks in our market have also been acquired by out-of-state banks.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually larger and more complex loans originated during 2004 through 2008, as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Loans (including commercial loans held for sale) decreased $341.2 million from March 31, 2009 (peak quarter-end loans) to September 30, 2011. Borrowings and certificates of deposits also decreased $271.9 million from June 30, 2009 (peak quarter-end borrowings and certificates of deposits).

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are continually being refined and are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•    Manage through the extended recession and volatile economic environment

•    Execute the Strategic Project Plan related to credit quality, earnings, liquidity, and capital (the Strategic Project Plan is described in more detail below), including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital

June 2009 –October 2010

Annual Strategic Plans

•    Strategic planning at the corporate and department level for calendar years 2010 and 2011 in the context of the uncertain economic environment and ensuring our infrastructure is appropriately-sized with respect to projected balance sheet size and revenues

•    Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets

•    Expense reduction and positioning the Bank to return to profitability in the post-capital raise and post-recession environment

Calendar years 2010 and 2011

Bank of the Future

•    Reinventing the Bank to be “the bank of the future”

•    Determining the “client of tomorrow” and refining our products, services, and distribution channels to meet their expectations

•    Adapting to the rapidly changing financial services landscape, including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income, and higher compliance costs

•    Listing of common stock on the NASDAQ stock exchange and potential increase into a more national retail investor base and resulting increased scrutiny by analysts and others in the investment community

•    Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions upon exit from the Consent Order

Two to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009 through 2011 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the effects of the extended recession to position the Company to return to profitability once the economy begins to recover. In light of the negative economic developments in the third quarter 2011, the Company began performing another comprehensive strategic review of all areas of the Bank to determine potential strategic actions that may be necessary to further position the Company to deal with the expectations of a no/slow growth economic environment for the foreseeable future.

The consummation of the Private Placement in October 2010 and subsequent follow-on offering in which the Company received $113.9 million of gross proceeds from the sale of common stock was a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned the Company from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention, and new client acquisition.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively to improve our net interest margin. This includes investing in higher yielding investment securities until sustained loan growth resumes, as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit accounts (“CDs”). We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of employees given our current balance sheet size and product volumes, more specifically delineating our businesses, evaluating client demographics and resulting needs, and preparing “go to market” strategies with relevant products and services and marketing plans by business.

In addition, to further reduce operating expenses, in the third quarter 2011 the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project is focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. We expect to substantially complete this evaluation in the fourth quarter 2011 with additional expense savings from this effort expected to be realized beginning in the fourth quarter 2011 through 2012.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and remains higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in 2009 through the first nine months of 2011 were significantly impacted by the following in comparison to our historical financial results.

•	Provision for loan losses totaling $18.5 million in the first nine months of 2011 and $47.1 million and $73.4 million in 2010 and 2009, respectively, compared to $5.6 million in 2008.

•	Loss on commercial loans held for sale totaling $7.0 million in the first nine months of 2011 and $7.6 million in 2010 compared to none in 2009 and 2008.

•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $5.4 million in the first nine months of 2011 and $11.7 million and $3.2 million in 2010 and 2009, respectively, compared to $516 thousand in 2008.

•

Foregone interest of $2.5 million in the first nine months of 2011 and $4.7 million and $3.7 million in 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.61%, 2.75% and 4.75%, respectively.

•

Higher FDIC deposit insurance assessments totaling $2.3 million in the first nine months of 2011 and $4.5 million and $3.3 million in 2010 and 2009, respectively, compared to $786 thousand in 2008 due to industry wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009.

•	Goodwill impairment totaling $3.7 million in 2010.

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009.

•

Full valuation allowance recorded against deferred tax assets beginning in December 2010 and continuing through September 2011 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the first nine months of 2011 and the year ended December 31, 2010.

In total, the above events reduced the Company’s pretax earnings by $32.0 million during the nine months ended September 30, 2011. Compared to the same periods of 2008, the above events reduced our pretax earnings by approximately $72.3 million and $76.7 million for the years ended December 31, 2010, and 2009, respectively. In addition, the valuation allowance recorded against the net deferred tax asset negated the recognition of a tax benefit associated with our loss for the first nine months of 2011 and reduced aftertax earnings by $20.5 million in 2010.

As summarized below, as a result of the execution of our Strategic Project Plan, our pretax operating earnings excluding credit-related items and certain special items have improved each quarter since consummation of the Private Placement (in thousands):

	For the three months ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net loss	$(13,779)	$(32,598)	$(6,080)	$(9,569)	$(5,469)
Less: Provision (benefit) for income taxes	(7,580)	14,073	52	(1,191)	(1,355)
Less: Credit-related items
Provision for loan losses	13,100	10,500	5,500	7,400	5,600
Loan workout expenses (1)	56	2	19	453	436
Foreclosed real estate writedowns and expenses	5,490	2,604	833	1,504	3,029
Loss on commercial loans held for sale	—	7,562	1,151	3,797	2,080

Total credit-related items	18,646	20,668	7,503	13,154	11,145
Less: Special items
Goodwill impairment	3,691	—	—	—	—
Gain on sale of credit card portfolio	—	(1,176)	—	—	—

Total special items	3,691	(1,176)	—	—	—

Income before income taxes, credit-related and special items	$978	$967	$1,475	$2,394	$4,321

(1)	Prior to the second quarter 2011, a portion of these costs were included in provision for loan losses; beginning in May 2011 these costs were included in loan workout expenses.

We believe consummation of the Private Placement and ongoing execution of the Strategic Project Plan, including the results of the Company-wide project initiated during the third quarter 2011 to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, will result in continued improvement to both our operating earnings and reported earnings going forward.

The credit-related costs associated with the recession are significant for banks. Beginning in the fourth quarter of 2008 and continuing through the first nine months of 2011, construction, acquisition and development real estate projects have slowed, guarantors are financially stressed and increasing credit losses have surfaced. During 2009 and into 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects and declines in fair values of real estate related assets, resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

These credit challenges resulted in a significant increase in the level of nonperforming assets through March 31, 2010, with a continued elevated level of such assets through September 30, 2011. Through the second quarter 2011, our problem asset resolution efforts resulted in five consecutive quarters of a reduction in nonperforming assets. In the third quarter 2011, our nonperforming assets increased slightly primarily as a result of a loan to one borrower aggregating $6.7 million which had been on our problem loan list and for which we had been aggressively working with the borrower to resolve this loan. This loan was paid off in October 2011 at an amount in excess of its carrying value. Notwithstanding the increase in nonperforming assets in the third quarter 2011 due to this relationship, our nonperforming assets have decreased 36.8% since the peak at March 31, 2010.

During the third quarter 2011, the migration of loans into nonaccrual status totaled $14.1 million, compared to an average of $23.0 million over the past nine quarters.

Many of our nonaccrual loans are collateral dependent real estate loans for which we are required to write down the loans to fair value less estimated selling costs under applicable accounting principles, with the fair values determined primarily based on third party appraisals. During 2009 and 2010, appraised values decreased significantly and continue to be depressed in 2011, even in comparison to appraisals received when the loans were originated in 2006 to 2009 and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets beginning in 2009 and continuing through the first nine months of 2011 resulted in significant credit losses. However, given the significant writedowns recorded to date and our problem asset resolution actions, the amount of the more recent writedowns have generally decreased on an asset by asset basis and, therefore, are expected to be less severe going forward.

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

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

We believe we have complied with this provision of the Consent Order.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the Supervisory Authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we have complied with this provision of the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order.

Notify the Supervisory Authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we have complied with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful” or “Special Mention”.	We believe we have complied with this provision of the Consent Order.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are working aggressively to reduce our concentrations in commercial real estate.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we have complied with this provision of the Consent Order.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding, and asset liability management.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we have complied with this provision of the Consent Order.

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	Prior to and at September 30, 2011, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our criticized assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in criticized assets by specified percentages by certain dates, with the most recent date being December 2, 2011 when a 65% ($140.5 million) reduction in criticized assets is required from the September 30, 2009 balances. As of September 30, 2011, the Bank has reduced its criticized assets by $149.4 million, which is more than the amount necessary to meet the December 2, 2011 deadline. As of October 21, 2011, the Bank has reduced its criticized assets by 69.1% ($149.5 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings, and capital. Execution of the Plan is being overseen by the Regulatory Oversight and Risk Management Committee of the Board of Directors, and we utilized external expertise to assist with its initial implementation. The Plan contemplated substantially all of the requirements of the Consent Order, and, therefore, we believe we have already made substantial progress towards complying with the requirements of the Consent Order. However, certain provisions of the Consent Order required us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan, which has been updated to also reflect the requirements of the Consent Order. As an extension of this Plan, in the third quarter 2011, the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project is focused on strategic and tactical actions such as business reviews, headcount rationalization, and process improvement and automation. We expect to substantially complete this evaluation in the fourth quarter 2011 with additional expense savings from this effort expected to be realized beginning in the fourth quarter 2011 through 2012.

No one can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets, and raising additional capital, will help our clients and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued into 2011, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009, 2010 and 2011. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors. These internal and independent loan reviews will continue during the remainder of 2011.

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral.

•	We also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations.

•

In July 2009, we hired a new Chief Credit Officer and reevaluated our lending policies and procedures and credit administration function and implemented significant enhancements. Among other changes, we reorganized our credit administration function, hired additional internal resources and external consulting assistance and reorganized our line of business lending roles and responsibilities including separate designation of a commercial lending business with more direct oversight and clearer accountability.

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition, which is currently comprised of four individuals.

•	We are actively marketing problem assets for sale. Nonperforming assets have declined $52.3 million (36.8%) since the peak at March 31, 2010.

•

In September 2010, we began marketing for sale a pool of commercial loans. Through September 30, 2011, we sold 14 loans with a gross book value of $19.2 million. We are continuing our efforts to sell the remaining loans held for sale. At September 30, 2011, we had commercial loans held for sale with a carrying balance totaling $31.4 million.

Notwithstanding the slight increase in total nonperforming assets in the third quarter 2011, credit quality indicators generally showed continued stabilization in the third quarter 2011 as we experienced more stabilized in migration of loans to nonaccrual status and past dues, and lower loss severity on individual problem assets. We continue to monitor our loan portfolio very carefully and are aggressively working to reduce our problem assets.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general.

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, beginning in the fourth quarter 2010 and continuing into the third quarter 2011, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. We obtained a new line of credit from a correspondent bank totaling $25 million in April 2011 and a $5 million secured line of credit from another correspondent bank in October 2011. Additionally, in June 2011 the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in

October 2010, we have redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. During the third quarter 2011, cash balances were primarily used to fund loan growth and strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to expected liquidity needs.

At October 21, 2011, funding sources included cash invested at the Federal Reserve totaling $88.9 million, approximately $579 thousand in available retail repurchase agreement capacity, $190.8 million from the FHLB, $10.6 million from the Federal Reserve Discount Window and our correspondent bank lines of credit totaling $35.0 million.

Capital. At September 30, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter of 2009.

•	Reduced our loan portfolio (including commercial loans held for sale) by $341.2 million and total assets by $153.6 million since March 31, 2009.

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

One of the requirements of the Private Placement was that we use our reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol “PLMT.” Concurrent with the listing, our Private Trading System, the passive mechanism hosted on our website that was previously used by buyers and sellers to coordinate trades of our common stock, was terminated.

Earnings. We have been implementing an earnings plan that is focused on improvement through a combination of revenue increases and expense reductions, including assistance from external consulting firms to review our current and potential new products and services and related rates and fees, and to identify process and efficiency improvements.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At September 30, 2011, loans aggregating $220.7 million had interest rate floors, of which $193.3 million had floors greater than or equal to 5%. In 2010 and into 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer, and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed $82.0 million of higher priced certificates of deposit accounts at rates ranging from 1.34% to 3.02% to roll off the balance sheet as they matured.

•

We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges on debit card transactions. We also evaluated the profitability of all of our pre-existing checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant, with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011, and increased our Trust fees in April and August 2011. We continue to evaluate our fee structure related to all of our products and services.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. In the third quarter 2011 the Company launched a Company-wide project to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise. This project is focused on strategic and tactical actions such as business reviews, headcount rationalization, and process improvement and automation. We expect to substantially complete this evaluation in the fourth quarter 2011 with additional expense savings from this effort expected to be realized beginning in the fourth quarter 2011 through 2012. These expense reductions have been and will continue to be partially offset by the higher level of credit-related costs incurred due to legal, consulting, and carrying costs related to our elevated level of nonperforming assets.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services business and entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”) related to our merchant services business which resulted in a net gain of $587 thousand. Similarly, in December 2010, we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc., which resulted in a net gain of $1.2 million. Our current strategic business review includes ongoing evaluation of all of our businesses, including analysis of the number, size and location of our retail branches.

Summary

In summary, during the three and nine months ended September 30, 2011, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general. However, we have also made substantial progress on the execution of the Strategic Project Plan adopted in June 2009 and, in the third quarter 2011, expanded on that Plan to include additional strategic review of all areas of the Bank to determine potential strategic actions that may be necessary to further position the Company in light of the recent negative economic developments.

We believe that raising capital in 2010, combined with an eventual improving economy, our continued focus on credit quality and earnings improvements, and garnering increased market share due to the market disruption in our markets, will accelerate our return to profitability. Our quarterly operating earnings since consummation of the Private Placement in October 2010 continue to show improvement, and we believe that we may return to quarterly profitability on a reported basis during 2012. However, as discussed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

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

Financial Condition

During 2009 through 2011, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,	Dollar	Percent
	2011	2010	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$117,796	$223,017	$(105,221)	(47.2)%

Total cash and cash equivalents	117,796	223,017	(105,221)	(47.2)

FHLB stock, at cost	4,377	6,785	(2,408)	(35.5)
Investment securities available for sale, at fair value	277,605	218,775	58,830	26.9
Mortgage loans held for sale	2,486	4,793	(2,307)	(48.1)
Commercial loans held for sale	31,381	66,157	(34,776)	(52.6)

Loans, gross	783,824	793,426	(9,602)	(1.2)
Less: allowance for loan losses	(26,900)	(26,934)	34	(0.1)

Loans, net	756,924	766,492	(9,568)	(1.2)

Premises and equipment, net	26,768	28,109	(1,341)	(4.8)
Accrued interest receivable	5,112	4,702	410	8.7
Foreclosed real estate	14,696	19,983	(5,287)	(26.5)
Income tax refund receivable	—	7,436	(7,436)	(100.0)
Other	11,366	8,998	2,368	26.3

Total assets	$1,248,511	$1,355,247	$(106,736)	(7.9)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$163,158	$141,281	$21,877	15.5%
Interest-bearing	944,398	1,032,081	(87,683)	(8.5)

Total deposits	1,107,556	1,173,362	(65,806)	(5.6)

Retail repurchase agreements	24,765	20,720	4,045	19.5
FHLB borrowings	—	35,000	(35,000)	(100.0)
Accrued interest payable	688	1,187	(499)	(42.0)
Other	10,133	11,079	(946)	(8.5)

Total liabilities	1,143,142	1,241,348	(98,206)	(7.9)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	474	(347)	(73.2)
Capital surplus	141,971	133,112	8,859	6.7
Accumulated deficit	(34,226)	(13,108)	(21,118)	161.1
Accumulated other comprehensive loss, net of tax	(2,503)	(6,579)	4,076	(62.0)

Total shareholders’ equity	105,369	113,899	(8,530)	(7.5)

Total liabilities and shareholders’ equity	$1,248,511	$1,355,247	$(106,736)	(7.9)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $105.2 million at September 30, 2011 from December 31, 2010 primarily as a result of reinvestment of excess liquidity into higher yielding investment securities, strategic run-off of high cost time deposits and repayment of FHLB advances in 2011. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve versus investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing $227.0 million in investment securities starting in the fourth quarter 2010 primarily through the second quarter 2011, prepaying $96.0 million of FHLB advances in December 2010 to May 2011, and not pursuing retention of higher priced certificate of deposit accounts that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in an improvement in our net interest margin to 3.65% in the third quarter 2011 compared to 3.44% in the second quarter 2011, 3.28% in the first quarter 2011 and 2.78% in the fourth quarter 2010.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $452 thousand and $451 thousand at September 30, 2011 and December 31, 2010, respectively.

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

	September 30, 2011			December 31, 2010
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. Treasury and federal agencies	$—	$—	—%	$37,430	$37,426	17.1%
State and municipal	115,676	122,674	44.2	51,243	52,462	24.0
Collateralized mortgage obligations	132,140	132,533	47.7	107,876	108,171	49.4
Other mortgage-backed (federal agencies)	21,184	22,398	8.1	20,189	20,716	9.5

Total investment securities available for sale	$269,000	$277,605	100.0%	$216,738	$218,775	100.0%

Average balances of investment securities available for sale were $279.8 million for the three months ended September 30, 2011 compared to $280.3 million for the three months ended June 30, 2011 and $132.2 million for the three months ended September 30, 2010. During the third quarter 2011, we generally maintained investment securities at the June 30, 2011 level by reinvesting maturities and principal reductions as we used cash balances to fund loan growth and strategic run-off of high cost time deposits. The increase over the prior year was the result of purchases in the third quarter 2010 of U.S. Treasury and federal agencies to provide additional securities to pledge as collateral for FHLB borrowings as well as reinvestment of our excess cash from the fourth quarter 2010 through the first two quarters of 2011. Purchases of investments in the fourth quarter 2010 through second quarter 2011 consisted primarily of government and agency collateralized mortgage obligations at an average yield of 1.30%, A or better rated municipal securities at an average yield of 3.11% and government and agency mortgage – backed securities at an average yield of 3.43%, which was more favorable than other investment securities of comparable credit quality and duration at that time. At September 30, 2011, municipal securities issued in Michigan, Texas, Pennsylvania and South Carolina represented 40.3% of the total state and municipal portfolio and 17.8% of the total investment securities portfolio. The state of Michigan has been impacted particularly hard by the nation’s economic conditions and continues to show stress including having one of the nation’s highest unemployment rates. As such, the Company has not made recent purchases of Michigan municipal securities with the most recent purchase settled in 2007.

The fair value of the investment securities available for sale portfolio represented 22.2% of total assets at September 30, 2011 and 16.1% of total assets at December 31, 2010.

Maturities. The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at September 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$4,353	$4,401
Due after one year through five years	24,199	25,670
Due after five years through ten years	43,448	46,418
Due after ten years	43,676	46,185
Collateralized mortgage obligations	132,140	132,533
Other mortgage-backed securities (federal agencies)	21,184	22,398

Total investment securities available for sale	$269,000	$277,605

The weighted average life of investment securities available for sale was 4.7 years, based on expected prepayment activity, at September 30, 2011. Since 57% of the portfolio, based on amortized cost, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-term duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at September 30, 2011 (dollars in thousands).

	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Issuer
Freddie Mac	$42,505	$43,470	41.3%
Fannie Mae	36,177	36,395	34.5%
Ginnie Mae	53,458	52,668	50.0%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at September 30, 2011 (dollars in thousands).

	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Issuer
Fannie Mae	$13,188	$14,009	13.3%

The fair value of state and municipal investment securities issued by Michigan, Texas, Pennsylvania and South Carolina each individually exceeded 10% of shareholders’ equity at September 30, 2011.

Lending Activities

General. Loans continue to be the largest component of our assets. During the three months ended September 30, 2011, gross loans increased $13.0 million. This is the second consecutive quarterly increase in loans after quarterly declines dating back to fourth quarter 2008. Of the quarterly increase in gross loans, $6.8 million resulted from the transfer of two performing loans from commercial loans held for sale to gross loans. Prior to the Private Placement, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth as a use of our excess cash balances and to generate a higher level of interest income. Overall, the demand for new loans from credit-worthy borrowers is generally weak, although we are beginning to experience some increase in loan origination activity in certain products. However, it is too soon to know whether such origination activity is indicative of a continuing trend.

Based on our risk assessment of borrowers, during 2010, we also implemented risk-based loan pricing and interest rate floors, or minimum interest rates, both at origination and renewal. In addition, we are proactively addressing the reduction of our nonperforming assets through restructurings, charge-offs and sales.

Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the third quarter 2011 and are expected to continue throughout the remainder of 2011 and into 2012. We are evaluating proposed sales on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all sales would result in losses. However, in general we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry, in general, and our Company in particular, to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

We are continuing our efforts to sell the remaining loans held for sale. These loans are carried at the lower of cost or fair value, and a valuation allowance of $3.5 million was recorded against the commercial loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $31.4 million at September 30, 2011. At September 30, 2011, all of the commercial loans held for sale were commercial real estate loans based on FDIC code. Commercial loans held for sale declined $18.2 million (36.7%) during the third quarter of 2011 as we continue to actively seek to reduce our concentration in commercial real estate loans to improve our credit quality. Of this decline, two performing loans totaling $6.8 million were transferred from commercial loans held for sale to gross loans during the quarter as our intentions with respect to these loans had changed. Writedowns of $2.1 million and $4.3 million were recorded in the three and nine months ended September 30, 2011, respectively, to reduce the value of these assets to fair value, which was based on the receipt during these periods of updated appraisals on the specific properties securing these loans or internal valuations, less estimated costs to sell. In addition, no losses were recognized in the three months ended September 30, 2011 on sales of commercial loans held for sale and losses of $2.2 million were recognized during the nine months ended September 30, 2011. There can be no assurances that the remaining commercial loans held for sale will be sold, or that bids will be offered at the currently recorded balances. Accordingly, to the extent we accept bids for these loans, we may receive less than the current net carrying amount of the loans and incur a corresponding incremental loss on any such sales.

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

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$525,115	64.4%	$573,822	66.8%
Single-family residential	180,144	22.1	178,980	20.8
Commercial and industrial	47,847	5.9	47,812	5.6
Consumer	54,912	6.7	52,652	6.1
Other	7,187	0.9	6,317	0.7

Total loans	$815,205	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(31,381)		(66,157)

Loans, gross	$783,824		$793,426

Loans included in the preceding loan composition table are net of participations sold. Participations sold reflect one loan totaling $4.1 million at September 30, 2011 and two loans totaling $12.5 million at December 31, 2010. With regard to participations sold, we serve as the lead bank and are therefore responsible for certain administration and other management functions as agent to the participating banks. We are in active discussions with the participating banks to keep them informed of the status of these loans and determine loan workout plans.

Mortgage loans serviced for the benefit of others amounted to $407.6 million and $423.6 million at September 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. At September 30, 2011 and December 31, 2010, $267.7 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $67.6 million and $92.5 million, respectively, was available as lendable collateral.

In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured, and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

At September 30, 2011 and December 31, 2010, $7.2 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations. During 2009, 2010 and continuing into 2011, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. We also evaluate the potential sale, individually or in bulk, of performing and nonperforming commercial loans. In September 2010, we began marketing for sale commercial loans to reduce our nonperforming assets and concentration in commercial real estate.

At September 30, 2011, commercial real estate loans, categorized by FDIC code, comprised 64.4% of gross loans and commercial loans held for sale and 444.5% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Asset Quality. Given the negative credit quality trends that began in 2008, accelerated during 2009, and continued through 2011, we have performed extensive analysis of our nonconsumer loan portfolio, with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of the loans by the loan officers, our senior management team, external consultants and an external loan review firm. Of particular significance is that these reviews have currently identified 32 specifically identified borrower relationships (50 individual loans) that have resulted in $88.1 million (58%) of the $150.7 million of net loan charge-offs, writedowns on loans held for sale and writedowns on foreclosed assets recorded in the past eleven quarters. In general, these loans have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated in 2004 through 2008 that were larger and more complex loans than we historically originated.

•

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers, which were generally to nonclients for whom we generally had no pre-existing banking relationship.

•

Concentrated originations in commercial real estate, including acquisition, development and construction loans, by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

In general, our entire commercial real estate loan portfolio has been negatively impacted by the challenging economic environment that began in 2008. However, this specific pool of loans is the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net loss over the past ten quarters. In addition, this pool of loans has exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

As part of the credit quality plan, to continue addressing the impact of the economic environment on our loan portfolio, we are continuing our detailed review of the loan portfolio and are focused on executing detailed loan workout plans for all of our problem loans led by a team of seasoned commercial lenders and using external loan workout consulting expertise. It is clear that some of our clients are continuing to face financial stress manifesting itself in the following ways:

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

We also continue to review our lending policies and procedures and credit administration function. To this end, beginning in 2009 and continuing through 2011 we implemented several enhancements as follows:

•

Construction draws: centralized the oversight and disbursement of construction draws to contractors working for clients and hired a construction draw manager to review advance requests before funds are advanced to clients.

•

Loan Policy: amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to clients for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines.

•

Credit Administration: hired a new Chief Credit Officer who brings over 25 years of credit administration, loan review and credit policy experience to the Company; reassigned two commercial lenders to credit analysts in the Credit Administration department; and hired an additional Credit Administration executive. In third quarter 2011, we reassigned a retail branch employee to centralize credit scoring/underwriting for small business loans.

•

Special Assets: engaged two external workout consultants (who have since completed their engagements); reassigned a commercial lender to this department; and hired experienced special assets professionals. This department is currently comprised of four people and these internal personnel and external consultants have been focused exclusively on accelerated resolution of our problem assets.

•

Training: conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

At September 30, 2011, nonperforming assets decreased $21.6 million (19.4%) from December 31, 2010, representing a total decline of 36.8% from the peak at March 31, 2010. However, we continue to have a high risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans. Nonperforming assets increased $2.8 million from June 30, 2011 primarily as a result of the addition to nonaccrual loans of a single relationship totaling $6.7 million which was previously on our potential problem asset list and for which we have been aggressively working with the borrower to resolve the loan. This loan totaling $6.7 million was paid off in October 2011 at an amount in excess of its carrying value.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Construction, land development and other land loans	$42,882	$46,122	$52,386	$52,528	$42,914
Multifamily residential	—	1,907	7,475	7,943	8,022
Nonfarm nonresidential	20,045	12,640	14,063	18,781	25,787
Single-family real estate, revolving, open end loans	1,010	993	875	998	987
Single-family real estate, closed end, first lien	8,070	7,521	7,395	7,607	6,473
Single-family real estate, closed end, junior lien	586	608	606	866	969
Commercial and industrial	1,867	1,466	1,795	2,197	4,776
Credit cards	17	18	26	26	400
All other consumer	530	464	478	459	445
Farmland	—	—	—	—	—

Total nonaccrual loans	75,007	71,739	85,099	91,405	90,773
Real estate acquired in settlement of loans	14,696	15,267	16,244	19,983	22,508
Repossessed automobiles acquired in settlement of loans	155	67	141	104	130

Total foreclosed assets	14,851	15,334	16,385	20,087	22,638

Total nonperforming assets	$89,858	$87,073	$101,484	$111,492	$113,411

Less: Nonaccrual commercial loans held for sale	(14,238)	(13,317)	(22,654)	(27,940)	(47,957)

Adjusted nonperforming assets	$75,620	$73,756	$78,830	$83,552	$65,454

Loans*	$815,205	$820,408	$824,573	$859,583	$916,128
Total assets	1,248,511	1,271,060	1,333,211	1,355,247	1,379,632

Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	9.04%	8.58%	10.12%	10.39%	9.67%
total assets	6.01	5.64	6.38	6.74	6.58
Total nonperforming assets as a percentage of:
loans* and foreclosed assets	10.83%	10.42%	12.07%	12.67%	12.08%
total assets	7.20	6.85	7.61	8.23	8.22

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status during the three months ended September 30, 2011 resulted from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that full payment of principal or interest was not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans or a decline in fair values of the collateral resulting in lower cash proceeds from property sales. Loans migrating into nonaccrual status in the first, second and third quarters 2011 totaled $10.1 million, $4.0 million, and $14.1 million respectively, compared to an average of $23.0 million the previous nine quarters. We believe this general trend in reduced loans migrating into nonaccrual status during 2011 is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Twelve loans with a balance greater than $1 million comprised approximately 51% of our nonaccrual loans at September 30, 2011. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential / residential lots / golf course development	$29,489	39%
Hotel / motel	6,716	9
Real estate for commercial use	1,165	2
Marina	1,198	2

Total nonaccrual loans > $1 million secured by commercial real estate	$38,568	52%

Additionally, five of these loans (40% based on carrying balance at September 30, 2011) were purchased participations and out-of-market loans. In 2009, we amended our loan policy to preclude originating or purchasing any new loans of these kinds.

While a loan is in nonaccrual status, cash received is applied to the principal balance. Additional interest income of $851 thousand and $2.3 million would have been reported during the three and nine months ended September 30, 2011, respectively, had loans classified as nonaccrual during the periods performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC code, at September 30, 2011 (in thousands).

Construction, land development, and other land	$6,035
Single-family residential	864
Multifamily residential	1,815
Nonfarm nonresidential	5,982

Total real estate acquired in settlement of loans	$14,696

Four properties greater than $1 million comprised approximately 41% of our foreclosed real estate portfolio at September 30, 2011. Of these properties, 36% were mixed used retail / office, 19% were retail offices, 25% were residential lots, and 20% were multifamily. None of these properties were participations or the result of an out-of-market loan.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values; particularly in the current real estate environment and given the continued downward trend in appraised values.

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2011	2010	2011	2010
Foreclosed real estate, beginning of period	$15,267	$26,521	$19,983	$27,826
Plus: New foreclosed real estate	6,302	8,202	11,714	16,299
Less: Proceeds from sale of foreclosed real estate	(3,830)	(6,988)	(12,287)	(13,285)
Less: Gain (loss) on sale of foreclosed real estate	(131)	321	(45)	603
Less: Provision charged to expense	(2,912)	(5,548)	(4,669)	(8,935)

Foreclosed real estate, end of period	$14,696	$22,508	$14,696	$22,508

At October 21, 2011, nine additional properties with an aggregate net carrying amount of $2.7 million were under contract for sale to close in the fourth quarter of 2011 at an anticipated $229 thousand gain.

We are actively addressing the elevated level of nonperforming assets and will continue to be aggressive in working to resolve these issues as quickly as possible. For problem assets identified, we prepared borrower-specific written workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral. We are also actively marketing for sale certain commercial loans. However, given the nature of the projects related to such loans and the distressed values within the real estate market, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that current negative asset quality trends may continue for coming periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings, Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. The following table summarizes the carrying balance of troubled debt restructurings at September 30, 2011 (in thousands).

	Performing	Nonperforming	Total
Commercial loans held for sale	$9,231	$6,716	$15,947
Loans, gross	41,968	740	42,708

Total loans	$51,199	$7,456	$58,655

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 we restructured certain loans as A/B loan structures, and at September 30, 2011, we had five loans that had been legally split into separate loans, with both the A and B loans accounted for as troubled debt restructures. Cumulative net charge-offs of $2.3 million have been recorded on these loans. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at September 30, 2011 were $10.5 million and $9.8 million, respectively.

Fourteen individual loans greater than $1 million comprised $45.2 million (77%) of a troubled debt restructurings, including commercial loans held for sale, at September 30, 2011. One of the loans experienced rate concessions, three experienced term concessions, five experienced rate and term concessions, four experienced a reduction in required principal paydowns, and one was classified as a troubled debt restructuring as a result of disbursing funds for taxes on behalf of the borrower. At September 30, 2011, all but one of the troubled debt restructurings individually greater than $1 million were performing as expected under the new terms. This troubled debt restructuring, with a carrying balance totaling $6.7 million, paid off in October 2011 in an amount in excess of its carrying value.

Troubled debt restructurings may be removed from this status if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the client was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, during the three months ended September 30, 2011, there was one troubled debt restructuring removed from this classification with a carrying balance of $276 thousand and one was removed during the three months ended March 31, 2011 with a carrying balance of $876 thousand.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of September 30, 2011, total potential problem loans (loans classified as substandard and doubtful) totaled $98.2 million, of which $17.1 million were in commercial loans held for sale. Total potential problem loans decreased 33.4% from their peak of $147.5 million at June 30, 2010.

Allowance for Loan Losses. The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses inherent in our loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses remained relatively flat at $26.9 million, or 3.43% of gross loans, at September 30, 2011, compared to $27.0 million, or 3.50%, at June 30, 2011 and $26.9 million, or 3.39%, at December 31, 2010. The decreasing coverage percentage as compared to June 30, 2011 is a function of an increasing consumer loan portfolio, for which our loss rate is lower than losses on commercial real estate loans and commercial loans that have been recently originated. We believed it was appropriate for the provision for loan losses to cover net charge-offs in the third quarter 2011 as we continue to have high levels of classified and criticized assets and nonperforming loans. While we have been actively deleveraging our commercial real estate portfolio since 2009 and our credit quality trends appear to be stabilizing, we still maintain a heavy concentration in commercial real estate loans with individually large loans. In addition, while it appears that appraised values on commercial real estate may be starting to stabilize, it is too soon to conclude that values have hit bottom. However, notwithstanding the slight increase in total nonperforming assets in the third quarter 2011, credit quality indicators generally showed continued stabilization in the third quarter 2011 as we experienced more stabilization in the migration of loans to nonaccrual status and past dues and lower loss severity on individual problem assets. If these credit quality indicators continue to stabilize and / or improve, we may reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

The September 30, 2011 allowance for loan losses, and, therefore indirectly the provision for loan losses for the three and nine months ended September 30, 2011, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment, including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased to 13.7% of the loan portfolio, including commercial loans held for sale at September 30, 2011 from 15.9% at December 31, 2010,

•

The asset quality trends in our loan portfolio, including a high level of nonperforming assets at September 30, 2011, which while still at an elevated level, decreased 36.8% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans, which while still at an elevated level, decreased 8.8% and 6.4%, respectively, from the previous quarter and represents the sixth consecutive quarterly decline,

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

	At and for the three months ended September 30 ,		At and for the nine months ended September 30 ,		At and for the year ended December 31,
	2011	2010	2011	2010	2010
Allowance for loan losses, beginning of period	$26,981	$28,383	$26,934	$24,079	$24,079
Provision for loan losses	5,600	13,100	18,500	36,600	47,100
Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	2,358	—	2,358	2,358
Less: Allowance reclassified in credit card portfolio sale	—	—	—	—	452

Loans charged-off
Commercial real estate	4,727	8,534	15,168	25,939	33,481
Single-family residential	483	581	1,800	2,023	4,214
Commercial and industrial	302	243	1,211	740	3,135
Consumer	207	384	501	961	1,483
Other	258	248	651	647	647

Total loans charged-off	5,977	9,990	19,331	30,310	42,960
Recoveries
Commercial real estate	45	12	81	503	544
Single-family residential	2	16	54	96	98
Commercial and industrial	55	1	101	151	154
Consumer	29	48	125	183	729
Other	165	127	436	395	—

Total loans recovered	296	204	797	1,328	1,525

Net loans charged-off	5,681	9,786	18,534	28,982	41,435

Allowance for loan losses, end of period	$26,900	$29,339	$26,900	$29,339	$26,934

Average gross loans	$777,480	$942,558	$774,183	$987,668	$943,101
Ending gross loans	783,824	827,564	783,824	827,564	793,426
Nonaccrual loans	75,007	90,773	75,007	90,773	91,405
Net loans charged-off as a percentage of average gross loans	2.90%	4.12%	3.20%	3.92%	4.39%
Allowance for loan losses as a percentage of ending gross loans	3.43	3.55	3.43	3.55	3.39
Allowance for loan losses as a percentage of nonaccrual loans	35.86	32.32	35.86	32.32	29.47

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the three and nine months ended September 30, 2011 were $3.1 million and $14.2 million, respectively, in gross loan charge-offs representing partial charge-offs on loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs were recorded to writedown the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third party appraisals.

We analyze individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all troubled debt restructurings and all loans with interest reserves, as well as significant individual loans classified as doubtful or in nonaccrual status. At September 30, 2011, we had two loan relationships totaling $5.6 million with Bank-funded interest reserves. Based on their performance, these loans were not considered impaired.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. At September 30, 2011, $81.1 million of our loans evaluated individually for impairment, including commercial loans held for sale, were valued based on collateral value and $25.3 million were valued based on discounted future cash flows.

Generally, for larger impaired loans valued based on the value of the collateral, current appraisals performed by approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. The estimated costs to sell the property are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009, during 2010 and thus far in 2011, we have also used a three year look-back period for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the September 30, 2011 allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and changes in the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, by portfolio segment, at and for the nine months ended September 30, 2011 (in thousands).

	Commercial real estate	Single- family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934
Provision for loan losses	15,418	2,207	495	171	209	18,500

Loan charge-offs	15,168	1,800	1,211	501	651	19,331
Loan recoveries	81	54	101	125	436	797

Net loans charged-off	15,087	1,746	1,110	376	215	18,534

Allowance for loan losses, end of period	$19,310	$4,522	$1,877	$1,170	$21	$26,900

Individually evaluated for impairment	$6,059	$215	$113	$—	$—	$6,387
Collectively evaluated for impairment	13,251	4,307	1,764	1,170	21	20,513

Allowance for loan losses, end of period	$19,310	$4,522	$1,877	$1,170	$21	$26,900

Gross loans, end of period:
Individually evaluated for impairment	$71,742	$3,870	$1,106	$10	$—	$76,728
Collectively evaluated for impairment	421,992	176,274	46,741	54,902	7,187	707,096

Total gross loans	$493,734	$180,144	$47,847	$54,912	$7,187	$783,824

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

In addition to our portfolio review process, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examinations. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and other factors and the impact of such changes and other factors on our clients.

We believe that the allowance for loan losses at September 30, 2011 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to clients that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid.

In general, certain credit quality statistics related to our loan portfolio have shown improvement. Loans migrating into nonaccrual status in the first, second and third quarters 2011 totaled $10.1 million, $4.0 million, and $14.1 million respectively, compared to an average of $23.0 million the previous nine quarters. In addition, nonaccrual loans of $75.0 million at September 30, 2011 represent a 33.7% reduction from the peak at March 31, 2010 and loans 30 days or more past due of 0.78% at September 30, 2011 are down from 1.25% at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations, and cash flows.

Commercial Loans Held for Sale Valuation Allowance. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the third quarter 2011 and are expected to continue throughout the remainder of 2011 and into 2012. We are evaluating proposed sales received on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all sales would result in losses. However, in general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter of 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

At September 30, 2011, commercial loans held for sale are carried at the lower of cost or fair value and reflect a valuation allowance of $3.5 million recorded against the carrying balance of the commercial loans held for sale resulting in a net carrying amount in the Consolidated Balance Sheets of $31.4 million. A valuation allowance is recorded against the loans held for sale for the excess of the recorded investment in the loan over the fair value less estimated selling costs.

Writedowns of $2.1 million and $4.3 million were recorded in the three and nine months ended September 30, 2011, respectively, to reduce the value of these assets to fair value, which were based on updated appraisals received during these periods, less estimated costs to sell, or internal valuations, as applicable.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale
Beginning balance at December 31, 2010	$68,491	$2,334
Additions:
Loans held for investment transferred to loans held for sale	1,224	—
Writedowns on loans held for sale included in valuation allowance	—	3,068

Total additions	1,224	3,068

Reductions:
Loans held for sale sold	8,834	4
Transfers to foreclosed real estate	9,249	163
Loans held for sale transferred to loans held for investment	6,906	66
Direct writedowns on loans held for sale	3,242	1,282
Net recovery of valuation for ending loans held for sale	—	323
Net paydowns	6,622	83

Total reductions	34,853	1,921

Ending balance at September 30, 2011	$34,862	$3,481

Deferred Tax Asset, net

As of December 31, 2010, prior to any valuation allowance, gross deferred tax assets totaling $25.9 million and gross deferred tax liabilities totaling $5.4 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset in the amount of $20.5 million through a charge against income tax expense (benefit) at December 31, 2010. At September 30, 2011, as a result of the pretax loss for the nine months ended September 30, 2011, gross deferred tax assets increased to $34.8 million while gross deferred tax liabilities increased to $7.7 million. Based on a continued evaluation of the factors considered at December 31, 2010, including the limitation on the future utilization of net operating losses and unrealized built-in losses as discussed below, we recorded an additional valuation allowance against the net deferred tax asset to fully offset the income tax benefit that otherwise would have been recorded.

For the three and nine months ended September 30, 2011, an income tax benefit of $1.4 million and $2.5 million was recorded to reflect a decrease in the valuation allowance as a result of an increased deferred tax liability on unrealized gains in our investment securities portfolio.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Service rules. Accordingly, we were required to evaluate potential limitation or deferral of its ability to carry forward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Service rules, the carryforward period is five years from the date of the change in control, which for the Company is October 6, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of September 30, 2011, we currently estimate that future utilization of net operating loss carry forwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $5.2 million to $9.0 million of the built-in losses may not ultimately be realized. However, this determination will not be known until the five year loss carryforward period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at September 30, 2011 and December 31, 2010, the net operating losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Deposit Activities

Traditional deposit accounts have historically been our primary source of funds and a competitive strength. Traditional deposit accounts also provide a client base for the sale of additional financial products and services and fee income through service charges. We set annual targets for growth in deposit accounts in an effort to increase the number of products per banking relationship. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
		% of		% of
	Total	total	Total	total
Noninterest-bearing transaction deposit accounts	$163,158	14.7%	$141,281	12.0%
Interest-bearing transaction deposit accounts	298,735	27.0	292,827	25.0

Transaction deposit accounts	461,893	41.7	434,108	37.0

Money market deposit accounts	134,520	12.1	143,143	12.2
Savings deposit accounts	59,583	5.4	49,472	4.2
Time deposit accounts	451,560	40.8	546,639	46.6

Total deposits	$1,107,556	100.0%	$1,173,362	100.0%

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking features and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a $5 monthly fee, which is reduced by $0.25 each time an account holder uses their debit card (prior to August 1, 2011 the reduction was $0.50 per swipe). Thus, twenty debit card transactions per month result in no monthly fee to the account holder (ten monthly debit card transactions resulted in no monthly fee prior to August 1, 2011). However, the Company earns a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the account holders for items such as airfare, car rental and hotel and every day savings at a wide variety of national and local retailers and entertainment companies.

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

We also evaluated the profitability of all of our pre-existing checking accounts and in October 2010 upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and most recently revised the terms of the MyPal account effective August 1, 2011. We also revised and eliminated certain existing fees and implemented new fees based on our analysis of our fee structure in relation to our costs and competitor fees with various implementation dates generally between October 1, 2010 and March 1, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the expected negative impact on interchange fees, the Dodd-Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010 the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes effective July 1 and August 1, 2011. Changes included a cap of $192 in overdraft fees per day (which corresponds to 6 overdraft transactions), implementation of a $1 deminimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50, and a reduction of the number of free foreign ATM transactions on our MyPal account from five to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

As a result of the cash received in the Private Placement in October 2010 and general lack of loan growth, we are not pursuing retention of higher priced certificates of deposit accounts that matured beginning in the fourth quarter 2010 through the third quarter 2011. We currently anticipate continuing this strategy over the remainder of 2011.

At September 30, 2011, traditional deposit accounts as a percentage of liabilities were 96.9% compared with 94.5% at December 31, 2010. Interest-bearing deposits decreased $87.7 million during the nine months ended September 30, 2011, primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $21.9 million during the same period primarily as a result of focused efforts to grow core deposits and seasonal increases in balances. Traditional deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the FDIC’s

Transaction Account Guarantee Program (the “TAGP”) through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250,000. Coverage under the program was in addition to, and separate from, the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program enhanced our ability to retain client deposits. As a result of the Dodd-Frank Act, the voluntary TAGP program ended on December 31, 2010, and all institutions were required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There is not a separate assessment for this as there was for institutions participating in the TAGP program.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 4.5% at December 31, 2010 to 2.2% at September 30, 2011. The decrease was due to the early repayment of FHLB advances in the first and second quarters of 2011.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	September 30, 2011		December 31, 2010
	Total	% of total	Total	% of total
Retail repurchase agreements	$24,765	100.0%	$20,720	37.2%
FHLB advances	—	—	35,000	62.8

Total borrowed funds	$24,765	100.0%	$55,720	100.0%

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. The customer buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the customer and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options include lines of credit from correspondent banks, FHLB advances, and the Federal Reserve Discount Window. Such funding provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary from time to time in response to general economic conditions.

Correspondent Bank Line of Credit. At September 30, 2011, the Company had access to one secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	September 30, 2011	December 31, 2010
Correspondent bank line of credit accomodations	$30,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$30,000	$5,000

In April 2011, we obtained an uncommitted overnight variable rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to approximately 110% of the amount borrowed. Further, in October 2011, the Company obtained an additional $5 million secured line of credit from another correspondent bank. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances and, through September 20, 2011, letters of credit. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. Effective March 2011, we may borrow from the FHLB for terms up to 3 years, subject to availability of collateral. Previously, from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight. In addition, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30, 2011	December 31, 2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$67,635	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	17,883	46,275
Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	—	(50,000)
Excess	85,518	53,303

At September 30, 2011, the Company had no outstanding advances or letters of credit from the FHLB. As part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, in 2011, the Company prepaid $35.0 million of FHLB advances resulting in prepayment penalties of $412 thousand. In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured, and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

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

Capital

At September 30, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes information related to capital at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended September 30,				At and for the nine months ended September 30,
	2011		2010		2011		2010
Total shareholders’ equity	$105,369		$49,374		$105,369		$49,374
Average shareholders’ equity	109,581		62,832		115,334		70,011
Shareholders’ equity as a percentage of assets	8.44%		3.58%		8.44%		3.58%
Average shareholders’ equity as a percentage of average assets	8.62		4.51		8.84		5.08
Cash dividends per common share	$—		$—		$—		$—
Book value per common share	8.28		30.40		8.28		30.40
Dividend payout ratio	n/a	%	n/a	%	n/a	%	n/a	%

Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	As of and for the nine months ended September 30,
	2011	2010
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains arising during the period	6,625	2,740
Income tax expense	(2,514)	(1,040)
Less: Reclassification adjustment for net gains included in net loss	(56)	(9)
Income tax expense	21	3

	4,076	1,694

Balance, end of period	5,340	2,000

Net Unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)
Other comprehensive loss:
Impact of FASB ASC 715	—	—
Income tax benefit	—	—

	—	—

Balance, end of period	(7,843)	(7,266)

	$(2,503)	$(5,266)

Total other comprehensive income, end of period	$4,076	$1,694
Net loss	(21,118)	(27,604)

Comprehensive loss	$(17,042)	$(25,910)

The market value of pension plan assets is assessed and adjusted through accumulated other comprehensive income (loss) annually, if necessary.

Dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Currently the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. However, under the terms of a Consent Order the Bank entered into with the FDIC and the State Board in June 2010, the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Basel III. Internationally, both the Basel Committee and the Financial Stability Board have committed to raise capital standards and liquidity buffers within the banking system through Basel III. In September 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text that outlines the details and timelines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress and the introduction of two global liquidity standards.

Private Placement. In October 2010 we consummated the Private Placement in which institutional investors purchased $103.9 million of shares of our common stock at $10.40 per share ($2.60 per share prior to giving effect to the reverse stock split). As a result, the Company’s and the Bank’s capital adequacy ratios exceed the minimum capital adequacy ratios to be categorized as well-capitalized and those required by the Consent Order for the Bank.

In addition, the investors have preemptive rights with respect to public or private offerings of our common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of our common stock beneficially owned, subject to certain exceptions, including an exception that permitted us to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to our shareholders as of the close of business on October 6, 2010. With respect to our legacy shareholders, at December 31, 2010, we had issued 194,031 shares of common stock (after giving effect to the reverse stock split) for proceeds of $2.0 million, and in January 2011 we issued an additional 113,477 shares of common stock (after giving effect to the reverse stock split) for proceeds of $1.2 million. Under the terms of the Private Placement, the institutional investors who participated in the Private Placement had the right to purchase any unsubscribed shares from the follow-on offering to the legacy shareholders. As a result, in the first quarter 2011, we issued to these institutional investors 654,031 shares of common stock (after giving effect to the reverse stock split) at $10.40 per share for net proceeds of $6.8 million, resulting in the $10 million offering being fully subscribed. The net proceeds of the offerings were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Due to the Consent Order, we may not accept brokered deposits unless the FDIC grants a waiver. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such a funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, on April 1, 2010, the FDIC notified us that they had determined that the geographic areas in which we operate were considered high rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas. The FDIC has informed us that this high rate determination is also effective for 2011.

The balance of gross deferred income taxes at September 30, 2011 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable, given the financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition—Deferred Tax Asset, net we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at September 30, 2011, we maintained a valuation allowance to fully offset our deferred tax asset at September 30, 2011. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At September 30, 2011, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods.

Since September 30, 2011 no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

Equity. We have authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. In the Private Placement, 9,993,996 shares of common stock were issued in October 2010, 307,508 shares were issued in connection with the follow-on offering to legacy shareholders as of October 6, 2010, and 654,031 shares were issued to the institutional investors in the Private Placement in the first quarter 2011 (each after giving effect to the reverse stock split). Authorized but unissued common shares totaled 62,273,601 at October 21, 2011. To date, we have not issued any shares of preferred stock.

Government Financing. We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 based on our evaluation of the merits of the program at that time.

In September 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. In December 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. Based on the program criteria, we did not participate in the SBLF.

With respect to any other potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital and the Company’s strategy for the use of additional capital, to determine whether it is prudent to participate.

NASDAQ Listing. One of the requirements of the Private Placement was that we use our best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol “PLMT.” Concurrent with the listing, our Private Trading System, the passive mechanism hosted on our website that was previously used by buyers and sellers to coordinate trades of our common stock, was terminated.

Derivative Activities

See Item 1. Financial Statements, Note 17, Derivative Financial Instruments and Hedging Activities, for disclosures regarding our derivative financial instruments and hedging activities.

Liquidity

General

Liquidity measures our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows in deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, capitalize on new business opportunities and take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquid funds through proactive balance sheet management.

Asset liquidity is provided by liquid assets which are readily convertible into cash, are pledgeable or which will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale, and federal funds sold. Liability liquidity is provided by access to funding sources, which include deposits and borrowed funds. We may also issue equity securities although our common stock has only recently been listed on NASDAQ and, to date, no preferred stock has been issued, and there can be no guarantees that a market would exist for such preferred shares at terms acceptable to the Company. Each of the Company’s sources of liquidity is subject to various factors beyond our control.

Liquidity resources and balances at September 30, 2011, contained herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general.

•

Executing targeted deposit growth and retention campaigns resulting in retained and new certificates of deposit through September 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our cash position, beginning in the fourth quarter 2010 and continuing into the third quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. In April 2011, we obtained a new line of credit from a correspondent bank totaling $25 million. Additionally, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets. Further, in October 2011, the Company obtained a new secured line of credit from a correspondent bank totaling $5 million.

•	Accelerating the filing of income tax refund claims resulting in refunds received totaling $27.6 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments invested in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we have redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. During the third quarter 2011, cash balances were primarily used to fund loan growth and strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to expected liquidity needs.

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

Lending Commitments and Standby Letters of Credit. See Item 1. Financial Statements, Note 16, Commitments, Guarantees, and Other Contingencies contained herein for disclosures regarding our commitments, guarantees, and other contingencies.

Derivatives. See Item 1. Financial Statements, Note 17, Derivative Financial Instruments and Hedging Activities, for disclosures regarding our derivative financial instruments and hedging activities.

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

In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009. Subsequent to the first quarter 2009, the Board of Directors suspended the quarterly common stock dividend. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, payment of a dividend on our common stock requires prior notification to and nonobjection from the applicable banking regulators. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations, and / or cash flows, as well as capital and dividend regulations from the FDIC and others.

Long-Term Contractual Obligations. In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at September 30, 2011 (in thousands). See Item 1. Financial Statements, Note 13, Employee Benefit Plans, for discussion regarding obligations of employee benefit plans.

Other contractual obligations	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$246,630	$200,986	$3,883	$61	$451,560

There have been no significant changes in future real property operating lease obligations or FHLB advances as reported in our 2010 Annual Report on Form 10-K except as otherwise noted within this Quarterly Report on Form 10-Q.

Short-Term Contractual and Noncontractual Obligations. As of September 30, 2011, we had ordered two automatic teller machines at a total cost of $55 thousand, both of which are to be installed in the fourth quarter 2011. A portion of this commitment was anticipated during the Company’s 2011 annual budgeting process for which the Board of Directors approved $2.4 million in capital expenditures related to technology and facilities as disclosed in the Company’s 2010 Annual Report on Form 10-K.

Third Quarter 2011 Earnings Review

Overview

PALMETTO BANCSHARES , INC . AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the three months ended September 30,		Dollar variance	Percent variance
	2011	2010
Interest income
Interest earned on cash and cash equivalents	$66	$143	$(77)	(53.8)%
Dividends received on FHLB stock	11	7	4	57.1
Interest earned on investment securities available for sale	1,952	781	1,171	149.9
Interest and fees earned on loans	11,553	12,925	(1,372)	(10.6)

Total interest income	13,582	13,856	(274)	(2.0)

Interest expense
Interest paid on deposits	2,267	3,451	(1,184)	(34.3)
Interest paid on retail repurchase agreements	—	16	(16)	(100.0)
Interest paid on FHLB borrowings	—	412	(412)	(100.0)
Other	—	9	(9)	(100.0)

Total interest expense	2,267	3,888	(1,621)	(41.7)

Net interest income	11,315	9,968	1,347	13.5

Provision for loan losses	5,600	13,100	(7,500)	(57.3)

Net interest income (expense) after provision for loan losses	5,715	(3,132)	8,847	(282.5)

Noninterest income
Service charges on deposit accounts, net	1,974	1,787	187	10.5
Fees for trust, investment management and brokerage services	828	585	243	41.5
Mortgage-banking	764	984	(220)	(22.4)
Automatic teller machine	223	240	(17)	(7.1)
Merchant services	—	10	(10)	(100.0)
Bankcard services	52	171	(119)	(69.6)
Investment securities gains	—	1	(1)	(100.0)
Other	459	282	177	62.8

Total noninterest income	4,300	4,060	240	5.9

Noninterest expense
Salaries and other personnel	6,202	6,236	(34)	(0.5)
Occupancy	1,055	1,226	(171)	(13.9)
Furniture and equipment	924	1,068	(144)	(13.5)
Professional services	394	455	(61)	(13.4)
FDIC deposit insurance assessment	688	1,776	(1,088)	(61.3)
Marketing	410	383	27	7.0
Foreclosed real estate writedowns and expenses	3,029	5,490	(2,461)	(44.8)
Goodwill impairment	—	3,691	(3,691)	(100.0)
Loss on commercial loans held for sale	2,080	—	2,080	100.0
Other	2,057	1,962	95	4.8

Total noninterest expense	16,839	22,287	(5,448)	(24.4)

Net loss before benefit for income taxes	(6,824)	(21,359)	14,535	(68.1)

Benefit for income taxes	(1,355)	(7,580)	6,225	(82.1)

Net loss	$(5,469)	$(13,779)	$8,310	(60.3)%

Common and per share data
Net loss—basic	$(0.43)	$(8.54)	$8.11	(95.0)%
Net loss—diluted	(0.43)	(8.54)	8.11	(95.0)
Cash dividends	—	—	—	—
Book value	8.28	30.40	(22.12)	(72.8)
Weighted average common shares outstanding—basic	12,618,092	1,613,900
Weighted average common shares outstanding—diluted	12,618,092	1,613,900

Summary

Historically, our earnings were driven primarily by our net interest margin, which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 500 to 525 basis points in interest rates by the Federal Reserve in 2007 and 2008 and a general flattening of the yield curve, we have become much more focused on increasing our noninterest income and managing expenses.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on new and renewed loans meeting certain criteria. At September 30, 2011, loans aggregating $220.7 million had interest rate floors of which $193.3 million had floors greater than or equal to 5%. In 2010 and into 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, auto, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed $82.0 million of higher priced certificates of deposit accounts at rates ranging from 1.34% to 3.02% to roll off the balance sheet as they matured.

•

We revisited and are revisiting our fee structures and introducing new fees to help recover costs incurred to provide services in the new reality that has evolved as a result of the economic downturn, ongoing government oversight and consumer criticism. Recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government has resulted in, and may continue to result in, legislation limiting the amount and type of fees charged to consumers by the banking industry. The impact of legislation limiting opportunities for fee income is further exacerbated by the fact that historically, to attract clients and lower cost deposits, banks have provided services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, were provided to clients free of charge. As a result, many banking organizations are changing their business strategies including revisiting their fee structures and introducing new fees. We continue to evaluate our fee structure related to all of our products and services.

•

In addition to these fee structure changes, we are also evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges on debit card transactions. We also evaluated the profitability of all of our pre-existing checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we increased our Trust fees in April and August 2011.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. In the third quarter 2011, the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise particularly in light of the recent negative developments in the overall national economy. This project is focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. We expect to substantially complete this evaluation in the fourth quarter 2011 with additional expense savings from this effort expected to be realized beginning in the fourth quarter 2011 through 2012. These expense reductions have been and will continue to be partially offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our elevated level of nonperforming assets.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services business and entered into a referral and services agreement with Global Direct Payments, Inc. which resulted in a net gain of $587 thousand. Similarly, in December 2010, we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc., which resulted in a net gain of $1.2 million. Our current strategic business review includes ongoing evaluation of all of our businesses, including analysis of the number, size and location of our retail branches.

To further enhance earnings improvement, we are realigning our lending focus to originate higher yielding loan portfolio segments with lower historical loss rates. To further accelerate efforts to improve our earnings, we engaged external strategic consulting firms in 2010 that specialize in the assessment of banking products and services, revenue enhancements and efficiency reviews. The use of such consultants declined significantly in 2011, and we do not currently anticipate the use of such consultants in 2012.

In addition, to increase our market share and improve earnings, we implemented tailored go-to-market-strategies for each of our businesses, including products and services, marketing plans, employee expertise and training. We believe we are also attracting new clients given the significant disruption occurring in our markets from the acquisition of local banks by out-of-state institutions.

We are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, we are in the process of repositioning the balance sheet as part of our balance sheet management efforts to utilize our excess cash more effectively and improve our net interest margin. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing CDs. We also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of employees given our current balance sheet size and product volumes, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go to market” strategies with relevant products and services and marketing plans by business.

Net Interest Income

General. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest rate sensitivity factor into fluctuations within net interest income.

During the second half of 2008 and continuing into 2011, the financial markets experienced significant volatility resulting from the continued fallout of the global economic downturn. A multitude of government initiatives along with interest rate cuts and other monetary policy initiatives by the Federal Reserve have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also continue to be impacted by continued deterioration of assets resulting in further interest income adjustments.

Net interest income totaled $11.3 million for the three months ended September 30, 2011 compared with $10.0 million for the three months ended September 30, 2010. Overall, interest income for the three months ended September 30, 2011 was impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008, a general flattening of the yield curve and a continuation of this low rate environment into 2011. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans. At September 30, 2011, loans aggregating $220.7 million had interest rate floors of which $193.3 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the three months ended September 30, 2011 totaling $851 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $680 thousand for the three months ended September 30, 2011 when compared with investing these funds at the average yield of 2.79% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we have begun redeploying this cash balance into investment securities and also prepaid all of our $96 million of FHLB advances beginning in December 2010 and continuing through May 2011.

•

Reduction of $5.2 million in total loans during the three months ended September 30, 2011 as repayments, sales and charge-offs outpaced new loan originations given limited loan demand from credit-worthy clients. We are intentionally seeking to sell commercial loans held for sale with an aggregate net book value of $31.4 million and expect total loans to continue to decline as those sales occur. However, we are actively pursuing new loan originations. As a result, gross loans, net of transfers from loans held for sale of $6.8 million, grew by $6.1 million in the third quarter 2011, the second consecutive quarterly increase in gross loans after quarterly declines dating back to fourth quarter 2008. Loan growth in the third quarter 2011 was primarily the result of increases in single-family mortgage balances. We are keenly focused on generating additional loan growth going forward.

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes our average balance sheets and changes in net interest income / margin for the periods indicated (dollars in thousands). Our yields on interest-earning assets and rates paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the three months ended September 30,
	2011			2010
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$119,257	$66	0.22%	$235,992	$143	0.24%
FHLB stock	4,912	11	0.89	6,832	7	0.41

Investment securities available for sale, taxable (1)	159,101	1,008	2.53	89,942	426	1.89
Investment securities available for sale, nontaxable (1)	120,680	944	3.13	42,281	355	3.36

Investment securities available for sale	279,781	1,952	2.79	132,223	781	2.36

Loans (2)	825,528	11,553	5.55	945,374	12,925	5.42

Total interest-earning assets	1,229,478	13,582	4.39	1,320,421	13,856	4.17

Noninterest-earning assets
Cash and cash equivalents	9,583			11,575
Allowance for loan losses	(26,061)			(25,093)
Premises and equipment, net	26,847			29,046
Goodwill	—			3,649
Accrued interest receivable	5,100			4,287
Foreclosed real estate	15,551			25,534
Income tax refund receivable	—			4,752
Other	10,078			18,702

Total noninterest-earning assets	41,098			72,452

Total assets	$1,270,576			$1,392,873

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,823	$14	0.02%	$285,175	$65	0.09%
Money market deposit accounts	125,872	38	0.12	148,474	178	0.48
Savings deposit accounts	59,060	4	0.03	47,854	36	0.30
Time deposit accounts	486,491	2,211	1.80	570,419	3,172	2.21

Total interest-bearing deposits	967,246	2,267	0.93	1,051,922	3,451	1.30

Retail repurchase agreements	25,560	—	—	24,430	16	0.26
Other short-term borrowings	12	—	—	—	—	—
FHLB borrowings	—	—	—	95,997	412	1.70
Convertible debt	—	—	—	380	9	9.40

Total interest-bearing liabilities	992,818	2,267	0.91	1,172,729	3,888	1.32
Noninterest-bearing liabilities
Noninterest-bearing deposits	157,685			144,780
Accrued interest payable	1,066			1,608
Other	9,426			10,924

Total noninterest-bearing liabilities	168,177			157,312

Total liabilities	1,160,995			1,330,041

Shareholders’ equity	109,581			62,832

Total liabilities and shareholders’ equity	$1,270,576			$1,392,873

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$11,315	3.65%		$9,968	3.00%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. There have been no changes by the Federal Reserve with regard to the targeted federal funds interest rate since December 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and, in 2011, began a program designed to reduce long-term interest rates resulting in a flattening yield curve.

Rate / Volume Analysis. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the three months ended September 30, 2011 compared with the three months ended September 30, 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(66)	$(11)	$(77)
FHLB stock	(1)	5	4
Investment securities available for sale	1,007	164	1,171
Loans	(1,686)	314	(1,372)

Total interest income	$(746)	$472	$(274)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$2	$(53)	$(51)
Money market deposit accounts	(24)	(116)	(140)
Savings deposit accounts	10	(42)	(32)
Time deposit accounts	(429)	(532)	(961)

Total interest paid on deposits	(441)	(743)	(1,184)

Retail repurchase agreements	1	(17)	(16)
Commercial paper	—	—	—
FHLB borrowings	(412)	—	(412)
Convertible debt	(9)	—	(9)

Total interest expense	$(861)	$(760)	$(1,621)

Net interest income	$115	$1,232	$1,347

Provision for Loan Losses

Provision for loan losses decreased from $13.1 million during the three months ended September 30, 2010 to $5.6 million for the three months ended September 30, 2011. The decrease was due primarily to declining charge-offs based on receipt of updated appraisals and credit quality indicators generally showing continued stabilization in the third quarter 2011. We also experienced more stabilization of in migration of loans to nonaccrual status and past dues, a lower loss severity on individual problem assets and a more favorable mix of the loan portfolio based on the type of new loan originations. The level of the provision for loan losses may continue to remain volatile over the remainder of 2011 and 2012 and will be heavily influenced by the level of nonaccrual loans and troubled debt restructurings as well as real estate collateral values. See also Financial Condition, Lending Activities discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months
	ended September 30,
	2011	2010
Service charges on deposit accounts, net	$1,974	$1,787
Fees for trust, investment management and brokerage services	828	585
Mortgage-banking	764	984
Automatic teller machine	223	240
Merchant services	—	10
Bankcard services	52	171
Investment securities gains	—	1
Other	459	282

Total noninterest income	$4,300	$4,060

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.7% of average transaction deposit balances for the three months ended September 30, 2011 compared with 1.6% of average transaction deposit balances for the three months ended September 30, 2010. The increase in service charges on deposit accounts of $187 thousand, or 10.5%, was attributed primarily to increased transaction account balances as a result of our focus on core deposit growth and our efforts to offset the negative impact of certain fee income restrictions imposed by legislative actions. For example, in 2011 we began charging a new fee relative to accounts in continuous overdraft positions.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. The increase in this category was due to a $245 thousand increase in trust and insurance fees while brokerage service fees decreased $2 thousand. Trust fees increased due to modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing Trust clients. We also hired a new Trust officer in February 2011 who has been successful in transitioning $32 million of Trust accounts to the Company.

Trust fees are impacted by the balance of assets under management and brokerage fees are based on a combination of asset balances and transaction levels, and, therefore, are subject to fluctuation as the market value of the underlying assets fluctuates. From June 30, 2011 to September 30, 2011, the market value of assets under management in Trust and Brokerage decreased due to market fluctuations and, therefore, partially offset a portion of the benefits from account growth and fee structure modifications noted above.

Mortgage-Banking. Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $407.6 million and $423.6 million at September 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2011	2010
Mortgage-servicing fees	$262	$236
Gain on sale of mortgage loans held for sale	174	345
Mortgage-servicing rights portfolio amortization and impairment	(178)	(209)
Derivative loan commitment income	449	39
Forward sales commitment income (expense)	(31)	456
Other	88	117

Total mortgage-banking income	$764	$984

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.22%

Mortgage-banking income decreased $220 thousand (22.4%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. Gains on sales of mortgage loans declined approximately $171 thousand (50.0%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $31 thousand (14.8%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. The decline in gain on sale of mortgage loans was the result of lower volumes of loans originated and sold over the period. Mortgage loans held for sale originated during the three months ended September 30, 2011 and 2010 totaled $12.7 million and $19.6 million, respectively, while sales over the same periods were $11.2 million and $18.2 million, respectively. During certain periods of 2011, we made the strategic decision to begin keeping a targeted amount of mortgage production in our held for investment loan portfolio to utilize excess liquidity and supplement weak commercial loan demand thereby reducing gains on sales of mortgage loans. Derivative loan commitment income and forward sales commitment income increased $410 thousand from the same period last year while forward sales commitment income decreased $487 thousand over the same period. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. In March 2011, we completed a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business and are in the process of implementing the resulting recommendations.

Automatic Teller Machine. Automatic teller machine income decreased $17 thousand (7.1%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. As part of our Strategic Project Plan, we are evaluating the number, locations and functionality of our ATM fleet. In the third quarter 2011, we reduced our ATM fleet from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. We also expect to reduce one additional remote ATM effective with its ground lease expiration in January 2012.

Merchant Services. Merchant services income decreased $10 thousand (100.0%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. As previously disclosed, we have been critically evaluating each of our product lines to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation, on March 31, 2010, we sold this product line and entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a gross payment to the Company of $786 thousand, which was included in Merchant services income in the amount of $559 thousand, net of transaction fees, for the three months ended March 31, 2010. Under the agreement, Global Direct provides services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer customers that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Bankcard Services. Bankcard services income decreased $119 thousand (70.0%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc., resulting in a net gain of $1.2 million. In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account that is referred by the Company in addition to a share of the interest and interchange income on such accounts.

Other. Other noninterest income increased $177 thousand (62.8%) from the three months ended September 30, 2010 to the three months ended September 30, 2011. The increase was primarily a result of the following:

•

Increased net debit card fees of $35 thousand resulting primarily from increased debit card activity associated with the MyPal checking account, which is designed to incent debit card usage through service charge reductions and a rewards program. Efforts to maintain and / or increase debit card fees are being pressured by increased regulatory restrictions. In June 2011, the Federal Reserve approved a final debit card interchange rule that caps an issuer’s base fee at $0.21 per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The Federal Reserve also issued an interim final rule that allows a fraud-prevention adjustment of $0.01 per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. Also adopted were requirements that issuers include two unaffiliated networks for routing debit transactions — one signature-based and one PIN-based. The final and interim final rules on the pricing and routing restrictions were effective October 1, 2011. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks which could be pressured by the marketplace to lower their own interchange rates. We are still evaluating the rules, and, at this time, we do not yet know if the rules and the implementation of the final debit card interchange rule will result in a sustained reduction in our related fee income.

•

As noted above, in connection with our on-going strategic review of the business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. We also entered into an interim servicing agreement to cover the period through the date the accounts were transferred to the third party’s system. In connection with the interim servicing agreement, we received a monthly servicing fee per active account for providing servicing related functions such as payment processing, collections, customer service and billing. Based on the structure of the interim servicing agreement, the servicing fee to be received was considered adequate compensation for the services to be performed and, therefore, no servicing asset or liability was recognized in connection with the sale. Other noninterest income of $59 thousand was recorded during the third quarter of 2011 pursuant to this servicing agreement. The interim servicing agreement expired in September 2011, and servicing of the credit card accounts was transferred to Elan Financial Services, Inc. As a result, we do not anticipate future income relative to this servicing agreement.

•

We are evaluating other noninterest sources of income. To this end, we revised our existing fees and implemented new fees such as check cashing fees, a skip-a-payment program and loan extension fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. These initiatives resulted in increased other noninterest income during the third quarter 2011 of $86 thousand.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009 and 2010 and are continuing to review other expense areas for additional reductions. Examples include:

•	Freezing most employee salaries effective May 1, 2009 to February 28, 2011 and eliminating the officer cash incentive plan awards under the corporate incentive plan for 2009, 2010 and 2011,

•	Reducing our Saturday banking hours from 2:00 p.m. to noon in September 2009 as well as changing six branches from having office hours on Saturdays to drive thru only in October 2011,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,

•

Reducing officer perquisites, including elimination in 2010 of all bank-owned automobiles, reduction in coverage for annual physical examinations, elimination in 2010 of Company paid life insurance premiums for certain officers and termination of officer participation in the Supplemental Executive Retirement Plan, and

•	Renegotiating vendor contracts for price reductions and consolidating vendors for volume pricing.

With the assistance from a third party consulting firm, we also reviewed our Retail Banking network from March 2010 through June 2010 and implemented process improvements and other recommendations that we believe are resulting in reduced expenses. In September 2010 through January 2011, with assistance from the same consulting firm, we performed a comprehensive review of our lending process that we believe is similarly resulting in efficiency improvements and cost savings. Savings have also been realized from more fully leveraging existing technology, implementing more advanced technology, and other process improvements. To date, these expense reductions have been more than offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our higher level of nonperforming assets. Through our Company-wide project to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise that was initiated during the third quarter 2011, we continue to review other areas for additional expense reduction opportunities.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended September 30,
	2011	2010
Salaries and other personnel	$6,202	$6,236
Occupancy	1,055	1,226
Furniture and equipment	924	1,068
Professional services	394	455
FDIC deposit insurance assessment	688	1,776
Marketing	410	383
Foreclosed real estate writedowns and expenses	3,029	5,490
Goodwill impairment	—	3,691
Loss on commercial loans held for sale	2,080	—
Other	2,057	1,962

Total noninterest expense	$16,839	$22,287

Salaries and Other Personnel. Salaries and other personnel expense decreased $34 thousand (0.5%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as a result of decreased salaries resulting from a decline in full-time equivalent employees (“FTE”) from 394 at September 30, 2010 to 358 at September 30, 2011 and a reduction in officer incentive plan expense, partially offset by increased use of contract labor primarily to support our information technology infrastructure. While total FTEs declined, certain positions that became open were replaced with higher paid employees as part of our plan to recruit personnel with specific industry expertise and experience. In 2011, additions to headcount were primarily focused in revenue generating roles such as commercial lending, trust and retail banking. In connection with the execution of our Strategic Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. We are also assessing the number of employees and contractors given our current balance sheet size and business operations and are working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy. Occupancy expenses decreased $171 thousand (13.9%) during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During 2011, we successfully appealed an increased property tax assessment related to one of our facilities. The reduction in occupancy expenses during the three months ended September 30, 2011 was primarily a result of the receipt of a refund associated with this appeal. Occupancy expenses also declined as a result of a reduction in lease expenses related to the reduction of five remote automated teller machines for which transaction volumes and related fees did not adequately cover the lease and maintenance expenses. The decrease in occupancy expenses also reflects our efforts to manage the number of vendors and suppliers that provide facilities-related services.

Furniture and Equipment. Furniture and equipment expense decreased $144 thousand (13.5%) during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decline is due in part to lower depreciation charges on certain furniture and equipment. Furniture and equipment expenses also declined as a result of a reduction in servicing and maintenance costs related to the reduction of five remote automated teller machines for which transaction volumes and related fees did not adequately cover the lease and maintenance expenses.

Professional Services. Professional services expense decreased $61 thousand (13.4%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decline is attributable to lower consulting expenses and accounting fees. To date, and primarily in 2010, we executed nine process improvement engagements across the Company that were facilitated by third party consultants. These process improvement engagements have resulted in increased efficiencies through the sale of underperforming businesses, such as merchant and our credit card portfolio as well as improved processes in our lending and retail banking operations. We expect our consulting expense to decline when compared to prior periods as the last such planned engagement was completed in the second quarter 2011.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $1.1 million (61.3%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decline is primarily attributed to improvement in our capital levels as a result of the Private Placement and changes in the FDIC deposit insurance assessment formula that went into effect during the second quarter 2011 as described below.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011.

With the consummation of the Private Placement in October 2010 and the resulting change in the Bank’s capital classification to well-capitalized, as well as the changes to the deposit insurance assessment regulations, we project that our FDIC insurance premiums will be reduced by approximately $1.5 million for the full year 2011 when compared with 2010.

Marketing. Marketing expense increased $27 thousand (7.0%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to increased television and radio advertising campaigns designed to both increase brand awareness and promote certain lending programs as well as an overall branding campaign given the competitive disruption in our markets. During the third quarter we also initiated targeted direct mail campaigns to increase debit card activity and home equity line usage. Marketing expense in the third quarter 2010 was impacted by promotional efforts related to our new MyPal checking and Smart Savings deposit accounts and increased marketing related to mortgage and small business.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $2.5 million (44.8%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The carrying value of these assets is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. During the third quarter 2011, writedowns on 29 such properties resulted in a provision charged to expense of $2.9 million. The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of foreclosed real estate expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees and other carrying costs on our elevated level of foreclosed properties. Through the third quarter 2011, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g., assisted living facilities and golf courses); therefore, we do not expect significant growth in such carrying costs going forward.

Loss on Commercial Loans Held for Sale. In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through the third quarter 2011 and are expected to continue throughout the remainder of 2011 and into 2012. We are evaluating proposed sales on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all sales would result in losses. However, in general we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and us in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarter 2010 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved thus far in 2011, many bids continue to reflect heavy discounting and may reflect further discounting in the fourth quarter 2011. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our criticized assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

Writedowns of $2.1 million were recorded in the third quarter 2011 to reduce the value of these assets to fair value which was based on updated appraisals received during the third quarter, less estimated costs to sell, or internal valuations, as applicable.

Other. Other noninterest expense increased $95 thousand (4.8%) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The following are the more significant fluctuations:

•

While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs were reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, third quarter 2011 includes $436 thousand of loan workout expenses compared to $56 thousand in the third quarter 2010.

•

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time an account holder uses their debit card. The Company initially matched each $1 of debit card transactions with $1 for the first six months. Effective October 1, 2010, the match was reduced to $0.10 per debit card transaction. The maximum match is $250 per year. The change in the matching amount over the periods presented resulted in a decrease in the matching expense of $153 thousand in the third quarter 2011 versus the third quarter 2010.

Provision (Benefit) for Income Taxes

Benefit for income taxes was $1.4 million in the third quarter 2011 compared to an income tax benefit of $7.6 million in the third quarter 2010. The benefit for income taxes of $1.4 million reflects a decline in the balance of the valuation allowance on our deferred tax asset as a result of an increase in a deferred tax liability associated with an increase in unrealized gains on our investment securities portfolio. As discussed in Part I – Financial Information, Item 1. Financial Statements, Note 12, Income Taxes, and Financial Condition – Deferred Tax Asset, net we determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards and unrealized built-in losses, a valuation allowance on our net deferred tax asset was necessary. Based on projections for the remainder of 2011, we expect to maintain a full allowance against the net deferred tax asset. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset. The third quarter 2010 benefit is related to our ability to utilize operating losses as a carryback to offset income taxes paid in 2008.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at September 30, 2011 and December 31, 2010, the portion related to net operating losses is able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Portions of the net deferred tax asset related to unrealized built-in losses and net operating losses generated prior to the Private Placement are subject to an annual limitation under Internal Revenue Service regulations. Such amounts may eventually expire unutilized as discussed in Item 1. Financial Statements, Note 12. Income Taxes.

Year-to-Date 2011 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the nine months ended September 30 ,		Dollar	Percent
	2011	2010	variance	variance
Interest income
Interest earned on cash and cash equivalents	$283	$298	$(15)	(5.0)%
Dividends received on FHLB stock	38	16	22	137.5
Interest earned on investment securities available for sale	5,167	2,770	2,397	86.5
Interest and fees earned on loans	34,625	40,101	(5,476)	(13.7)

Total interest income	40,113	43,185	(3,072)	(7.1)

Interest expense
Interest paid on deposits	7,467	10,288	(2,821)	(27.4)
Interest paid on retail repurchase agreements	19	43	(24)	(55.8)
Interest paid on commercial paper	—	21	(21)	(100.0)
Interest paid on FHLB borrowings	72	1,313	(1,241)	(94.5)
Other	—	19	(19)	(100.0)

Total interest expense	7,558	11,684	(4,126)	(35.3)

Net interest income	32,555	31,501	1,054	3.3

Provision for loan losses	18,500	36,600	(18,100)	(49.5)

Net interest income (loss) after provision for loan losses	14,055	(5,099)	19,154	(375.6)

Noninterest income
Service charges on deposit accounts, net	5,611	5,764	(153)	(2.7)
Fees for trust, investment management and brokerage services	2,361	1,971	390	19.8
Mortgage-banking	1,381	1,593	(212)	(13.3)
Automatic teller machine	711	711	—	—
Merchant services	10	905	(895)	(98.9)
Bankcard services	177	502	(325)	(64.7)
Investment securities gains, net	56	9	47	522.2
Other	1,323	831	492	59.2

Total noninterest income	11,630	12,286	(656)	(5.3)

Noninterest expense
Salaries and other personnel	19,143	18,675	468	2.5
Occupancy	3,384	3,545	(161)	(4.5)
Furniture and equipment	2,839	2,962	(123)	(4.2)
Professional services	1,457	1,735	(278)	(16.0)
FDIC deposit insurance assessment	2,348	3,472	(1,124)	(32.4)
Marketing	1,344	1,128	216	19.1
Foreclosed real estate writedowns and expenses	5,366	9,052	(3,686)	(40.7)
Goodwill impairment	—	3,691	(3,691)	(100.0)
Loss on commercial loans held for sale	7,028	—	7,028	100.0
Other	6,388	5,946	442	7.4

Total noninterest expense	49,297	50,206	(909)	(1.8)

Net loss before benefit for income taxes	(23,612)	(43,019)	19,407	(45.1)

Benefit for income taxes	(2,494)	(15,415)	12,921	(83.8)

Net loss	$(21,118)	$(27,604)	$6,486	(23.5)%

Common and per share data
Net loss—basic	$(1.68)	$(17.10)	$15.42	(90.2)%
Net loss—diluted	(1.68)	(17.10)	15.42	(90.2)
Cash dividends	—	—	—	—
Book value	8.28	30.40	(22.12)	(72.8)
Weighted average common shares outstanding—basic	12,533,937	1,613,900
Weighted average common shares outstanding—diluted	12,533,937	1,613,900

Net Interest Income

Net interest income totaled $32.6 million for the nine months ended September 30, 2011 compared with $31.5 million for the nine months ended September 30, 2010. Overall, the net interest margin increased from 3.23% during the nine months ended September 30, 2010 to 3.46% during the same period of 2011. The increase in the net interest margin was driven primarily by an increase in investment securities and lower wholesale borrowings as we utilized excess cash to increase our balance sheet efficiency as well as reduced funding costs associated with our actions to reduce deposit rates in a declining rate environment. These positive impacts were partially offset by lower average loan balances as run-off, paydowns and net charge-offs outpaced new loan originations. In addition to the impact of changes further summarized below in Rate /

Volume Analysis, net interest income for both periods was negatively impacted by the effect of loans placed in nonaccrual status. Foregone interest on nonaccrual loans for the nine months ended September 30, 2011 totaled $2.3 million compared to $3.2 million in the same prior year period.

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

	For the nine months ended September 30,
	2011			2010
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$156,716	$283	0.24%	$183,730	$298	0.22%
FHLB stock	5,864	38	0.87	6,950	16	0.31

Investment securities available for sale, taxable (1)	163,325	2,760	2.25	78,004	1,666	2.85
Investment securities available for sale, nontaxable (1)	100,591	2,407	3.19	43,782	1,104	3.36

Investment securities available for sale	263,916	5,167	2.61	121,786	2,770	3.03

Loans (2)	832,591	34,625	5.56	990,280	40,101	5.41

Total interest-earning assets	1,259,087	40,113	4.26	1,302,746	43,185	4.43

Noninterest-earning assets
Cash and cash equivalents	9,817			11,226
Allowance for loan losses	(26,110)			(25,372)
Premises and equipment, net	27,685			29,567
Goodwill	—			3,675
Accrued interest receivable	4,813			4,268
Foreclosed real estate	16,426			27,802
Income tax refund receivable	2,968			7,113
Other	10,268			16,600

Total noninterest-earning assets	45,867			74,879

Total assets	$1,304,954			$1,377,625

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,746	$97	0.04%	$293,914	$193	0.09%
Money market deposit accounts	137,753	170	0.16	135,556	512	0.50
Savings deposit accounts	55,822	31	0.07	45,251	105	0.31
Time deposit accounts	508,776	7,169	1.88	546,497	9,478	2.32

Total interest-bearing deposits	998,097	7,467	1.00	1,021,218	10,288	1.35

Retail repurchase agreements	24,602	19	0.10	22,878	43	0.25
Commercial paper	—	—	—	11,278	21	0.25
Other short-term borrowings	8	—	—	1	—	—
FHLB borrowings	2,710	72	3.55	97,207	1,313	1.81
Convertible debt	—	—	—	256	19	9.92

Total interest-bearing liabilities	1,025,417	7,558	0.99	1,152,838	11,684	1.36
Noninterest-bearing liabilities
Noninterest-bearing deposits	153,461			143,157
Accrued interest payable	1,147			1,614
Other	9,595			10,005

Total noninterest-bearing liabilities	164,203			154,776

Total liabilities	1,189,620			1,307,614

Shareholders’ equity	115,334			70,011

Total liabilities and shareholders’ equity	$1,304,954			$1,377,625

NET INTEREST INCOME / NET YIELD ON
INTEREST-EARNING ASSETS		$32,555	3.46%		$31,501	3.23%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(66)	$51	$(15)
FHLB stock	(3)	25	22
Investment securities available for sale	2,722	(325)	2,397
Loans	(6,593)	1,117	(5,476)

Total interest income	$(3,940)	$868	$(3,072)

Liabilities and Shareholders ‘Equity
Interest-bearing liabilities
Transaction deposit accounts	$1	$(97)	$(96)
Money market deposit accounts	8	(350)	(342)
Savings deposit accounts	34	(108)	(74)
Time deposit accounts	(621)	(1,688)	(2,309)

Total interest paid on deposits	(578)	(2,243)	(2,821)

Retail repurchase agreements	3	(27)	(24)
Commercial paper	(21)	—	(21)
FHLB borrowings	(2,511)	1,270	(1,241)
Convertible debt	(19)	—	(19)

Total interest expense	$(3,126)	$(1,000)	$(4,126)

Net interest income	$(814)	$1,868	$1,054

Provision for Loan Losses

Provision for loan losses decreased from $36.6 million during the nine months ended September 30, 2010 to $18.5 million for the nine months ended September 30, 2011. See Third Quarter 2011 Earnings Review, Provision for Loan Losses for additional disclosures. See also Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the nine months ended September 30,
	2011	2010
Service charges on deposit accounts, net	$5,611	$5,764
Fees for trust and investment management and brokerage services	2,361	1,971
Mortgage-banking	1,381	1,593
Automatic teller machine	711	711
Merchant services	10	905
Bankcard services	177	502
Investment securities gains, net	56	9
Other	1,323	831

Total noninterest income	$11,630	$12,286

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.7% of average transaction deposit balances for the nine months ended September 30, 2011 compared with 1.8% of average transaction deposit balances for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, service charges on deposit accounts, net totaled $5.6 million, a decline of $153 thousand (2.7%) when compared to the same period of 2010. This decline was the result of a decline in NSF fees resulting from a $100 courtesy overdraft line included with the MyPal checking account we began offering in March 2010, changes in customer behavior resulting in a reduction in the number of transactions that would have otherwise resulted in overdrafts and customers with historical overdraft activity who did not opt-in to overdraft protection in accordance with Regulation E which went into effect during the third quarter 2010. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and revised the terms of the MyPal account effective

August 1, 2011. We also revised our existing fees and implemented new fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. These initiatives helped to increase our service charges on deposit account fees which partially offset the decline of NSF fees over the periods presented.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services. The increase in this category was due to a $332 thousand increase in trust and insurance fees while brokerage service fees increased $58 thousand during the nine months ended September 30, 2011 compared with the same period of 2010. See Third Quarter 2011 Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $407.6 million and $423.6 million at September 30, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the nine months ended September 30,
	2011	2010
Mortgage-servicing fees	$782	$777
Gain on sale of mortgage loans held for sale	626	846
Mortgage-servicing rights portfolio amortization and impairment	(553)	(597)
Derivative loan commitment income	426	248
Forward sales commitment income (expense)	(95)	125
Other	195	194

Total mortgage-banking income	$1,381	$1,593

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.24%

Mortgage-banking income decreased $212 thousand (13.3%) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Gains on sales of mortgage loans declined $220 thousand (26.0%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $44 thousand (7.4%) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The decline in gain on sale of mortgage loans was the result of a decline in the volume of loans originated and sold over the periods. Mortgage loans held for sale originated during the nine months ended September 30, 2011 and 2010 totaled $29.6 million and $44.7 million, respectively, while sales over the same periods were $32.5 million and $45.7 million, respectively. During certain periods of 2011, we made the strategic decision to begin keeping a targeted amount of mortgage production in our held for investment loan portfolio to utilize excess liquidity and supplement weak commercial loan demand thereby reducing gains on sales of mortgage loans. Derivative loan commitment income and forward sales commitment income decreased $42 thousand over the same period in the prior year. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we entered into the commitment to originate / sell the loans and the valuation date. See Third Quarter 2011 Earnings Review, Noninterest Income, Mortgage-Banking for additional disclosures.

Automatic Teller Machine. Automatic teller machine income remained unchanged from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 as increased transaction activity offset the reduced income from the five automated teller machines removed during the third quarter 2011.

Merchant Services. Merchant services income decreased $895 thousand (98.9%) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 due to the sale of our merchant services business in March 2010. See Third Quarter 2011 Earnings Review, Noninterest Income, Merchant Services for additional disclosures.

Bankcard Services. Bankcard services income decreased $325 thousand (64.7%) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 due to the sale of our bankcard business in December 2010. See Third Quarter 2011 Earnings Review, Noninterest Income, Bankcard Services for additional disclosures.

Investment Securities Gains, Net. Investment securities gains, net increased $47 thousand from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. In April 2011, we sold our remaining private-label collateralized mortgage obligation for $2.3 million, recognizing a gain of $56 thousand.

Other. Other noninterest income increased $492 thousand (59.2%) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase was primarily a result of the following (see Third Quarter 2011 Earnings Review, Noninterest Income, Other for additional discussion):

•	Net debit card fees increased $102 thousand resulting primarily from the MyPal checking account.

•	We received other noninterest income of $196 thousand during the 2011 period pursuant to the interim servicing agreement with Elan Financial Services, Inc.

•

We revised our existing fees and implemented new fees such as check cashing fees, a skip-a-payment program and loan extension fees, with various implementation dates generally between October 1, 2010 and March 1, 2011. These initiatives resulted in increased other noninterest income during the nine months ended September 30, 2011 of $207 thousand.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the nine months ended September 30,
	2011	2010
Salaries and other personnel	$19,143	$18,675
Occupancy	3,384	3,545
Furniture and equipment	2,839	2,962
Professional services	1,457	1,735
FDIC deposit insurance assessment	2,348	3,472
Marketing	1,344	1,128
Foreclosed real estate writedowns and expenses	5,366	9,052
Goodwill impairment	—	3,691
Loss on commercial loans held for sale	7,028	—
Other	6,388	5,946

Total noninterest expense	$49,297	$50,206

Salaries and Other Personnel. Salaries and other personnel expense increased $468 thousand (2.5%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in salaries and other personnel expense is due to higher incentive plan expenses associated with equity plan grants under the 2011 Plan and increased performance-based incentives as well as the increased use of contract labor primarily to support our information technology infrastructure. These increases were partially offset by the elimination of all remaining participation in the Supplemental Executive Retirement Plan in June 2010.

Occupancy. Occupancy costs decreased $161 thousand (4.5%) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See Third Quarter 2011 Earnings Review, Noninterest Expense, Occupancy for additional disclosures.

Furniture and Equipment. Furniture and equipment expense decreased $123 thousand (4.2%) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See Third Quarter 2011 Earnings Review, Noninterest Expense, Furniture and Equipment for additional disclosures.

Professional Services. Professional services expense decreased $278 thousand (16.0%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See Third Quarter 2011 Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

FDIC Deposit Insurance Assessment. FDIC deposit insurance assessments decreased $1.1 million (32.4%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See Third Quarter 2011 Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures.

Marketing. Marketing expense increased $216 thousand (19.1%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. See Third Quarter 2011 Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $3.7 million (40.7%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Writedowns on 65 such properties during the nine months ended September 30, 2011 resulted in a provision charged to expense of $4.7 million. See Third Quarter 2011 Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Loss on Commercial Loans Held for Sale. Writedowns of $4.3 million were recorded in the nine months ended September 30, 2011 to reduce the value of these assets to fair value, which were based on the receipt during these periods of updated appraisals on the properties securing these loans or internal valuations, less estimated costs to sell. In addition, $2.2 million of losses were recognized in the nine months ended September 30, 2011 on sales of commercial loans held for sale. During the nine months ended September 30, 2011, we sold nine loans, representing five relationships, with a gross book value of $8.8 million.

Other. Other noninterest expense increased $442 thousand (6.9%) for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Included in this financial statement line item and contributing to this increase were the following (see Third Quarter 2011 Earnings Review, Noninterest Expense, Other for additional discussion):

•	Loan workout costs of $793 thousand.

•	Prepayment penalty on FHLB advances of $412 thousand resulting from our actions to reduce funding costs and utilize excess cash.

•	Provision for unfunded commitments of $264 thousand.

These increases were partially offset by the following decreases:

•	Merchant expenses of $272 thousand resulting from the sale of our merchant business in March 2010.

•

Branch closure expense of $227 thousand associated with banking offices previously consolidated or relocated for which leases had not yet expired or properties had not yet been subleased or sold. Two operating leases expired during the second and third quarters 2010, one vacant property was sold during the third quarter 2010 and one operating lease expired during the first quarter 2011. Collectively, these events contributed to the reduction in related expenses during the nine months ended September 30, 2011 over the same period of 2010.

•	Smart Savings match of $325 thousand.

Provision (Benefit) for Income Taxes

An income tax benefit of $2.5 million was recorded in the nine months ended September 30, 2011 compared to an income tax benefit of $15.4 million in the nine months ended September 30, 2010. The income tax benefit for the nine months ended September 30, 2011 reflects a decrease in the valuation allowance on our deferred tax asset as a result of an increase in the deferred tax liability on unrealized gains on our investment securities portfolio. The income tax benefit for the nine months ended September 30, 2010 reflects the utilization of net operating losses as a carryback to offset taxes previously paid. See Third Quarter 2011 Earnings Review, Provision (Benefit) for Income Taxes for additional disclosures.

Recently Issued / Adopted Authoritative Pronouncements

See Note 1, Summary of Significant Accounting Policies, for a discussion regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base

Up 300 basis points	2.31%
Up 200 basis points	1.31
Up 100 basis points	0.96
Base
Down 100 basis points	(1.37)
Down 200 basis points	(2.23)
Down 300 basis points	(2.29)

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. Beginning with the March 31, 2011 analysis, the Company revised certain assumptions with respect to the interest rate sensitivity of its transaction account deposits to be more representative of the long-term nature of these balances and better reflect the interest rate profile of these funding sources.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2011, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Third Quarter Internal Control Changes

During the third quarter of 2011, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 16, Commitments, Guarantees, and Other Contingencies, contained herein for disclosures required by this item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition, results of operations or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^*	The following materials from Palmetto Bancshares, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

^	Filed with this Quarterly Report on Form 10-Q.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin
Samuel L. Erwin
Chief Executive Officer
Palmetto Bancshares, Inc.

/s/ Roy D. Jones
Roy D. Jones
Chief Financial Officer
Palmetto Bancshares, Inc.

Date: November 1, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File