Form 10-K
period 2011-12-31
PALMETTO BANCSHARES INC
filed 2012-03-02
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26016

PALMETTO BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	74-2235055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 East North Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

(800) 725-2265	www.palmettobank.com
(Registrant’s telephone number)	(Registrant’s web site)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $47,432,363 as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established public trading market for the shares. See Part II, Item 5.

12,744,001 shares of the registrant’s common stock were outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 17, 2012 is incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2011 Annual Report on Form 10-K

PART I

Throughout this Annual Report on Form 10-K, “the Company”, “we”, “us”, or “our” refers to Palmetto Bancshares, Inc. and our subsidiary, The Palmetto Bank, except where the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Greater than expected losses could occur as a result of higher credit losses, generally and specifically, because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment or changes in payment behavior or other factors,

•	Greater than expected losses could occur as a result of higher credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of our commercial loans held for sale at values equal to or greater than the currently recorded loan balances avoiding additional writedowns,

•	Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums,

•	Our ability to comply with the Consent Order and potential regulatory actions if we fail to comply,

•	Our ability to receive necessary regulatory approvals for, and consummate the sale, of the Rock Hill and Blacksburg branches,

•	Our ability to attract and retain key personnel,

•	Our ability to retain our existing clients, including our deposit relationships,

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate and weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding and / or increased regulatory requirements with regard to funding,

•	Changes in availability of wholesale funding sources including increases in collateral margin requirements,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment including the impact of recent financial reform legislation on the banking and financial services industries,

•

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,

•	Changes in technology,

•	Changes in deposit flows,

•	Changes in monetary and tax policies including confirmation of any income tax refund claims received by the Internal Revenue Service,

•

Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (the “FASB”),

•

Potential limitations on our ability to utilize net operating loss carryforwards and net unrealized built-in losses for income tax purposes due to the change in control resulting from the Private Placement transaction,

•	Risks associated with income taxes including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets,

•	Our ability to maintain effective internal control over financial reporting,

•

Our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Discount Window borrowings, sales of securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit risk related losses and expenses,

•	The value of our stock price including our initial and continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed in this Annual Report on Form 10-K, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of local, national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced extended volatility and disruption. During the first half of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of United States (“U.S.”) government fiscal challenges and the resulting downgrade of the U.S. government long-term debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System, during the second half of 2011, an increasing number of economists began issuing more negative economic forecasts and discussing the possibility of a “double-dip” recession. Current economic reports are mixed and the outlook for 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that these negative developments will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements whether as a result of new information, future events or otherwise.

NON-GAAP FINANCIAL INFORMATION

This report contains financial information determined by methods other than in accordance with United States generally accepted accounting principles (“GAAP”). This report discusses both GAAP net income (loss) and pretax operating earnings excluding credit-related items and certain special items, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period-to-period comparisons. Although we believe these non- GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit costs and certain special items when assessing the performance of the Company. For a reconciliation of our non-GAAP measures, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary of 2011 Financial Results.

ITEM 1.	BUSINESS

Development and Description of Business

Organization

Palmetto Bancshares, Inc. (the “Company”) is a regional bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s subsidiary, The Palmetto Bank (the “Bank), which began operations in 1906, we specialize in providing personalized community banking services to individuals and small to mid-size businesses including retail banking (including mortgage and credit cards), commercial banking (including business banking, treasury management and merchant services), and wealth management (including trust, brokerage, financial planning and insurance) throughout our primary market area of northwest South Carolina (commonly referred to as “the Upstate”).

Since the Company is a holding company and does not conduct stand-alone operations, the Company’s primary sources of liquidity are debt and equity offerings by the Company and dividends received from the Bank.

Subsidiary of Palmetto Bancshares, Inc.    The Bank was organized in Laurens, South Carolina under South Carolina law in 1906, and the headquarters relocated to Greenville, South Carolina in 2009 with the operations center remaining in Laurens. The Company owns all of the Bank’s capital stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans and invest in securities. In light of the capital received in the Private Placement in 2010 and relatively stagnant loan origination activity in 2011, the Bank also currently holds a substantial portion of its assets as cash on deposit at the Federal Reserve.

Significant services offered by the Bank include:

•

Commercial Banking. The Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of corporate purposes including financing industrial and commercial properties, construction related to industrial and commercial properties, equipment, inventories and accounts receivable and acquisition financing. The Bank also provides deposit products, internet banking, cash management products and offers merchant services through a third party referral arrangement.

•

Retail Banking. The Bank provides consumer banking services including checking accounts, savings programs, internet banking, bill payment, automated teller machines, overdraft facilities, installment and real estate loans, residential first mortgage loans, home equity loans and lines of credit, automobile loans, drive-in and night deposit services and safe deposit facilities. The Bank also provides credit card products through a third party referral arrangement.

•

Wealth Management. The Bank provides trust, investment, agency, insurance and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2011, the estimated fair value of client assets managed and / or serviced by the Bank’s trust unit was approximately $260.7 million. The Bank also provides brokerage services relating to stocks, treasury, corporate and municipal bonds, mutual funds and insurance annuities, as well as college and retirement planning through a third party arrangement with Raymond James Financial Services, Inc., an affiliate of Raymond James & Associates, Inc. At December 31, 2011, the estimated fair value of client assets in accounts serviced by the Bank’s brokerage unit was approximately $175.1 million.

In 2009, the Bank formed a wholly-owned subsidiary, Palmetto Loan Subsidiary, Inc. To date, there have been no significant operations in this subsidiary.

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock. Except on the face of the Consolidated Balance Sheets and unless otherwise noted, share and per share amounts for all periods presented have been adjusted to give effect to the reverse stock split.

Our corporate offices are located at 306 East North, Greenville, South Carolina 29601, and our main telephone number is (800) 725-2265.

The following table summarizes our consolidated assets, revenues, and net loss at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2011	2010	2009
Total consolidated assets	$1,203,152	$1,355,247	$1,435,763
Total consolidated revenues	67,244	72,434	80,901
Total consolidated net loss	(23,400)	(60,202)	(40,085)

Market

The Company is a locally-oriented, community-based financial services institution. Our local market orientation is reflected in our Board of Directors, management and local advisory boards, which are generally comprised of local business persons, professionals and other community representatives who assist us in identifying and responding to banking needs within our market. Despite this community-based market focus, we believe we offer many of the products and services available from larger competitors.

Our primary market area is located within northwest South Carolina and includes the counties of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, Oconee and York, the majority of which are collectively referred to as the “Upstate” of South Carolina. We currently originate most of our loans and deposits in our primary market area. As further discussed below in Distribution Channels below, in December 2011, we announced a decision to reduce our branch network by four branches through sale or consolidation into existing branches. In connection with this decision, in January 2012, we entered into an agreement to sell our Rock Hill and Blacksburg branches to an unrelated financial institution. The transaction, which is subject to regulatory approval and standard closing conditions, is expected to be completed in the second quarter 2012. After the sale of our Rock Hill branch, we will no longer have a branch in the York County market.

The Upstate’s ability to attract both small, local companies and major internationally recognized corporations is the result of cooperation between city and state governments and the private sector. We believe that the Upstate’s entrepreneurial spirit and strong workforce creates a strong magnet for business. Major industries of commerce in the Upstate include the automobile industry which is concentrated mainly along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer. Greenville Hospital System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric, and research centers to support the automotive, life sciences, plastics and photonics industries. Clemson University, BMW, IBM, Microsoft and Michelin have combined their resources to create International Center for Automotive Research (“ICAR”), a research park that specializes in the development of automotive technology. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina—Upstate, Wofford College and Converse College, among others.

Located adjacent to major transportation corridors such as Interstates 85 and 26, and centrally located between Charlotte, North Carolina, and Atlanta, Georgia, the Upstate provides a diversified, broad economic base. We believe that our primary market area is not dependent on any one or a few types of commerce due to the area’s diverse economic base. Our client base is similarly diverse, although as a community bank, our loan portfolio includes concentrations in construction and commercial real estate.

Despite being in what we believe are some of the best growth markets in South Carolina, we face the risk of being particularly sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges of the past three years. Unemployment has risen in our markets, and property values have declined. According to the U.S. Department of Labor, as of March 1, 2012, unemployment rates, not seasonally adjusted, at December 31, 2011 for counties in our market areas were as follows: Greenville, 7.4%; Spartanburg, 9.3%; Anderson, 8.8%; and Laurens, 8.9%. As of March 1, 2012, the average state unemployment rate, seasonally adjusted, for South Carolina at December 31, 2011 was 9.6% compared to 8.5% for the U.S. We believe continued elevated levels of unemployment will continue to adversely impact credit quality. As a result, we continue to spend significant time on credit solutions for our clients and the management and disposition of foreclosed real estate as effectively as possible. The weakening in the state and local economies has also impacted the level of loan demand.

For disclosure regarding the material risks and uncertainties that may impact our market, see Item 1A. Risk Factors.

Distribution Channels

The Company, through the Bank, is primarily engaged in the business of commercial and retail banking through our 29 branches in the counties of Laurens, Greenville, Spartanburg, Greenwood, Anderson, Cherokee, Abbeville, Pickens, Oconee and York. At December 31, 2011, we also had 32 automatic teller machines and six limited service branches located in retirement centers in the Upstate. Additionally, the Bank maintains a separate brokerage office location in Greenville County.

In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the acquirer will purchase the real estate, equipment, substantially all of the loans, and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The Bank will also consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood and is expected to complete these consolidations on March 30, 2012. The branch reduction is part of the Company’s proactive strategic plans to align further its infrastructure and expense base with its current balance sheet size, scope of business activities and underlying revenue generating capacity. The branch consolidation will result in larger branches in Laurens and Greenwood and create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions the Bank to focus on and invest in our core markets in the Upstate.

During 2011, we evaluated our automatic teller machine (“ATM”) fleet and reduced it from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not provide an appropriate return on investment. We also reduced one additional remote ATM effective with its ground lease expiration in January 2012 and plan to eliminate an additional remote ATM by the end of March 2012. Of the 32 automatic teller machines at December 31, 2011, four were nonbranch locations.

We provide our clients with access to their funds through extended weekday hours at branches, Saturday banking at select branches, an automatic teller machine network that incorporates regional and national networks, a call center and internet banking. Our branches also serve as locations where clients can apply for and obtain various loan products. We also offer loans to finance the purchase of new and used automobiles through a network of auto dealerships throughout our footprint (commonly referred to as “indirect lending”).

During 2010, we redefined our organizational structure and began the process of more specifically delineating our business based on product and service offerings. This process of delineation continued during 2011, however, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Our efforts to do so will continue in 2012.

For disclosure regarding the material risks and uncertainties that may impact our distribution channels, see Item 1A. Risk Factors.

Competition

We face substantial competition from national banks, regional banks and other community banks. We also face competition from many other types of financial institutions including savings and loan associations, finance companies, credit unions, mortgage banks and other financial intermediaries as well as full-service and discount brokerage firms with regard to brokerage services. Out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas also provide competition. In addition, money market, stock and fixed income mutual funds have attracted an increasing share of household savings.

We compete with major financial companies that have greater resources than we have which afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for those products and services than we offer. In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of service and responsiveness to client needs, the convenience of our branches and hours and the availability and pricing of our products and services.

The following table summarizes the Bank’s deposit market share information, as of June 30, 2011, the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”).

	Metropolitan area
	Greenville	Anderson	Spartanburg	Combined
Ranking among all institutions	6	9	10	7
Total institutions	35	21	20	42
Market share among all institutions	4.40%	4.96%	3.90%	4.36%

Ranking among South Carolina headquartered institutions	1	5	5	2
Total South Carolina headquartered institutions	23	13	11	30
Market share among South Carolina headquartered institutions	13.13%	9.96%	11.37%	12.23%

With regard to the entire state of South Carolina, according to the FDIC, as of June 30, 2011, the Bank’s market share ranks 11th out of 106 institutions and 4th out of 83 South Carolina headquartered institutions.

Teammates

At December 31, 2011, we had 352 full-time equivalent employees (which we refer to as “teammates”), none of whom were subject to collective bargaining agreements, compared with 394 full-time equivalent teammates at December 31, 2010. Based on the current and expected future size and scope of business activities of the Company, we are currently focused on the proper alignment of roles and responsibilities within the Company. In conjunction with the branch network reductions and outsourcing of certain operational functions planned for 2012, the Company expects an overall 20% reduction in headcount from the peak of 420 at December 31, 2008 to 333 by the end of the second quarter 2012.

Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

Set forth below is a summary of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Those statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company and the Bank could have a material adverse impact on our business, financial condition, results of operations and cash flows.

For disclosure regarding the material risks and uncertainties that may impact our supervision and regulation, see Item 1A. Risk Factors.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Congress, the U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since 2008 to address volatility and risk in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the Treasury Secretary to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities and certain other financial instruments including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”). The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program (“CPP”) pursuant to which the U.S. Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. We did not participate in the CPP.

With respect to any other potential future government assistance programs, we will evaluate the merits of the programs including the terms of the financing, the Company’s capital position, the cost to the Company of alternative capital and the Company’s strategy for the use of additional capital to determine whether it is prudent to participate.

EESA has been followed by numerous actions by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the liquidity and credit crisis that followed the recession that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification, the establishment of significant liquidity and credit facilities for financial institutions and banks, the lowering of the federal funds rate, action against short-term selling practices, the temporary guaranty program for money market funds, the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has resulted in dramatic changes across the financial regulatory system, some of which were effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact on the financial services industry as a whole and on our business, financial condition, results of operations and cash flows. Provisions in the legislation that impact consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The following provisions have been implemented since the Dodd-Frank Act was enacted:

•

The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•

The Dodd-Frank Act requires publicly traded companies to give stockholders a nonbinding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•

The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

•

In July 2010, the $250,000 limit for deposit insurance was made permanent and, in November 2010, unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was extended through December 31, 2012.

•

In December 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”.) IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts through December 31, 2012.

•	In June 2011, Regulation Q was repealed, and, beginning July 21, 2011, depository institutions are now permitted to pay interest on business demand deposits.

•

Effective with the June 30, 2011 measurement period, the assessment base for deposit insurance was changed from the amount of insured deposits to consolidated assets less tangible capital. Additionally, changes were made to the Deposit Insurance Fund (“DIF”) to increase the floor and eliminate the ceiling on the fund, which will generally require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

In June 2011, the Electronic Fund Transfer Act (“EFTA”) was amended by the Durbin Amendment to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The new caps on interchange fees were effective on October 1, 2011 and are generally set at $0.21 per transaction, plus an additional 5 basis point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place.

•

In July 2011, the Office of Thrift Supervision (“OTS”) was eliminated and the Office of the Comptroller of the Currency (“OCC”), which is currently the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. Additionally, the Federal Reserve now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS.

•

In July 2011, the Consumer Financial Protection Bureau (the “CFPB”) began operations and has centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorney generals to enforce compliance with both state and federal laws and regulations.

•

Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.

•

Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

The following provisions of the Dodd-Frank Act are still awaiting final implementation:

•

Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•

Provide mortgage reform provisions regarding a client’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term and making more loans subject to provisions for higher-cost loans, new disclosures and certain other revisions.

•	Implement corporate governance revisions including those regarding executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act on the Company’s businesses. However, the full impact will not be known until the rules and other regulatory initiatives that overlap with the rules are finalized and their combined impacts can be understood.

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

When fully phased-in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5% plus a 2.5% capital conservation buffer (which is added to the 4.5% CET1 ratio as that buffer is phased-in effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0% calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a countercyclical capital buffer, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers between 2.5% and 5.0%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets,

•	4.5% Tier 1 capital to risk-weighted assets, and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage-servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased-in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

In December 2011 the Federal Reserve issued proposed rules that would apply to all U.S. bank holding companies with consolidated assets of $50 billion or more and any nonbank financial firms that may be designated by the Financial Stability Oversight Council as systemically important companies. The proposals contain a number of measures pertaining to risk-based capital and leverage requirements, liquidity requirements, stress testing, single-counterparty credit limits and early remediation requirements.

The Federal Reserve is proposing that firms would need to comply with many of the enhanced standards a year after they are finalized. The requirements related to stress testing for bank holding companies, however, would take effect shortly after the rule is finalized.

Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations impacting banking institutions’ capital requirements in a number of respects including the potential for more stringent capital requirements for systemically important financial institutions. Further, new regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be impacted by any new regulation or statute.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank, is regulated under the Bank Holding Company Act of 1956 (“BHCA”) and is subject to inspection, examination, and supervision by the Federal Reserve. We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Bank is a FDIC-insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, as our primary federal regulator and deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”),

our chartering agency. The Bank is also a member of the FHLB. The Bank is subject to various statutes, rules and regulations that govern the insurance of deposits, minimum capital levels, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The Company must file reports with the Federal Reserve, and the Bank must file reports with the FDIC regarding our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve, the State Board, and / or the FDIC conduct periodic examinations to test the applicable entity’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which we can engage and is intended primarily for the protection of the federal deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Holding Company Activities

BHCA.    The Company is a bank holding company. In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve determines to be closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable,

•	Making, acquiring, brokering or servicing loans and usual related activities,

•	Leasing personal or real property,

•	Operating a nonbank depository institution such as a savings association,

•	Trust company functions,

•	Financial and investment advisory activities,

•	Conducting discount securities brokerage activities,

•	Underwriting and dealing in government obligations and money market instruments,

•	Providing specified management consulting and counseling activities,

•	Performing selected data processing services and support services,

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and

•	Performing selected insurance underwriting activities.

The BHCA generally limits acquisitions by bank holding companies that are not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The Company is not considered a financial holding company.

The BHCA also regulates acquisitions of commercial banks and prohibits us from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits us from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless that business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company or (iii) to merge or consolidate with any other bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring control of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength Doctrine and other Responsibilities with Respect to the Bank.    There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become undercapitalized within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act, as amended (“FDIA”), require insured depository institutions under common control to reimburse the FDIC for any loss suffered, or reasonably anticipated by the FDIC, as a result of the default of a commonly-controlled, insured depository institution or for any assistance provided by the FDIC to a commonly–controlled, insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly–controlled, insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of a bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The State Board of Financial Institutions.    As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to regulation by the State Board. We must file with the State Board periodic reports with respect to our financial condition, results of income, management and relationships between the Company and the Bank. Additionally, we must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Dividends

The holders of our common stock are entitled to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine, under certain circumstances, that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should generally pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. In addition, as a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. In general, a South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Subject to the restrictions under our Consent Order described below, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the State Board prior to the payment of any other cash dividends. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

Under the terms of the Consent Order with the FDIC and the State Board (the “Consent Order”), as described in Item 1A. Risk Factors, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the FDIC and the State Board. Dividends from the Bank are the Company’s primarily source of funds for payment of dividends to its shareholders.

For additional disclosure regarding matters related to our common stock dividends, see Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Capital Adequacy and Prompt Corrective Action

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet agreements calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital, as defined below, and total capital to risk-weighted assets (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of the following three tiers depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, nonqualifying deferred tax assets, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for loan losses, subject to limitations.

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

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4% unless an appropriate regulatory authority specifies a different minimum. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks, such as the Bank, to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank is generally required to maintain a minimum Tier 1 (leverage) capital ratio of not less than 4%. However, under the terms of the Consent Order entered into with the FDIC and the State Board in 2010, the Bank is subject to a minimum Tier 1 (leverage) capital ratio of 8.0%.

The FDIA requires, among other things, the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. A depository institution’s capital tier depends on how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, Tier 1 capital ratio, and Tier 1 (leverage) capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•

Well-capitalized if the institution has a total capital ratio of 10.0% or greater, a Tier 1 capital ratio of 6.0% or greater, a Tier 1 (leverage) capital ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure,

•

Adequately-capitalized if the institution has a total capital ratio of 8.0% or greater, a Tier 1 capital ratio of 4.0% or greater, a Tier 1 (leverage) capital ratio of 4.0% or greater and is not categorized as well-capitalized,

•	Undercapitalized if the institution has a total capital ratio that is less than 8.0%, a Tier 1 capital ratio of less than 4.0%, or a Tier 1 (leverage) capital ratio of less than 4.0%,

•	Significantly-undercapitalized if the institution has a total capital ratio of less than 6.0%, a Tier 1 capital ratio of less than 3.0%, or a Tier 1 (leverage) capital ratio of less than 3.0%, or

•	Critically-undercapitalized if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition for other purposes.

If a bank is not well-capitalized, it cannot accept brokered deposits without prior FDIC approval and, unless approval is granted, cannot offer an effective yield of interest in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Thus, for deposits in its own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates. For nonlocal deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable nonlocal rates. In other words, the Bank must adhere to the prevailing rates in its own normal market area for all deposits (whether local or nonlocal) and also must adhere to the prevailing rates in the nonlocal area for any nonlocal deposits. Thus, the Bank would be unable to outbid nonlocal institutions for nonlocal deposits even if the nonlocal rates are lower than the rates in the Bank’s own normal market area.

Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly-undercapitalized.

Significantly-undercapitalized depository institutions may be subject to a number of requirements and restrictions including orders to sell sufficient voting stock to become categorized as adequately-capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly-undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails, in any material respect, to implement a plan accepted by the agency.

A critically-undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and to loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if, following such a distribution, the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

At December 31, 2011, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order. For additional disclosure regarding the capital ratios and leverage ratio of the Company and the Bank, see Item 8. Financial Statements and Supplementary Data, Note 22, Regulatory Capital Requirements and Dividend Restrictions.

FDICIA

FDICIA and regulations implementing the FDICIA require, among other things, that management report on the institution’s responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. The final regulations also require that independent registered public accounting firms attest to, and report separately on, assertions in management’s reports regarding compliance with such laws and regulations using FDIC-approved audit procedures. These regulations apply to financial institutions with assets greater than $1 billion at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”)

The Sarbanes-Oxley Act was signed into law in 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The Sarbanes-Oxley Act also requires certain SEC registrants to maintain internal control over financial reporting.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against financial institutions and may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

FDIC-insured institutions are also required to pay Financing Corporation (“FICO”) assessments, in order to fund the interest on bonds issued to resolve financial institutions’ failures in the 1980s.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Assessment rates depend on the category to which an institution is assigned.

In October 2008, the EESA increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. In July 2010, this increase was made permanent by the Dodd-Frank Act. In addition, the FDIC’s Transaction Account Guarantee Program (the “TAGP”) provides that all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account through December 31, 2012.

During 2009, the FDIC implemented an industry-wide special assessment to bolster the FDIC insurance fund. The FDIC imposed a 5 basis point special assessment on assets less Tier 1 capital with a cap of 10 basis points times deposits. This incremental special assessment was paid by the Bank to the FDIC at the end of the third quarter 2009. Also effective in 2009, initial base assessment rates were increased by seven basis points to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. Based on these factors, our FDIC general assessment rates in 2009 and 2010 increased. The increase in the general assessment was the result of a change in the FDIC assessment matrix, an increase in our deposit base on which the assessment is calculated over the periods presented and our total risk-based capital ratio falling below the well-capitalized category during the period.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets less average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with guidance in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system were effective as of April 1, 2011.

As a result of the capital received in connection with the Private Placement consummated in October 2010, our total risk-based capital ratio has improved, and, accordingly, our FDIC general assessments decreased in 2011. FDIC general assessments also declined as a result of the change in assessment regulations that went into effect on April 1, 2011 as noted above.

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking to require insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. Unlike special assessments, prepaid assessments did not immediately impact earnings but required a cash outlay for the full amount of the prepaid assessment. We applied for, and received, an exemption to the prepayment assessment which would have required a cash payment to the FDIC of $10.6 million in December 2009. Having been granted the waiver, we continue to pay our FDIC insurance premiums on a quarterly basis.

In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

Community Reinvestment Act of 1977 (“CRA”)

The CRA requires depository institutions to assist in meeting the lending needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the lending needs of its market areas by, among other things, providing loans to low and moderate income individuals and communities. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the CRA. A financial institution’s performance is periodically evaluated in the context of information about the institution (financial condition and business strategies), its community (demographic and economic data) and its competitors. Upon completion of a CRA examination, the FDIC rates the overall CRA performance of the financial institution using a four-tiered rating system. These ratings consist of outstanding, satisfactory, needs to improve and substantial noncompliance. For a financial holding company to commence any new activity permitted by the BHCA or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the CRA. Furthermore, banking regulators consider CRA ratings when considering approval of a proposed transaction. The CRA requires public disclosure of an institution’s CRA rating. Our latest CRA rating, as of March 2009, was satisfactory.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low-quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

As noted above, effective as of July 21, 2011, the Dodd—Frank Act enacted several changes with respect to transactions with affiliates and insiders.

Branching

Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state in which the de novo branch is to be opened would permit a bank chartered by that state to open a de novo branch.

Anti-Tying Restrictions

Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. However, certain arrangements are permissible. For example, a bank may offer combined-balance products and may otherwise offer more favorable terms if a client obtains two or more traditional bank products. In addition, certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate is also subject to anti-tying requirements in connection with electronic benefit transfer services.

Finance Subsidiaries

Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form financial subsidiaries that may conduct financial or incidental activities thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws regarding interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers,

•

The Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves,

•	The Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit,

•

The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures,

•	The Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

•

The Right to Financial Privacy Act imposing a duty to maintain confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records, and

•

The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automatic teller machines and other electronic banking services.

As noted above, in accordance with the Dodd-Frank Act, in July 2011, the Bureau of Consumer Financial Protection began operations and is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

Enforcement Powers

The Bank and its institution-affiliated parties, including its management, teammates, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports, the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1 million per day for such violations. Prison sentences for criminal violations for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, a banking agencies’ power to issue cease and desist orders was expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing teammate training program and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and monetary sanctions against institutions found to be in violation of these obligations.

USA PATRIOT Act

The USA PATRIOT Act became effective in 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening, (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations, and (v) requires enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for nonU.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze the account, file a suspicious activity report, and, as appropriate, notify the FBI. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Clients generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21

The Check Clearing for the 21st Century Act gives substitute checks, such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Allowing check truncation without making it mandatory,

•	Demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law,

•	Legalizing substitutions for, and replacements of, paper checks without agreement from consumers,

•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place,

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

Impact of Governmental Monetary Policies

Our results of operations are impacted by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. The monetary policies of the Federal Reserve have major impacts upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities, its regulation of the discount rate on borrowings of member banks and its regulation of the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Office of Foreign Assets Control Regulation

The U.S. has imposed economic sanctions that impact transactions with designated foreign countries, nationals and others. Such sanctions are typically known as the OFAC rules as a result of their administration by the U.S. Department of the Treasury Office of Foreign Assets Control. The OFAC administered sanctions take many different forms. Generally, however, they contain one or more of the following elements:

•

Restrictions on trade with, or investment in, a sanctioned country including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country, and / or

•

A blocking of assets in which the government or specially-designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets, such as property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure to comply with these sanctions can result in serious legal and reputational consequences.

Incentive Compensation

In June 2010, the Federal Reserve, the FDIC and the OCC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all teammates that have the ability to materially impact the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can impact the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or impact the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the impact that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material impact on the business of the Company.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly, and current reports, proxy statements and other information with the SEC. One may access, read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file reports electronically with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Documents filed by us electronically with the SEC may be accessed through this website.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as select other documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, www.palmettobank.com, through the Investor Relations link. Other documents filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on the SEC’s website (www.sec.gov) or through written request directed to 306 East North Street, Greenville, South Carolina 29601, Attention: Chief Financial Officer. In addition, through the Investor Relations link, we make available our Code of Ethics as well as various other corporate governance information. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder. Such requests should be directed to 306 East North Street, Greenville, South Carolina 29601, Attention: Chief Financial Officer.

ITEM 1A.	RISK FACTORS

The material risks and uncertainties that management believes impact the Company are described below. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely impacted. If this were to happen, the value of our stock could decline, and investors could lose all or part of their investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely impact our business, financial condition, results of operations or cash flows.

Risks Related to Our Business

We have entered into a Consent Order under which our regulators will require us to take certain actions.

In November 2009, the FDIC and the State Board conducted their annual joint examination of the Bank. As a result of the examination, the Bank agreed to the issuance of the Consent Order, effective June 10, 2010, with the FDIC and the State Board. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit quality, liquidity, earnings, capital and other areas.

In response to the Company’s negative financial results and in preparation for the FDIC and the State Board (collectively, the “Supervisory Authorities”) annual joint examination, in June 2009 our Board of Directors and management adopted, and began executing, a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings and capital. Since June 2009, our Board of Directors and management have been, and continue to be, keenly focused on executing the Plan and, through execution of this Plan, have already complied with numerous requirements of the Consent Order. Specific to the capital requirements of the Consent Order, on October 7, 2010 we consummated the Private Placement transaction pursuant to which we issued 9,993,995 shares of our common stock at $10.40 per share for an aggregate purchase price of approximately $103.9 million, which resulted in the Company and the Bank being categorized as well-capitalized.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and, as of the date hereof, we have submitted all documentation required as of this date to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe that we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our classified assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in classified assets by specified percentages by certain dates with the most recent date being December 2, 2011 when a 65% ($140.5 million) reduction in classified assets was required from the September 30, 2009 balances. As of December 2, 2011, the Bank had reduced its classified assets by $151.7 million, which was more than the amount necessary to meet the December 2, 2011 deadline. The next and final deadline under the Consent Order is May 30, 2012, when a cumulative 75% ($162.1 million) reduction in classified assets from the September 30, 2009 balance is required. As of February 24, 2012, the Bank has reduced its classified assets by 74.2% ($160.4 million). Failure to meet the requirements of the Consent Order could have a material impact on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

We may have higher actual loan losses than we have allowed for in our allowance for loan losses.

Our actual loan losses could exceed our allowance for loan losses, and, therefore, our historic allowance for loan losses may not be adequate. As of December 31, 2011, approximately 62.6% of our loan portfolio, including commercial loans held for sale, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and that a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control including, among other things, changes in market conditions impacting the value of loan collateral and problems impacting borrower credit.

In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through 2011 and are expected to continue into 2012. We are evaluating proposed sales on a loan-by-loan basis and are balancing the desire to reduce problem loans with the potential negative earnings impact and related preservation of capital. Although not all sales would result in losses, in general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry, in general, and our Company, in particular, to deleverage commercial real estate assets. We believe that this was particularly true in the fourth quarters of 2010 and 2011 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets generally improved in 2011, many bids continued to reflect heavy discounting. In many cases, we did not accept certain discounted bids. In some cases, however, we made the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our classified assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million. In limited circumstances, due to a positive change in the borrower’s financial condition, we have transferred loans from held for sale back to loans held for investment. At December 31, 2011, the carrying value of commercial loans held for sale was $14.2 million compared to $66.2 million at December 31, 2010. There can be no assurance that the loans will be sold or that the bids offered will be at the currently recorded balances. Accordingly, to the extent that we accept bids for these loans, we may receive significantly less than the current net carrying amount of the loans and incur a corresponding loss on any such loan sales, which would result in incremental losses.

We have a concentration of credit exposure in commercial real estate and a continued downturn in commercial real estate could adversely impact our business, financial condition and results of operations.

At December 31, 2011, 62.6% of our loan portfolio, including commercial loans held for sale, was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. In addition, many economists believe that deterioration in income-producing, commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk, could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

At December 31, 2011, approximately 87.0% of our loans, including commercial loans held for sale, had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the current economic environment, increased levels of inventories of unsold homes and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions continue to trend downward significantly. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and often on the sale of the property or permanent financing. Slow housing conditions have impacted some of these borrowers’ ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment in the value of our collateral and our ability to sell the collateral upon foreclosure. As a result, beginning in 2009 and continuing through 2011, we incurred substantially higher charge-offs than we have historically experienced, and we increased our allowance for loan losses during these periods to address the probable credit risks inherent within our loan portfolio. Further deterioration in the South Carolina real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely impact our business, financial condition, results of operations and the price of our common stock.

Negative developments in the financial industry and the domestic and international credit markets may adversely impact our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets generally with the expectation of continued uncertainty in 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performance deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular have been negatively impacted as has the general ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations including issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions, including without limitation, the EESA and the Dodd-Frank Act, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets and the impact of new legislation and bank examination practices in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will impact us.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle-market clients. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important client sector, our results of operations and financial condition and the value of our common stock may be adversely impacted. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our decisions regarding credit risk and allowance for loan losses may materially and adversely impact our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is impacted by a number of factors, including:

•	the duration of the credit,

•	credit risks of a particular client,

•	changes in economic and industry conditions, and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	evaluations of the collectability of loans in our portfolio including consideration of factors such as the balance of impaired loans and the quality, mix and size of our overall loan portfolio,

•	economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay,

•	the amount and quality of collateral securing the loans,

•	our historical loan loss experience, and

•	borrower and collateral specific considerations for loans individually evaluated for impairment.

There is no precise method of predicting credit losses. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income (or increase in our net loss) and possibly our capital.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in the amount of our provision for loan losses or loans charged-off as required by these regulatory agencies could have a negative impact on our business, financial condition and results of operations.

Continuation of the economic downturn could reduce our client base, level of deposits and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. The current economic downturn has negatively impacted the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest and fees on loans represented approximately 92.4% of our interest income for the year ended December 31, 2010, and 85.9% for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely impacted by the economic conditions and could continue to be negatively impacted. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely impact our business.

Liquidity risks could impact operations and jeopardize our financial condition.

The goal of liquidity management is to ensure that we can meet client loan requests, client deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this goal, our Asset/Liability Committee establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid overdependence on volatile, less reliable funding sources.

Liquidity is essential to our business. An inability to raise funds through deposits, retail repurchase agreements, borrowings, the sale of securities or loans, issuance of additional equity securities and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and deterioration in the credit markets.

Historically, we have relied on deposits, retail repurchase agreements, advances from the FHLB, funding from correspondent banks and other borrowings to fund our operations. As a result of negative financial performance indicators, some of the Bank’s various sources of liquidity are now restricted. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. During most of 2010, the FHLB would not allow us to borrow incremental advances. However, in December 2010, the FHLB informed us that our contingent funding ability had been restored up to 10% of our total assets based on meeting certain collateral requirements. From January 2010 to March 2011, the maximum maturity for potential borrowings was overnight. Effective March 2011, we may borrow from the FHLB for terms up to 3 years subject to availability of collateral. In June 2011, we were notified by the FHLB that our borrowing capacity had been increased from 10% of total assets to 15% of total assets. In addition, the maximum maturity for Federal Reserve Discount Window borrowings is overnight. Any future potential borrowings from the Federal Reserve Discount Window are at the secondary credit rate and must be used for operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC would grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. Specifically, we may seek additional debt in the future to achieve our business objectives. There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the recent adverse economic conditions as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our business, financial condition, results of operations, cash flows and future prospects could be materially adversely impacted.

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

As previously disclosed in Item 1. Business, the Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.

Although we cannot predict what the insurance assessment rates will be in the future, deterioration in either our risk-based capital ratios or adjustments to the FDIC’s base assessment rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The FDIC may terminate deposit insurance of any insured depository institution if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It may also suspend deposit insurance temporarily if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Changes in prevailing interest rates may reduce our profitability.

One of the key measures of our success is our amount of net interest income. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve.

We are subject to interest rate risk because:

•	Assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, net income will initially decline),

•

Assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates interest paid on transaction and savings deposit accounts by an amount that is less than the general decline in market interest rates),

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

Interest rates may also have a direct or indirect impact on loan demand, credit losses, mortgage origination volumes, the mortgage-servicing rights portfolio, the value of our pension plan assets and liabilities and other financial instruments directly or indirectly impacting net income.

We may be unable to anticipate changes in market interest rates, which are impacted by many factors beyond our control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy and other changes that impact financial markets. In the event rates increase, our costs on interest-bearing liabilities may increase more rapidly than our income on interest earning assets resulting in a deterioration of net interest margins. As such, any substantial, unexpected, prolonged change in market interest rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage-banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, to grow our business we generally have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may be adversely impacted by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater client conveniences than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential clients. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets in which we serve.

Technological developments have allowed competitors, including some nondepository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target clients. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are exposed to the possibility that increased prepayments may be made by clients to repay loan balances, which could reduce our income and profitability.

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating or purchasing these loans are normally recognized over the expected life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are recognized will accelerate. The impact of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the impact of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment to interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

We are dependent on key management individuals and the loss of one or more of these key individuals could curtail our growth and adversely impact our prospects.

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

We operate in a highly-regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impacts of these changes on our business and profitability. Because government regulation greatly impacts the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely impact our ability to operate profitably.

The Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. To comply with the Sarbanes-Oxley Act, we have previously hired external consultants to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

We have performed the system and process evaluation and testing required to comply with management’s certification for 2011. In the event internal control deficiencies are identified in the future that we are unable to remediate in a timely manner or if we are not able to maintain the requirements of Section 404 of the Sarbanes-Oxley Act, we could be subject to scrutiny by regulatory authorities, and the trading price of our common stock could decline. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information and the trading price of our stock could drop significantly. We currently anticipate that we will continue to comply with the requirements relating to internal controls and all other aspects of the Sarbanes-Oxley Act.

We are exposed to further changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the U.S. Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008, the U.S. Treasury announced its Capital Purchase Program under EESA. In November 2009, the FDIC announced a final rule to require FDIC-insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bankcard services income for smaller banks if the reductions that are required of larger banks cause an industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally-active banking organizations. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations impacting banking institutions’ capital requirements in a number of respects including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse impact on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. For additional disclosure regarding related material risks and uncertainties, see Risk Factor, We are subject to extensive regulation that could limit or restrict our activities above.

If we grow in the future or incur additional credit losses, we may need to raise additional capital, but that capital may not be available when it is needed.

We are required by regulatory authorities and under terms of the Consent Order to maintain adequate levels of capital to support our operations. If we grow in the future or incur additional credit losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend, in part, on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital on acceptable terms when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, existing shareholder interests could be diluted.

We will face risks with respect to expansion through acquisitions, mergers or other business expansion.

From time to time we may seek to acquire other financial institutions or a portion of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including, but not limited to,:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operational, management and market risks with respect to a target institution,

•

the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices, the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion,

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse impacts on our results of operations, and

•	the risk of loss of key teammates and clients.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful, and, following any future merger or acquisition after giving it effect, we may not achieve our expected benefits of the acquisition within the desired time frame, if at all.

We are not currently eligible to participate in FDIC-assisted acquisitions of assets and liabilities of failed banks, and there can be no assurances that we will be eligible to participate in such acquisitions in the future or that, if we were eligible, we would seek to participate in such acquisitions. However, we may possibly seek opportunities in the future to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted acquisitions present the risks of general acquisitions as well as some risks specific to these transactions. Although these FDIC-assisted transactions often provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks faced when acquiring another bank in a negotiated transaction without FDIC assistance. Such risks could include, among others, risks associated with pricing such transactions, the risks of loss of deposits and maintaining client relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time. For example, we may be required to service acquired problem loans, incur costs related to integration of personnel and operating systems, establish processes to service acquired assets or raise additional capital, which may be dilutive to our existing shareholders. If we decide to participate in FDIC-assisted acquisitions and are unable to manage these risks, then such acquisitions could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our underwriting decisions may materially and adversely impact our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines or both. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines or both could increase the risk of delinquencies and defaults in our portfolio as well as the amount of resulting credit losses.

We are exposed to the possibility of technology failure or security breaches.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of this technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially impact our business operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation.

Our operations are subject to extensive regulation by federal, state and local governmental authorities. Given the current disruption in the financial markets, we expect that the U.S. government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations and policies could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations and policies, there can be no assurance that such violations will not occur.

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

As of December 31, 2011, prior to any valuation allowance, net deferred tax assets totaling $28.1 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carryforward limitations, as disclosed below, and available tax planning strategies, we maintained a valuation allowance against the net deferred tax asset at December 31, 2011. The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, we were required to evaluate potential limitation or deferral of our ability to carry forward preacquisition net operating losses and to determine the amount of net unrealized preacquisition built-in losses (“NUBIL”), which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as preacquisition built-in losses are ultimately realized. As of December 31, 2011, we currently estimate that future utilization of net operating loss carryforwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be known until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we maintained a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2011, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our earnings are significantly impacted by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be impacted because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that impact the amounts reported in our Consolidated Financial Statements or the notes thereto. Our critical accounting policies included in this document describe those significant accounting policies and methods used in the preparation of our Consolidated Financial Statements that are considered critical by us because they require judgments, assumptions and estimates that materially impact our Consolidated Financial Statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our Consolidated Financial Statements and related disclosures.

Negative public opinion surrounding the Company and the banking industry in general could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding the Company and the banking industry in general, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely impact our ability to keep and attract clients and teammates and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Risks Related to our Common Stock

Our ability to pay dividends on our common stock is restricted.

We have not paid a dividend on our common stock since the first quarter 2009. The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. We are a legal entity separate and distinct from the Bank and have historically relied on dividends from the Bank as a viable source of funds to service our operating expenses, which typically include dividends to holders of our common stock. However, given the Bank’s recent losses and the restrictions imposed by the Consent Order with the Supervisory Authorities, this source of liquidity is not currently available nor is it expected to be available for the foreseeable future. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. Federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. Federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely impact the market price of our common stock.

We are currently authorized to issue up to 75,000,000 shares of common stock, of which 12,744,001 shares were outstanding as of February 24, 2012, and up to 2,500,000 shares of preferred stock, of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. We may seek additional equity capital in the future as we expand our operations. Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, initiation of coverage by analysts and their resulting recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and nontraditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely impact the price of our common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for our investors to resell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”), the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The relatively low trading volume of our common stock, significant sales of our common stock in the public market or the perception that those sales may occur could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Because there is a limited public trading market for our common stock, investors that purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is lower than that of other larger financial services companies. As a result, investors in our common stock may not be able to resell their shares at or above the purchase price paid by them or may not be able to resell them at all.

For additional disclosure, see Risk Factor, Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Our common stock is controlled by one or more shareholders whose interests may conflict with those of our other shareholders.

CapGen Financial Partners (“CapGen”) and its affiliates and Patriot Financial Partners (“Patriot”) and its affiliates own approximately 44.9% and 19.0%, respectively, of our outstanding shares of common stock as of February 24, 2012. As a result, CapGen and Patriot are able, individually and collectively, to exercise significant influence on our business as shareholders including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that CapGen and Patriot may have interests that are different from, or in addition to, the interests of our other shareholders.

A holder with as little as a 5% interest in our Company could, under certain circumstances, be subject to regulation as a “bank holding company” and possibly other restrictions.

Any entity (including a “group” composed of natural persons) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a bank holding company in accordance with the BHCA. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of our outstanding common stock and (2) any person other than a bank holding company may be required to obtain regulatory approval under the Change in Bank Control Act of 1978 to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status such as a material investment in a company unrelated to banking. Further, subject to an FDIC policy statement published in August 2009, under certain circumstances, holders of 5% or more of our securities could be required to be subject to certain restrictions such as an inability to sell or trade their securities for a period of three years, among others, in order for us to participate in an FDIC-assisted transaction of a failed bank.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

At December 31, 2011 and 2010, the total net book value of the premises and equipment owned, excluding those held for sale, was $25.8 million and $28.1 million, respectively. None of our owned properties are subject to mortgages or liens.

At December 31, 2011, a vacant bank-owned branch facility and a vacant parcel of land with a total net book value of $798 thousand were listed for sale and included within Other assets in the Consolidated Balance Sheets. In addition, land and buildings for two branches totaling $408 thousand were listed as assets held for sale as part of our decision to sell these branches. On January 27, 2012, we entered into an agreement to sell these two branches to an unrelated financial institution. The sale is expected to close in the second quarter 2012.

On an ongoing basis, we evaluate the suitability and adequacy of all of our properties and have active programs of relocating, remodeling, consolidating or closing properties, as necessary, to maintain efficient and attractive facilities. We believe that all of our properties are suitable and adequate for their intended purposes.

For additional disclosure regarding properties, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, Note 6, Premises and Equipment, net and Note 7, Long-Lived Assets Held for Sale.

Corporate Headquarters and Operations Center

Our corporate headquarters is located at 306 East North Street, Greenville, South Carolina in a leased facility. We own a 50,000 square foot operations center in Laurens, South Carolina where a substantial portion of our back-office operations are conducted.

Branches

At December 31, 2011, the Bank operated 29 full-service branches in the following counties: Laurens (4), Greenville (9), Spartanburg (5), Greenwood (4), Anderson (2), Cherokee (2), Pickens (1), Oconee (1), and York (1). Of our 29 full-service branches at December 31, 2011, seven were leased and 22 were owned.

In December 2011, we announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the counterparty will purchase the real estate, equipment, substantially all of the loans and certain other assets and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The Bank will also consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood and is expected to complete the consolidations on March 30, 2012. The Blacksburg and North Harper branches are owned facilities and have been classified as assets held for sale and included in Other assets within the Consolidated Balance Sheets. The Rock Hill and South Main branches are leased facilities with lease agreements in effect through September 2015 and February 2013, respectively. The branch reduction is part of our proactive strategic plan to align further our infrastructure and expense base with our current balance sheet size, scope of business activities and underlying revenue generating capacity.

In addition to our 29 full-service branches at December 31, 2011, the Bank operated six limited service branches located in retirement centers in the Upstate.

Additionally, we have ground leases with regard to two of our branch locations.

Other Properties

In addition to the branches activity noted above, with respect to premises during 2011 we:

•

Allowed an operating lease of a previous branch facility to expire. This facility was the result of a previous restructuring of our branch network and had been sublet to a third party. The lease and sublease expired in the first quarter 2011,

•	Continued to lease one vacant branch facility which was the result of consolidation of our branch network in 2008. This lease expires in March 2012,

•

Began marketing for sale a vacant parcel of land originally purchased for possible future branch expansion located in Spartanburg County which, at December 31, 2011, was included in Other assets in the Consolidated Balance Sheets at a net book value of $562 thousand, and

•	Continued to lease parking spaces near the headquarters in downtown Greenville on a month-to-month basis.

Automatic Teller Machines

During 2011, we evaluated our ATM fleet and reduced our fleet from 37 units to 32 units with the five ATMs that were terminated being remote ATMs for which we were not earning an appropriate return on investment. We also reduced one additional remote ATM effective when its ground lease expired in January 2012 and plan to eliminate an additional remote ATM by the end of March 2012. Of the 32 automatic teller machines at December 31, 2011, four were nonbranch locations.

The Bank has ground leases with regard to three of our automatic teller machines, all of which are located at nonbranch locations. Subsequent to the 2012 planned reductions as noted above, the Bank will have one ground lease with regard to automatic teller machines, which is located at a nonbranch location.

Independent Offices

Since December 2003, the Bank has maintained one leased stand-alone brokerage office.

ITEM 3.	LEGAL PROCEEDINGS

The Company and Bank are subject to actual and threatened legal proceedings and other claims arising out of the conduct of its business. Some of these suits and proceedings seek damages, fines or penalties. These suits and proceedings are being defended by or contested on our behalf. On the basis of information presently available, the Company does not believe that existing proceedings and claims will have a material impact on its financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

One of the requirements of the Private Placement was that we use our reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol PLMT. Prior to the time our stock was listed on NASDAQ, we may not have been aware of all prices at which our common stock was traded because there was not an established private market for our common stock. Additionally, we were unable to determine whether the trades of which we were aware were the result of arm’s-length negotiations between parties.

As of February 24, 2012, there were 12,744,001 shares of our common stock outstanding held in approximately 1,637 accounts. The following table summarizes the traded prices of our common stock and dividend information for the periods indicated. Disclosure relative to the period prior to our listing on NASDAQ is based on information made available to us through the Private Trading System (the passive mechanism previously hosted on our website that was used by buyers and sellers to coordinate trades of our common stock prior to its termination in connection with our listing on NASDAQ) and through reported trading on the Pink Sheets. Per share amounts for all periods presented have been adjusted to give effect to the one-for-four reverse stock split in June 2011.

	High	Low	Cash dividend
2011
First quarter	$13.60	$10.40	$—
Second quarter	14.00	10.40	—
Third quarter	10.65	8.95	—
Fourth quarter	8.60	4.60	—

2010
First quarter	$32.00	$23.00	$—
Second quarter	36.00	10.00	—
Third quarter*	—	—	—
Fourth quarter	20.00	10.00	—

*	There were no trades in our common stock in the third quarter 2010 reported on the Private Trading System or the Pink Sheets.

We have not paid a dividend on our common stock since the first quarter 2009. The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. For disclosure regarding supervision and regulations regarding dividends, see Item 1. Business.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity based compensation plans approved by shareholders
1997 Stock Compensation Plan	18,703	$93.65	—
2008 Restricted Stock Plan	—	—	30,806
2011 Stock Incentive Plan	383,251	10.51	26,998
Equity based compensation plans not approved by shareholders	—	—	—

Total equity compensation plans	401,954	$104.16	57,804

At the May 19, 2011 Annual Meeting of Shareholders, the Company’s shareholders approved the Palmetto Bancshares, Inc. 2011 Stock Incentive Plan to further support the alignment of management and shareholder interests. The 2011 Stock Incentive Plan allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Stock Incentive Plan requires that stock options be issued at or above the fair market value per share on the date of grant. Stock options granted to participants under the 2011 Stock Incentive Plan may be either incentive stock options or nonqualified stock options.

For disclosure regarding matters related to our equity based compensation, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 16, Equity Based Compensation.

Total Shareholder Return

The following graph sets forth the performance of our common stock for the five-year period ended December 31, 2011 as compared to the S&P 500 Index and the SNL $1B—$5B Bank Index. The graph assumes that $100 was originally invested on December 31, 2006 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

The following table summarizes the cumulative total return for the Company, the S&P 500 Index and the SNL $1B—$5B Bank Index at the dates indicated.

	For the period ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Palmetto Bancshares, Inc.	100.00	109.99	114.84	27.38	7.12	13.99
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2011	2010	2009	2008	2007
STATEMENTS OF INCOME (LOSS)
Interest income	$51,818	$55,567	$64,495	$76,310	$81,329
Interest expense	9,426	15,366	21,439	26,606	32,758

Net interest income	42,392	40,201	43,056	49,704	48,571
Provision for loan losses	20,500	47,100	73,400	5,619	988

Net interest income (expense) after provision for loan losses	21,892	(6,899)	(30,344)	44,085	47,583
Noninterest income	15,426	16,867	16,406	17,034	15,968
Noninterest expense	63,382	71,512	48,275	40,056	39,137

Net income (loss) before provision (benefit) for income taxes	(26,064)	(61,544)	(62,213)	21,063	24,414
Provision (benefit) for income taxes	(2,664)	(1,342)	(22,128)	7,464	8,399

Net income (loss)	$(23,400)	$(60,202)	$(40,085)	$13,599	$16,015

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(1.86)	$(15.13)	$(24.86)	$8.45	$10.02
Diluted	(1.86)	(15.13)	(24.86)	8.34	9.89
Cash dividends per common share	—	—	0.24	3.20	3.08
Book value per common share	8.13	9.61	46.20	71.84	68.68
Outstanding common shares	12,726,388	11,852,599	1,623,783	1,611,523	1,605,441
Weighted average common shares outstanding—basic	12,555,247	3,978,250	1,612,439	1,609,518	1,597,715
Weighted average common shares outstanding—diluted	12,555,247	3,978,250	1,612,439	1,629,962	1,619,416
Dividend payout ratio	n/a %	n/a %	n/a %	37.89%	30.76%

PERIOD-END BALANCES
Assets	$1,203,152	$1,355,247	$1,435,763	$1,368,328	$1,246,680
Investment securities available for sale, at fair value	260,992	218,755	119,986	125,596	95,715
Total loans	791,384	864,376	1,044,196	1,165,895	1,049,775
Deposits and retail repurchase agreements	1,088,039	1,194,082	1,249,520	1,115,808	1,097,209
Other short-term borrowings	—	—	—	35,785	18,000
FHLB borrowings	—	35,000	101,000	96,000	12,000
Shareholders’ equity	103,482	113,899	75,015	115,776	110,256

AVERAGE BALANCES
Assets	$1,286,148	$1,399,592	$1,428,723	$1,321,723	$1,182,289
Interest-earning assets	1,240,264	1,325,651	1,352,956	1,249,992	1,113,461
Investment securities available for sale, at fair value	265,451	135,379	119,238	123,551	104,757
Total loans	826,091	967,882	1,130,809	1,111,436	987,707
Deposits and retail repurchase agreements	1,160,197	1,204,835	1,232,526	1,107,275	1,050,315
Other short-term borrowings	11	1	5,335	13,240	3,610
FHLB borrowings	2,027	95,231	78,166	76,718	13,947
Shareholders’ equity	113,147	87,463	106,906	116,222	106,615

SELECT PERFORMANCE RATIOS
Return on average assets	(1.82)%	(4.30)%	(2.81)%	1.03%	1.35%
Return on average shareholders’ equity	(20.68)	(68.83)	(37.50)	11.70	15.02
Net interest margin	3.42	3.03	3.18	3.98	4.36

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.80%	6.25%	7.48%	8.79%	9.02%
Shareholders’ equity as a percentage of assets, at period end	8.60	8.40	5.22	8.46	8.84
Tier 1 risk-based capital	12.22	13.16	6.99	9.55	9.61
Total risk-based capital	13.49	14.43	8.25	10.44	10.27
Tier 1 leverage ratio	8.59	8.22	5.55	8.70	8.97

ASSET QUALITY INFORMATION
Allowance for loan losses	$25,596	$26,934	$24,079	$11,000	$7,418
Nonaccrual loans	53,028	91,405	96,936	42,968	4,810
Nonperforming assets	80,852	111,492	124,950	50,251	12,956
Net loans charged-off	21,838	41,435	60,321	2,037	2,097
Allowance for loan losses as a percentage of gross loans	3.31%	3.39%	2.31%	0.95%	0.71%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale and foreclosed assets	6.50	10.39	9.07	3.69	0.46
Nonperforming assets as a percentage of assets	6.72	8.23	8.70	3.67	1.04
Net loans charged-off as a percentage of average gross loans	2.82	4.39	5.36	0.18	0.21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors impacting our financial condition as of December 31, 2011 and 2010 and results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K. Percentage calculations contained herein have been calculated based on actual not rounded results.

On June 28, 2011 (the “Effective Date”), we completed a one-for-four reverse stock split of our common stock. In connection with the reverse stock split, every four shares of the issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of our newly issued common stock. Fractional shares were rounded up to the next whole share. Unless otherwise noted, all prior period share amounts have been retroactively restated to reflect the reverse stock split.

Critical Accounting Policies and Estimates

General

The Company’s accounting and financial reporting policies are in conformity, in all material respects, with accounting principles generally accepted in the U.S. and with general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period and the reported amounts of income and expense during the reporting period. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of our Board of Directors.

We consider accounting policies and estimates to be critical to our financial condition, results of operations or cash flows if the accounting policy or estimate requires management to make assumptions about matters that are highly uncertain and for which different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition, results of operations or cash flows.

For disclosure regarding our significant accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies. Of those significant accounting policies, we have determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, valuation of loans held for sale, mortgage-servicing rights, foreclosed real estate, the realization of our deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our Consolidated Financial Statements to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

Allowance for Loan Losses

We consider our accounting policies related to the allowance for loan losses to be critical as these policies involve considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing portfolio of loans and is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans and loans charged-off or recovered, among other factors.

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

We record allowances for loan losses on specific loans when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the borrower’s industry.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs beginning in 2009, we also utilized a three-year look-back period during 2011 for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the December 31, 2011 allowance for loan losses included pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and the degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve portion of the allowance for loan losses calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and / or bank examiners are charged-off. We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are charged-off generally based on predefined past due time periods.

In addition to our portfolio review process as disclosed elsewhere in this Item, various regulatory agencies, as part of their examination process, periodically review our allowance for loan losses methodology and calculation. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examination. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic and other factors and the impact of such factors on the Bank’s borrowers.

We believe that the allowance for loan losses at December 31, 2011 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting the Company’s business, financial condition, results of operations and cash flows.

Commercial Loans Held for Sale

Commercial loans held for sale are carried at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded to reflect the excess of the recorded investment in the loan over the fair value less estimated selling costs. Commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date are accounted for at the contract amount. Collateral dependent commercial loans held for sale are valued based on independent collateral appraisals less estimated selling costs. If quoted market prices, binding sales contracts or appraised collateral values are not available, we consider discounted cash flow analyses with market assumptions.

There can be no assurances that the loans will be sold or that any bids offered will be at the currently recorded balances. Accordingly, to the extent that we accept bids for these loans, we may receive significantly less than the current net carrying amount of the loans and could, therefore, incur a corresponding incremental loss on any such loan sales.

Mortgage-Servicing Rights

The value of our mortgage-servicing rights is an accounting estimate that depends heavily on current economic conditions specifically the interest rate environment and management’s judgments. We utilize the expertise of a third party consultant on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third party consultant, reviewed and approved by us and used to estimate the fair value of our mortgage-servicing rights portfolio. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable. However, such assumptions may or may not prove valid. Thus, there can be no assurance that mortgage-servicing rights portfolio capitalization, amortization and impairment in future periods will not exceed the current capitalization, amortization and impairment amounts. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our mortgage-servicing rights portfolio will not cause actual results to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

Foreclosed Real Estate

The value of our foreclosed real estate portfolio represents an accounting estimate that depends heavily on current economic conditions. Foreclosed real estate is initially recorded at fair value less estimated selling costs, thereby establishing a new cost basis. Fair value of foreclosed real estate is subsequently reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Writedowns resulting from the periodic re-evaluation of such properties, costs related to holding such properties and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of such properties are capitalized.

The fair value of properties in the foreclosed real estate portfolio is generally determined from independent appraisals. We review the appraisal assumptions for reasonableness and may make adjustments necessary to reflect current market conditions. Such assumptions may not prove to be valid. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our foreclosed real estate portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

Realization of Net Deferred Tax Asset

We use certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

We include the current and deferred tax impact of our tax positions in the financial statements only when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While we support our tax positions by unambiguous tax law, prior experience with the taxing authority and analysis that considers all relevant facts, circumstances and regulations, we rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

As of December 31, 2011, prior to any valuation allowance, net deferred tax assets totaling $28.1 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, net operating loss carryforward limitations and available tax planning strategies, we maintained a valuation allowance against the net deferred tax asset at December 31, 2011. The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, we were required to evaluate the potential limitation or deferral of our ability to carry forward preacquisition net operating losses and to determine the amount of NUBIL, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within five years of the change in control are subject to potential limitation, which for the Company is through October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as preacquisition built-in losses are ultimately realized. As of December 31, 2011, we currently estimate that future utilization of net operating loss carryforwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be known until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax assets for financial reporting purposes at December 31, 2011, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes for up to 20 years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize a portion of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing of such reversal is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next 12 months. At December 31, 2011, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting purposes and regulatory capital purposes. The evaluation may result in the inclusion of a portion of the deferred tax asset in our regulatory capital calculation in future periods.

Defined Benefit Pension Plan

We account for our defined benefit pension plan on an actuarial basis. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and the related impacts on income. In particular, the assumed discount rate and expected return on plan assets are important elements of defined benefit pension plan expense and asset / liability measurement with regard to the plan. We evaluate these critical assumptions annually. Lower discount rates increase present values and subsequent year pension expense while higher discount rates decrease present values and subsequent year pension expense. To determine the expected long-term rate of return on defined benefit pension plan assets, we consider asset allocations and historical returns on various categories of plan assets. Both of these key assumptions are sensitive to changes. In addition, the pension plan includes common stock of the Company, the value of which is subject to change based on trading prices as listed on NASDAQ. At December 31, 2011, the fair value of the Company’s common stock included in the plan was 0.1% of the total fair value of assets of the plan. Additionally, we periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover and update such factors to reflect experience and expectations for the future.

Effective 2008, we ceased accruing pension benefits for teammates under our noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007. Amounts recognized within our Consolidated Financial Statements with regard to this change to our defined benefit pension plan were also computed on an actuarial basis. Because of the considerable judgment necessary in the determination of all such assumptions, actual results in any given year may differ from actuarial assumptions. In addition, we may decide to terminate the pension plan which, based on the valuation of the plan assets and actuarial valuation of the accrued benefits to the participants at that time, would require a cash contribution to the plan for any resulting unfunded liability. While not computed on such basis, the current unfunded liability was $6.1 million at December 31, 2011.

Fair Value Measurements

We use fair value measurements to record recurring fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose the estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•

Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange or NASDAQ, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include commercial loans held for sale and foreclosed real estate for which binding sales contracts have been entered into as of the balance sheet date.

•

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and commercial loans held for sale, impaired loans and foreclosed real estate that are based on independent collateral appraisals that are based on recent sales of comparable properties.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either of the foregoing methodologies, Level 1 or Level 2 measurements, to determine fair value adjustments recorded in our financial statements. However, in certain cases, when observable market inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments to available observable inputs are required, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows and appropriate risk premiums is acceptable.

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

Executive Summary of 2011 Financial Results

Context for 2011 and the Company

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

Until 2009, the Company operated under the same executive management team for more than 30 years. During that time, the Company grew to become the fifth largest banking institution headquartered in South Carolina and one of the most profitable banking franchises in the Carolinas. From 1999 to 2008, the Company averaged a return on average assets and return on average equity of 1.25% and 15.2%, respectively. Over the same time period, noninterest income as a percentage of average assets averaged 1.60%.

In 2008, the Company executed its management succession plan, and in early 2009 the Board of Directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened in 2009, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan in June 2009 to address all areas of the Company with a primary emphasis on raising capital and aggressively resolving the Company’s asset quality issues, including hiring in July 2009 a new Chief Credit Officer who brought over 25 years of credit experience to the Company.

The period from 2009 through 2011 has been very challenging for the Company, the banking industry and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy that generally started with an economic crisis in August 2008 and continued throughout 2011 for which the banking industry and the Company continue to be adversely impacted,

•	Volatile equity markets that have continued to experience significant volatility,

•

Significant stress on the banking industry resulting in governmental financial assistance to many financial institutions, extensive regulatory and congressional scrutiny and new comprehensive reform legislation including yet to be determined regulations which will be adopted as a result,

•	General anxiety on the part of our clients and the general public,

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal,”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets and statements by the Federal Reserve that short-term rates may remain low through 2014,

•	General flattening of the yield curve placing additional pressure on the banking industry’s ability to generate traditional net interest income to support current infrastructure costs,

•	Downgrade of long-term U.S. Treasury obligations to AA by a major credit rating agency in August 2011,

•	High levels of unemployment nationally and in our local markets, which have shown signs of improvement but for which uncertainty continues about whether the trend will continue to improve, and

•	Depressed residential housing market and commercial real estate values.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period which resulted in the Company reaching a natural “maturity/life cycle hump” typical of banks that reach that asset size. Common challenges associated with this stage of our life cycle include:

•	Stress on our infrastructure requiring investment in the number and expertise of teammates and refinement of policies and procedures,

•	Required investments in technology to invest in the future and rationalization of the technology investments versus our historical investment in facilities,

•

Adapting products and services and related pricing and fees to remain relevant to our current and evolving client base and competitive in the market place and developing broader distribution channels for delivery of our products and services, and

•	Application of a more sophisticated risk management approach including a comprehensive view of risk, processes and procedures, internal and business partner expertise and the “way we do business.”

•	Executive management succession plan implemented effective July 1, 2009 and resulting organizational changes:

•

In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), effective July 1, 2009, the Company named Samuel L. Erwin as Chief Executive Officer and President of the Bank and Lee S. Dixon as Chief Operating Officer of the Company and the Bank. Subsequently, Mr. Erwin also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and Mr. Dixon assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank from July 1, 2010 to February 2, 2011. Messrs. Erwin and Dixon have proven bank turnaround and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational changes resulted in the delineation of our Commercial Bank in August 2009 and our Wealth Management business in October 2010. The Company appointed a new internal executive with responsibilities relating to the Commercial Bank in June 2011. In addition, the Company hired a new Chief Credit Officer in July 2009, a new Retail Banking Executive in October 2010, a new Chief Financial Officer in November 2010 and a new Chief Information Officer in May 2011.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges continued in 2010 and 2011, which were the primary cause of net losses incurred in 2010 and 2011.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Market disruption from mergers and acquisitions in our market, including through FDIC-assisted transactions, with our largest two competitors in terms of deposit market share being acquired by large, out-of-market banks. In addition, smaller community banks in our market have also been acquired by out-of-state banks.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually large and more complex loans originated during 2004 through 2008 as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Loans (including commercial loans held for sale) decreased $368.6 million from March 31, 2009 (peak quarter-end loans) to December 31, 2011. Borrowings and certificates of deposits also decreased $325.7 million from June 30, 2009 (peak quarter-end borrowings and certificates of deposits) to December 31, 2011.

In light of the above, in 2009, management and the Board of Directors reacted quickly and defined three strategic initiatives, which are continually being refined and are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•    Manage through the extended recession and volatile economic environment, and

•    Execute the Strategic Project Plan related to credit quality, earnings, liquidity and capital (the Strategic Project Plan is described in more detail below) including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital.

June 2009 – October 2010

Annual Strategic Plans

•    Strategic planning at the corporate and department level for calendar years 2010 to 2012 in the context of the uncertain economic environment and ensuring our infrastructure is appropriately-sized with respect to projected balance sheet size and revenues,

•    Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets, and

•    Expense reduction and positioning the Bank to return to profitability in the post-capital raise and post-recession environment.

Calendar years 2010 to 2012

Component	Primary Emphasis	Time Horizon

Bank of the Future

•    Reinventing the Bank to be “the bank of the future,”

•    Determining the “client of tomorrow” and refining our products, services and distribution channels to meet their expectations,

•    Adapting to the rapidly changing financial services landscape including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income and higher compliance costs,

•    Listing of common stock on the NASDAQ stock exchange and potential evolution into a more national retail investor base and resulting increased scrutiny by analysts and others in the investment community, and

•    Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions upon exit from the Consent Order.

Two to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009 through 2011 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the impacts of the extended recession to position the Company to return to profitability and to achieve sustained positive financial results once the economy begins to recover.

The consummation of the Private Placement in October 2010 and subsequent follow-on offering in which the Company received $113.9 million of gross proceeds from the sale of common stock was a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned the Company from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention and new client acquisition.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, in 2011 we were focused on repositioning the balance sheet to utilize our excess cash more effectively to improve our net interest margin. This included investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit accounts (“CDs”). We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, selling or consolidating branches that do not fit with our strategic direction, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go to market” strategies with relevant products and services and marketing plans by business.

As further discussed in Strategic Project Plan below, in light of additional negative economic developments in August 2011, in order to further reduce operating expenses, in the third quarter 2011 we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and continues to remain at an elevated level higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in 2009 through 2011 were significantly impacted by the following in comparison to our historical financial results:

•	Provision for loan losses totaling $20.5 million, $47.1 million and $73.4 million in 2011, 2010 and 2009, respectively, compared to $5.6 million in 2008,

•	Loss on commercial loans held for sale totaling $8.1 million and $7.6 million 2011 and 2010, respectively, compared to none in 2009 and 2008,

•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $7.5 million, $11.7 million and $3.2 million in 2011, 2010 and 2009, respectively, compared to $516 thousand in 2008,

•

Foregone interest of $3.0 million, $4.7 million and $3.7 million in 2011, 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.61%, 2.75% and 4.75%, respectively,

•

Higher FDIC deposit insurance assessments totaling $3.0 million, $4.5 million and $3.3 million in 2011, 2010 and 2009, respectively, compared to $786 thousand in 2008 due to industry-wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009,

•	Goodwill impairment totaling $3.7 million in 2010,

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009,

•

One-time expenses of $343 thousand for severance and retention payments, asset impairment charges and other related costs associated primarily with the reduction in our branch network and outsourcing of our check processing function announced in the fourth quarter 2011, and

•

Full valuation allowance recorded against our net deferred tax asset beginning in December 2010 and continuing through December 2011 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the years ended December 31, 2011 and 2010.

In total, the above events reduced the Company’s pretax earnings by $35.6 million, $72.3 million and $76.7 million during the years ended December 31, 2011, 2010 and 2009, respectively, compared to 2008. In addition, the valuation allowance recorded against the net deferred tax asset significantly limited our ability to recognize a tax benefit associated with our loss for the year ended December 31, 2011 and reduced after tax earnings by $20.5 million in 2010.

As summarized below, as a result of the execution of our Strategic Project Plan, our pretax operating earnings excluding credit-related items and certain special items (non-GAAP measure) have improved in four of the last five quarters following consummation of the Private Placement (in thousands):

	For the three months ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net loss (GAAP)	$(13,779)	$(32,598)	$(6,080)	$(9,569)	$(5,469)	$(2,282)
Less: Provision (benefit) for income taxes	(7,580)	14,073	52	(1,191)	(1,355)	(170)
Less: Credit-related items
Provision for loan losses	13,100	10,500	5,500	7,400	5,600	2,000
Loan workout expenses (1)	56	2	19	453	436	747
Foreclosed real estate writedowns and expenses	5,490	2,604	833	1,504	3,029	2,104
Loss on commercial loans held for sale	—	7,562	1,151	3,797	2,080	1,091

Total credit-related items	18,646	20,668	7,503	13,154	11,145	5,942
Less: Special items
Goodwill impairment	3,691	—	—	—	—	—
Gain on sale of credit card portfolio	—	(1,176)	—	—	—	—
One-time expenses (primarily branch network reduction and check processing outsourcing)	—	—	—	—	—	343

Total special items	3,691	(1,176)	—	—	—	343

Income before income taxes, credit-related and special items (Non-GAAP)	$978	$967	$1,475	$2,394	$4,321	$3,833

(1)	Prior to the second quarter 2011, a portion of these costs were included in provision for loan losses; beginning in May 2011 these costs were included in loan workout expenses.

The table above contains financial information determined by methods other than in accordance with U.S. GAAP. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. For disclosure regarding the inherent limitations surrounding non-GAAP measures, see Part I, Non-GAAP Financial Information.

We believe the ongoing execution of the Strategic Project Plan, including the positive financial impact of the strategic decisions resulting from the Company-wide project initiated during the third quarter 2011 to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, will result in continued improvement to both our operating earnings and reported earnings going forward.

The credit-related costs associated with the recession are significant for banks. Beginning in the fourth quarter of 2008 and continuing through 2011, construction, acquisition and development real estate projects have slowed, guarantors are financially stressed and increasing credit losses have surfaced. During 2009 and into 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects and declines in fair values of real estate related assets resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

These credit challenges resulted in a significant increase in the level of nonperforming assets which peaked at March 31, 2010, with a continued elevated level of such assets through December 31, 2011. However, nonperforming assets have now declined in six of the last seven quarters and through December 31, 2011 have decreased 43.1% since the peak at March 31, 2010.

Loan migrations into nonaccrual status also declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011.

Many of our nonaccrual loans are collateral dependent real estate loans for which we are required to reduce the loans to fair value less estimated selling costs, with the fair values determined primarily based on third party appraisals of the underlying collateral. During 2009 and 2010, appraised values decreased significantly and continued to be depressed in 2011 even in comparison to appraisals received when the loans were originated in 2006 to 2009 and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets beginning in 2009 and continuing through 2011 resulted in significant credit losses. However, given the significant writedowns recorded to date and our problem asset resolution actions, the amount of the more recent writedowns have generally decreased on an asset-by-asset basis and are expected to be less severe going forward.

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

Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we have complied with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order.

Notify the Supervisory Authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

We believe we have complied with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful” or “Special Mention.”

We believe we have complied with this provision of the Consent Order. Our next and final deadline for the specified reduction in classified assets is May 30, 2012, and as of February 24, 2012 we have reduced our classified assets by $160.4 million versus the required reduction at May 30, 2012 of $162.1 million.

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

We believe we have complied with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

As part of our Strategic Project Plan summarized below, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are continuing to work to reduce our concentrations in commercial real estate.

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

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figures with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan and coordination of the Bank’s loan, investment and operating policies and budget and profit planning with the funds management policy.

We believe we have complied with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding and asset liability management.	We believe we have complied with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.

We believe we have complied with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we have complied with this provision of the Consent Order. Prior to and at December 31, 2011, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order.

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

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the FDIC and State Board. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bank’s compliance will be made by the FDIC and the State Board. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our classified assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in classified assets by specified percentages by certain dates, with the most recent date being December 2, 2011 when a 65% ($140.5 million) reduction in classified assets was required from the September 30, 2009 balances. As of December 2, 2011, the Bank had reduced its classified assets by $151.7 million, which was more than the amount necessary to meet the December 2, 2011 deadline. The next and final deadline under the Consent Order is May 30, 2012, when a cumulative 75% ($162.1 million) reduction in classified assets from the September 30, 2009 balances is required. As of February 24, 2012, the Bank has reduced its classified assets by 74.2% ($160.4 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material impact on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings and capital. Execution of the Plan is being overseen by the Regulatory Oversight and Risk Management Committee of the Board of Directors, and we utilized external expertise to assist with its initial implementation. The Plan contemplated substantially all of the requirements of the Consent Order, and, therefore, we believe we had already made substantial progress towards complying with the requirements of the Consent Order as a result of executing the Plan. However, certain provisions of the Consent Order required us to submit written plans to the Supervisory Authorities for their review and / or approval, and all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan, which has been updated to also reflect the requirements of the Consent Order. As an extension of this Plan, in the third quarter 2011, the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation.

In December 2011, the Company announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the acquirer will purchase the real estate, equipment, substantially all of the loans and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The Bank will also consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood and is expected to complete the consolidations on March 30, 2012. The branch consolidations will result in larger branches in Laurens and Greenwood and create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions the Bank to focus on and invest in our core markets in the Upstate.

Additionally, primarily as a result of the actions related to the branch network, outsourcing of certain operational functions and attrition during 2011 for which the positions were not replaced, we expect an overall 20% reduction in headcount from the peak of 420 at December 31, 2008 to 333 by the end of the second quarter 2012. Also, in addition to reductions in compensation and benefits previously communicated in our annual proxy statements, we are taking a number of additional actions to reduce our compensation and benefits expense in 2012. The branch, headcount and compensation and benefit reductions are part of the Company’s proactive strategic plans to align further its infrastructure and expense base with its current balance sheet size, scope of business activities and underlying revenue generating capacity to position the Company to return to profitability in 2012.

No one can predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets and raising additional capital will help our clients and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality.    Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued through 2011, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009, 2010 and 2011. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors. These internal and independent loan reviews will continue during 2012,

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral,

•	We also increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations,

•

In July 2009, we hired a new Chief Credit Officer and re-evaluated our lending policies and procedures and credit administration function and implemented significant enhancements. Among other changes, we reorganized our credit administration function, hired additional internal resources and external consulting assistance and reorganized our line of business roles and responsibilities including separate designation of a commercial banking business with more direct oversight and clearer accountability,

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition for our Special Assets department, which is currently comprised of three individuals,

•	We are actively marketing problem assets for sale. Nonperforming assets have declined $61.3 million (43.1%) since the peak at March 31, 2010, and

•

In September 2010, we began marketing for sale a pool of commercial loans. Through December 31, 2011, we sold 14 loans with a gross book value of $19.2 million. We are continuing our efforts to sell the remaining loans held for sale. At December 31, 2011, we had commercial loans held for sale with a carrying balance totaling $14.2 million.

Credit quality indicators generally showed continued stabilization in 2011 as we experienced more stabilized loan migrations to nonaccrual status and past dues, lower loss severity on individual problem assets and a significant reduction in nonperforming assets through December 31, 2011. We continue to monitor our loan portfolio very carefully and are aggressively working to reduce our problem assets.

Liquidity.    In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, beginning in the fourth quarter 2010 and continuing through 2011, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. We obtained a new line of credit from a correspondent bank totaling $25 million in April 2011 and a $5 million secured line of credit from another correspondent bank in October 2011. Additionally, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets,

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.7 million in 2010 and 2011, and

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. Additionally, during 2011, cash balances were used to fund strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to our expected liquidity needs.

At February 24, 2012, funding sources included cash invested at the Federal Reserve totaling $94.9 million and $35.0 million in correspondent bank lines of credit. Funding sources also included available retail repurchase agreements, FHLB advances and Federal Reserve Discount Window advances which approximated $1.6 million, $187.5 million and $8.9 million, respectively, at January 31, 2012.

Capital.    At December 31, 2011, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter 2009,

•	Reduced our loan portfolio (including commercial loans held for sale) by $368.6 million and total assets by $199.0 million since the peak at March 31, 2009,

•

Monitored the amount and pricing of time deposit renewals to manage the level of cash balances that are included in our total assets, the level of which influences the amount of leverage capital that must be maintained,

•	Evaluated other capital saving alternatives such as asset sales and reducing outstanding credit commitments,

•

Issued unsecured convertible debt from the Company in March 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution. In October 2010, as a result of the Private Placement, these notes were converted into common stock of the Company, and

•

As a condition of the Private Placement, conducted a $10.0 million follow-on common stock offering to our legacy shareholders as of October 6, 2010 and institutional investors in the Private Placement. The follow-on offering was fully subscribed resulting in the issuance of common stock for gross proceeds of $10.0 million in December 2010 and the first quarter 2011. The net proceeds of the offering were invested in the Bank.

One of the requirements of the Private Placement was that we use our reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol PLMT.

Earnings.    We have been implementing a plan that is focused on earnings improvement through a combination of revenue increases and expense reductions including assistance from external consulting firms to review our current and potential new products and services and related rates and fees and to identify process and efficiency improvements. The assistance from these external consulting firms ended in 2011 and no such assistance is expected to be utilized in 2012.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At December 31, 2011, loans aggregating $201.0 million had interest rate floors of which $172.9 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is becoming more difficult to originate loans with floors in the current environment. In 2010 and 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed $124.0 million of higher priced certificates of deposit accounts at rates ranging from 1.34% to 4.67% to roll off the balance sheet as they matured,

•

We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income from service charges and debit card transactions. We also evaluated the profitability of all of our preexisting checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees, implemented new deposit account fees and increased our Trust fees in April and August 2011. We continue to evaluate our fee structure related to all of our products and services. In the fourth quarter 2011, we evaluated all of our Retail and Commercial deposit accounts for service charge waivers and began reimplementing service charges for a number of clients beginning in the first quarter 2012,

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. Through the end of 2011, we have performed process improvement reviews of all significant areas of the Company and have implemented a significant number of recommendations to improve our operating efficiency. In addition, in the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount by 20% from the peak of 420 at December 31, 2008 to 333 by the end of the second quarter 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million as compared to 2011 earnings. The positive impact of these actions is partially offset by a $343 thousand charge recorded in the fourth quarter 2011 reflecting severance and retention, asset impairments and other costs related to these actions. We expect to record an additional charge of $425 thousand in the first quarter 2012 representing the remaining expenses directly associated with these actions.

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

Summary

In summary, during the year ended December 31, 2011, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general. However, we have made substantial progress with regard to the execution of the Strategic Project Plan and, in the second half of 2011, expanded on that Plan to include additional strategic reviews of all areas of the Bank to determine potential strategic actions that may be necessary to further position the Company in light of the recent negative economic developments.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality and earnings improvements and garnering increased market share due to the market disruption in our markets will accelerate our return to profitability. Our quarterly operating earnings since consummation of the Private Placement in October 2010 have improved in three of the last four quarters, and we believe that we may return to quarterly profitability during 2012. However, as disclosed in this Annual Report on Form 10-K, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Financial Condition

During 2009 through 2011, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,		Dollar variance	Percent variance
	2011	2010
Assets
Cash and cash equivalents
Cash and due from banks	$102,952	$223,017	$(120,065)	(53.8)%

Total cash and cash equivalents	102,952	223,017	(120,065)	(53.8)

FHLB stock, at cost	3,502	6,785	(3,283)	(48.4)
Investment securities available for sale, at fair value	260,992	218,775	42,217	19.3
Mortgage loans held for sale	3,648	4,793	(1,145)	(23.9)
Commercial loans held for sale	14,178	66,157	(51,979)	(78.6)

Loans, gross	773,558	793,426	(19,868)	(2.5)
Less: allowance for loan losses	(25,596)	(26,934)	1,338	(5.0)

Loans, net	747,962	766,492	(18,530)	(2.4)

Premises and equipment, net	25,804	28,109	(2,305)	(8.2)
Accrued interest receivable	5,196	4,702	494	10.5
Foreclosed real estate	27,663	19,983	7,680	38.4
Income tax refund receivable	—	7,436	(7,436)	(100.0)
Other	11,255	8,998	2,257	25.1

Total assets	$1,203,152	$1,355,247	$(152,095)	(11.2)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$155,406	$141,281	$14,125	10.0%
Interest-bearing	908,775	1,032,081	(123,306)	(11.9)

Total deposits	1,064,181	1,173,362	(109,181)	(9.3)

Retail repurchase agreements	23,858	20,720	3,138	15.1
FHLB borrowings	—	35,000	(35,000)	(100.0)
Accrued interest payable	554	1,187	(633)	(53.3)
Other	11,077	11,079	(2)	—

Total liabilities	1,099,670	1,241,348	(141,678)	(11.4)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	474	(347)	(73.2)
Capital surplus	142,233	133,112	9,121	6.9
Accumulated deficit	(36,508)	(13,108)	(23,400)	178.5
Accumulated other comprehensive loss, net of tax	(2,370)	(6,579)	4,209	(64.0)

Total shareholders’ equity	103,482	113,899	(10,417)	(9.1)

Total liabilities and shareholders’ equity	$1,203,152	$1,355,247	$(152,095)	(11.2)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $120.1 million at December 31, 2011 from December 31, 2010 primarily as a result of the reinvestment of excess liquidity into higher yielding investment securities, strategic run-off of high cost time deposits and repayment of FHLB advances in 2011. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing $227.0 million in investment securities starting in the fourth quarter 2010 primarily through the second quarter 2011, prepaying $96.0 million of FHLB advances from December 2010 to May 2011 and not pursuing retention of higher priced certificate of deposit accounts that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in four consecutive quarterly increases in our net interest margin to 3.65% in the fourth quarter 2011 compared to 3.53% in the third quarter 2011, 3.32% in the second quarter 2011, 3.18% in the first quarter 2011 and 2.69% in the fourth quarter 2010.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card and public fund agreements totaled $703 thousand and $451 thousand at December 31, 2011 and December 31, 2010, respectively.

FHLB Stock

We are a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2010, we owned FHLB stock with a carrying value of $6.8 million. For the year ended December 31, 2011, the FHLB redeemed $3.3 million of our FHLB stock at book value, and, as we did not purchase any FHLB stock during 2011, we had $3.5 million of FHLB stock at December 31, 2011. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Historically, redemption of this stock has been at par value. Dividends are paid on this stock also at the discretion of the FHLB. We have received dividends on our FHLB stock and the average dividend yield for 2011 was 0.89%, however, there can be no guarantee of future dividends. The carrying value of FHLB stock approximates fair value based on the FHLB’s practice of redeeming FHLB stock at the Bank’s original purchase price.

Investment Activities

General.    Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of current and expected loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

Composition.    The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2011			December 31, 2010			December 31, 2009
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
U.S. Treasury and federal agencies	$—	$—	—%	$37,430	$37,426	17.1%	$16,294	$16,297	13.6%
State and municipal	113,079	120,965	46.3	51,243	52,462	24.0	44,908	46,785	39.0
Collateralized mortgage obligations	117,129	118,949	45.6	107,876	108,171	49.4	42,508	40,318	33.6
Other mortgage-backed (federal agencies)	20,022	21,078	8.1	20,189	20,716	9.5	15,783	16,586	13.8

Total investment securities available for sale	$250,230	$260,992	100.0%	$216,738	$218,775	100.0%	$119,493	$119,986	100.0%

State and municipal investment securities are debt investment securities issued by a state, municipality or county in order to finance its capital expenditures. The most substantial risk associated with buying state and municipal investment securities is the financial risk associated with the municipality from which the securities are purchased. Although municipal bonds in smaller municipalities can sometimes be difficult to sell quickly, we do not currently anticipate that we will liquidate this portfolio in the near-term.

Collateralized mortgage obligations are a mortgage-backed security sub-type in which the mortgages are ordered into tranches by some criterion (such as repayment time) with each tranche sold as a separate security. These mortgage-backed securities separate the mortgage pools into short, medium, and long-term tranches. Our collateralized mortgage obligations are all fixed-rate instruments and absent nonpayment as a result of a credit event, monthly fluctuations in income occur only as there are changes in amortization or accretion due to changes in prepayment speeds.

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

We use prices from third party pricing services and, to a lesser extent, indicative (nonbinding) quotes from third party brokers, to estimate the fair value of our investment securities. We utilize multiple third party pricing services and brokers to obtain fair values. However, we generally obtain one price / quote for each individual security. For securities priced by third party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures, which include periodic comparisons to other brokers and Bloomberg pricing screens.

Average balances of investment securities available for sale were $265.5 million for the year ended December 31, 2011 compared to $135.4 million for the year ended December 31, 2010. During the third quarter 2011, we generally maintained investment securities at the June 30, 2011 level by reinvesting maturities and principal reductions. In the fourth quarter 2011, we utilized maturities and principal paydowns to fund loan growth and strategic run-off of high cost time deposits and sold $1.8 million of municipal securities to maintain our target concentration in this sector. The increase over the prior year was the result of purchases in the third quarter 2010 of U.S. Treasury and federal agency securities to provide additional securities to pledge as collateral for FHLB borrowings as well as reinvestment of our excess cash from the fourth quarter 2010 through the first half of 2011. Purchases of investments in the fourth quarter 2010 through second quarter 2011 consisted primarily of government and agency collateralized mortgage obligations at an average yield of 1.30%, A or better rated municipal securities at an average yield of 3.11% and government and agency mortgage-backed securities at an average yield of 3.43%, which were more favorable than other investment securities of comparable credit quality and duration at that time.

At December 31, 2011, municipal securities issued in Michigan, Texas, Pennsylvania and South Carolina represented 39.4% of the total state and municipal portfolio and 18.3% of the total investment securities portfolio.

The fair value of the investment securities available for sale portfolio represented 21.7% of total assets at December 31, 2011 and 16.1% of total assets at December 31, 2010.

Maturities.    The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at December 31, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized cost	Book yield
State and municipal
In one year or less	$4,088	3.3%
After 1 through 5 years	24,794	3.6
After 5 through 10 years	44,432	3.0
After 10 years	39,765	3.3

Total state and municipal	113,079	3.3

Total collateralized mortgage obligations	117,129	1.9

Total other mortgage-backed (federal agencies)	20,022	4.0

Total investment securities available for sale	$250,230	2.7%

The weighted average life of investment securities available for sale was 4.2 years based on expected prepayment activity at December 31, 2011. Since 54% of the portfolio based on fair value consisted of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations.    The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at December 31, 2011 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$37,665	$38,547	37.3%
Fannie Mae	32,259	32,565	31.5
Ginnie Mae	47,205	47,837	46.2

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at December 31, 2011 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$12,351	$13,055	12.6%

The fair value of state and municipal investment securities issued by Michigan, Texas and South Carolina each individually exceeded 10% of shareholders’ equity at December 31, 2011.

Lending Activities

General.    Gross loans continue to be the largest component of our assets. During the year ended December 31, 2011, gross loans declined $19.9 million reflecting continued weak loan demand. Although gross loans declined for the year, we experienced an increase in gross loans in both the second and third quarters of 2011 after quarterly declines dating back to fourth quarter 2008. This increase in gross loans was indicative of a perceived strengthening of economic activity that began to fade during the third quarter 2011.

Additions to gross loans during 2011 included the transfer of performing loans totaling $14.8 million into gross loans from commercial loans held for sale, $7.9 million of which was in the fourth quarter, as our intention to sell these loans changed. These loans were originally transferred to commercial loans held for sale in September 2010. Reductions in gross loans during the year reflect the transfer of 61 properties totaling $18.1 million to Foreclosed real estate, including $15.5 million in the fourth quarter 2011. Absent these transfers, gross loans would have decreased $16.5 million for the year ended December 31, 2011 and $2.0 million during the fourth quarter 2011.

Prior to the Private Placement in October 2010, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Overall, the demand for new loans from credit-worthy borrowers is generally weak, although we have experienced some increase in loan origination activity during the year in certain products. However, it is too soon to know whether such origination activity is indicative of a continuing trend.

Commercial Loans Held for Sale.    In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through 2011 and are expected to continue into 2012. We are evaluating proposed sales on a loan-by-loan basis and are balancing the desire to reduce problem loans with the potential negative earnings impact and related preservation of capital. Although not all sales would result in losses, in general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry, in general, and our Company, in particular, to reduce exposure to commercial real estate assets. We believe that this was particularly true in the fourth quarters of 2010 and 2011 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved in 2011, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our classified assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million. We also transferred two performing loans consisting of a single relationship totaling $6.8 million and one performing loan totaling $7.9 million from held for sale to held for investment in the third and fourth quarters 2011, respectively, as our intent with respect to these loans had changed based on positive improvements in the financial condition of the borrowers. We are continuing our efforts to sell the remaining loans held for sale. There can be no assurance that the remaining commercial loans held for sale will be sold or that bids will be offered at the currently recorded balances. Accordingly, to the extent we accept bids for these loans, we may receive less than the current net carrying amount of the loans and incur a corresponding incremental loss.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale
Balance at December 31, 2010	$68,491	$2,334
Additions:
Loans held for investment transferred to commercial loans held for sale	1,224	—
Writedowns on commercial loans held for sale included in valuation allowance, net	—	3,597

Total additions	1,224	3,597

Reductions:
Commercial loans held for sale sold	8,834	4
Transfers to foreclosed real estate	9,249	163
Commercial loans held for sale transferred to loans held for investment	14,966	214
Direct writedowns on commercial loans held for sale	4,926	1,282
Net paydowns	15,001	1,707

Total reductions	52,976	3,370

Balance at December 31, 2011	$16,739	$2,561

Loan Composition.    Disclosure guidance related to a company’s allowance for loan losses and the credit quality of its loans requires disclosures to be provided on a disaggregated basis. This disaggregated basis has been defined as portfolio segments, the level at which we develop and document our methodology to determine our allowance for loan losses, and classes, a level of information below the portfolio segment that provides an understanding as to the nature and extent of exposure in our loan portfolio. For reporting purposes, loan classes are based on FDIC code, which are based on the underlying loan collateral. Portfolio segments are an aggregation of those classes based on the way we develop and document our allowance for loan losses.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31,
	2011		2010		2009		2008		2007
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Commercial real estate	$492,754	62.6%	$573,822	66.8%	$695,263	66.8%	$781,745	67.5%	$659,615	63.2%
Single-family residential	185,504	23.5	178,980	20.8	203,330	19.6	217,734	18.8	209,274	20.0
Commercial and industrial	49,381	6.3	47,812	5.6	61,788	5.9	73,609	6.4	77,555	7.4
Consumer	52,771	6.7	52,652	6.1	76,296	7.3	79,295	6.8	93,983	9.0
Other	7,326	0.9	6,317	0.7	3,635	0.4	6,097	0.5	4,343	0.4

Total loans	$787,736	100.0%	$859,583	100.0%	$1,040,312	100.0%	$1,158,480	100.0%	$1,044,770	100.0%

Less: Commercial loans held for sale	(14,178)		(66,157)		—		—		—

Loans, gross	$773,558		$793,426		$1,040,312		$1,158,480		$1,044,770

Loans included in the preceding loan composition table are net of participations sold. Although there were none at December 31, 2011, participations sold included two loans totaling $12.5 million at December 31, 2010.

Mortgage loans serviced for the benefit of others amounted to $397.5 million and $423.6 million at December 31, 2011 and 2010, respectively, and are not included in our Consolidated Balance Sheets.

Underwriting.    General. There are inherent risks associated with our lending activities. Prudent risk taking requires sound policies intended to manage the risk within the portfolio and control processes intended to ensure compliance with those policies. We continue to review our lending policies and procedures and credit administration function. Given our significant credit losses since 2009, we have implemented several enhancements including centralized controls over construction draws, reduction of lending limit approval authorities, prohibition of out-of-market loans to borrowers for which we do not have a previously existing relationship, hiring and reassignment of personnel with expertise in credit administration and special assets management and internal and external training in areas of negotiation and financial statement analysis.

We do not generally originate loans in excess of 100% of collateral value, offer loan payment arrangements resulting in negative amortization, engage in lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) nor do we offer loan payment arrangements with minimum payments that are less than accrued interest.

We follow established guidelines with regard to the scoring and approval of loans. Our loan approval process is multilayered and incorporates a computer-based scoring analysis for all consumer loans and all commercial loans when the total credit exposure is less than $500 thousand. All commercial loans with total credit exposure greater than or equal to $500 thousand are reviewed and approved by individuals within the approval chain and our officer’s credit committee if greater than $5.0 million, and, if over certain higher limits, by the Board of Directors.

Compliance with our underwriting policies and procedures is monitored through a loan approval, documentation and exception reporting review process.

We perform, internally and through the use of an independent third party, independent loan reviews to validate our loan risk program on a periodic basis. Although all of the loans within our loan portfolio are subject to review, commercial real estate loans are given more weight in the loan review selection process as a result of their risk characteristics and concentration of such loans within our loan portfolio. Loan review reports are submitted to the Officer’s Credit Committee and the Board of Directors, and the third party loan review firm meets independently with the Credit Committee of the Board of Directors. The loan review process complements and reinforces our risk identification and assessment decisions.

Given our significant credit losses since 2009, we have implemented several enhancements including detailed loan reviews, written workout plans for problem loans, increased monitoring of borrower and industry sectors, hiring and reassignment of personnel with expertise in credit administration and special assets management and active marketing and reduction of problem assets. We have also significantly enhanced our internal loan reporting and reporting to the Board of Directors.

Commercial Real Estate. Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are primarily underwritten based on the cash flow of the borrower or property with the sale of the underlying collateral as a secondary repayment source. We monitor and evaluate commercial real estate loans based on collateral type. In addition, we analyze the loans based on owner occupied commercial real estate loans versus nonowner occupied loans.

When originating or renewing commercial real estate loans, we follow loan-to-value policies that are consistent with regulatory guidelines. Exceptions to these policies, other than as part of preestablished products or programs with preapproved exception guidelines, must be approved in writing by the appropriate level of management and communicated to the Officers’ Credit Committee. Exceptions resulting in loan-to-value ratios of 90% or greater require appropriate credit enhancement such as additional collateral or mortgage insurance. In general, our loan-to-value limits for new or renewed commercial real estate loans are as follows:

Loan Category	Loan-To-Value Limit
Raw Land	65%
Land Development	75%
Construction—Commercial, multifamily and other nonresidential	80%
Construction—1-4 family residential	85%
Improved property	85%
Owner occupied 1-4 family and home equity	90%

We make commercial real estate loans to businesses within varying industry sectors. Interest rates charged on these real estate loans are determined by market conditions existing at the time of the loan commitment and the overall relationship profitability as estimated through a relationship pricing model. Generally, loans have adjustable rates although the rate may be fixed, generally for three to five years, for the term of the loan depending on market conditions, collateral and our relationship with the borrower. Amortization of commercial and installment real estate loans varies but typically does not exceed 20 years. Normally, we have collateral securing real estate loans appraised by independent third party appraisers prior to originating the loan.

We originate loans to developers and builders that are secured by nonowner occupied properties. Such loans are typically approved based on predetermined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and / or financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and values associated with the complete projects and often involve the disbursement of funds with repayment dependent on the success of the underlying project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. We monitor these loans by conducting onsite inspections. Since our significant credit losses began in 2009, we have centralized the oversight and disbursement of construction draws. In addition, we review advance requests before funds are advanced to borrowers. We believe that these loans have higher risks than other real estate loans because repayment is sensitive to interest rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. During 2009, 2010 and 2011, the higher risk nature of these loans was evidenced by the higher level of charge-offs of these types of loans.

Commercial and Industrial. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably while prudently expanding the borrower’s business. Underwriting standards are designed to promote relationship banking rather than transactional banking. If we believe that the borrower possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the likelihood that the borrower will repay its obligations as agreed. Commercial and industrial loans are primarily made based on the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The actual cash flows of borrowers, however, may not be as expected, and the collateral securing loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. However, we make some short-term loans on an unsecured basis. In the case of loans secured by accounts receivable or inventory, the availability of funds for the repayment of these loans may depend substantially on the ability of the borrower to collect amounts due from its customers or to liquidate inventory at sufficient prices. Since 2009, we have strengthened our procedures for monitoring loans secured by commercial and industrial collateral by centralizing the monitoring of all accounts receivable and inventory lines. Also, as each loan matures and is considered for renewal, we place a defined monitoring schedule in the approval package and track it centrally for adherence to our policy. Results are reported to the Officers’ Credit Committee on a quarterly basis.

Our commercial and industrial loans are generally made with terms that do not exceed five years. Such loans may have fixed or variable interest rates with variable rates that change at frequencies ranging from one day to one year based on the prime lending rate. We also offer a Libor-based pricing option on commercial and industrial loans. However, as of December 31, 2011, we have a minimal number of Libor-based loans outstanding.

Single-family Residential. Underwriting standards for single-family real estate loans are heavily regulated by statutory requirements, which include, but are not limited to, maximum loan-to-value percentages.

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

Effective January 1, 2010, to better manage our regulatory compliance and provide more consistent underwriting and loan pricing, we began originating all single-family first mortgage and closed-end second mortgage loans through our Mortgage department rather than through our branch network.

A large percentage of our originated single-family mortgage loans are underwritten pursuant to guidelines that permit the sale of these loans to government or private agencies in the secondary market. We participate in secondary market activities by selling whole loans and participations in loans primarily to the FHLB under its Mortgage Partnership Program and Freddie Mac. This practice enables us to satisfy demand for these loans in our local communities, meet our asset and liability objectives and develop a source of fee income through the servicing of these loans. We may sell fixed-rate, adjustable-rate and balloon-term loans. Based on current interest rates as well as other factors, we normally sell most of our originations of conforming residential mortgage loans to Freddie Mac and retain the servicing of the underlying loans. In certain loan sales, we provide recourse whereby we are required to repurchase loans on the occurrence of certain specific events. Since January 1, 2009, we repurchased eight loans associated with our mortgage loan sales. Subsequent to December 31, 2011, we repurchased one mortgage loan for an immaterial amount.

To protect against declines in collateral value, when we originate and underwrite single-family mortgage loans to be retained in our residential mortgage portfolio, if the loan exceeds 80% of the collateral value, we generally require private mortgage insurance that protects us against losses of at least 20% of the mortgage loan amount.

Second mortgages on single-family residential loans (often referred to as home equity loans and home equity lines of credit) are generally underwritten using an automated credit scoring model which assesses the applicant’s credit history, income levels, debt-to-income ratio, collateral values and other policy issues when evaluating whether or not to extend credit. The loans are generally subject to greater credit risk than first mortgages on single-family residential properties because of their subordinated nature. The loan-to-value ratios of home equity loans and lines of credit are calculated at inception of the credit using appraisals obtained in compliance with our standard appraisal policies and take into account the first mortgage loan balance. Updates to the appraised value and recalculation of the loan-to-value ratio are generally performed at maturity and in conjunction with any modification or request for subordination in relation to a refinancing of the first mortgage.

Consumer. Our loan scoring and approval policies and procedures, as outlined previously, coupled with relatively small loan amounts that are spread across many individual borrowers minimize risk within the consumer sectors of our loan portfolio.

Pledged.    To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At December 31, 2011 and December 31, 2010, $251.4 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $66.7 million and $92.5 million, respectively, was available as lendable collateral.

In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured, and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

At December 31, 2011 and December 31, 2010, $5.4 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations.    During 2009, 2010 and 2011, we increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. We also evaluate the potential sale, individually or in bulk, of performing and nonperforming commercial loans.

At December 31, 2011, commercial real estate loans, categorized by FDIC code, comprised 62.6% of gross loans and commercial loans held for sale and 424.8% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Unlike larger national or regional banks that are more geographically diversified, we primarily provide our services to clients within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values or the demand for our products and services, among other things. In addition, during 2006 to 2008, we originated out-of-market loans, purchased participation loans from other banks and / or obtained brokered loans brought to us by loan brokers, which were generally to nonclients with whom we had no preexisting banking relationship. In connection with our loan portfolio and lending practices reviews since 2009, we determined that out-of-market loans were a significant contributing factor to our increased credit losses and, as such, no longer originate such loans.

Although our geographic concentration limits us to the economic risks within our market area, our lack of geographic diversification may make us particularly sensitive to adverse impacts of negative economic conditions that impact our market area.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The following table summarizes our total loan portfolio including mortgage and commercial loans held for sale, by portfolio segment, at December 31, 2011 that, based on remaining maturity for fixed-rate loans and repricing frequency for variable-rate loans, were due during the periods noted. Nonaccrual loans are included in the due in one year or less category given that maturity cannot be reasonably estimated. The table also summarizes our loan portfolio at December 31, 2011 based on remaining maturity for fixed-rate loans due after one year (in thousands). At December 31, 2011, there were no variable-rate loans with rate structures due after one year based on repricing frequency.

	Maturity or Repricing Term				Rate structure for loans with remaining maturities over one year
	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate
Commercial real estate	$141,924	$285,443	$65,387	$492,754	$350,830
Single-family residential	34,028	77,190	77,934	189,152	155,124
Commercial and industrial	19,175	28,071	2,135	49,381	30,206
Consumer	3,885	38,150	10,736	52,771	48,886
Other	1,073	5,309	944	7,326	6,253

Total loans, including mortgage and commercial loans held for sale	$200,085	$434,163	$157,136	$791,384	$591,299

Asset Quality.    Given the negative credit quality trends that began in 2008, accelerated during 2009, and continued through 2010 and 2011, we have performed extensive analysis of our nonconsumer loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior management team, external consultants and an external loan review firm. Of particular significance is that these reviews have currently identified 55 individual loans that have resulted in $91.6 million (58%) of the $158.8 million of net loan charge-offs and writedowns on commercial loans held for sale and foreclosed assets recorded in the past 12 quarters.

In general, these loans have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated in 2004 through 2008 that were larger and more complex loans than we historically originated,

•

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers, which were generally to nonclients for whom we generally had no preexisting banking relationship, and

•

Concentrated originations in commercial real estate including acquisition, development and construction loans by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

In general, our entire commercial real estate loan portfolio has been negatively impacted by the challenging economic environment that began in 2008. However, this specific pool of loans is the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net loss over the past three years. In addition, this pool of loans has exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

As part of the credit quality plan, we are continuing our detailed review of the loan portfolio and are focused on executing detailed workout plans for all of our problem loans led by a team of seasoned commercial lenders and using external loan workout consulting expertise where appropriate. It is clear that some of our clients are continuing to face financial stress manifesting itself in the following ways:

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

We also continue to review and enhance our lending policies and procedures and credit administration function. Beginning in 2009 and continuing through 2011 we implemented several enhancements as follows:

•	Construction draws: centralized the oversight and disbursement of construction draws and review advance requests before funds are advanced to clients,

•

Loan Policy: amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to clients for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines,

•

Credit Administration: hired a new Chief Credit Officer who brings over 25 years of credit administration, loan review and credit policy experience to the Company, formed a centralized Credit Analysis department and hired an additional Credit Administration executive. In the third quarter 2011, we reassigned a retail branch team member to centralize credit scoring / underwriting for small business loans,

•

Special Assets: engaged two external workout consultants (who have since completed their engagements), reassigned a commercial lender to this department and hired experienced special assets professionals. This department is currently comprised of three people who have been focused exclusively on accelerated resolution of our problem assets, and

•

Training: conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

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

Nonperforming Assets. Nonaccrual loans are those loans that we have determined offer a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between with the borrower. Loans may also be placed in nonaccrual status if we determine that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

At December 31, 2011, nonperforming assets decreased $30.6 million from December 31, 2010, or 27.5%, representing a total decline of 43.1% from the peak at March 31, 2010. However, we continue to have a high-risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	December 31,
	2011	2010	2009	2008	2007
Commercial real estate
Construction, land development and other land loans	$27,085	$52,528	$47,901	$15,409	$182
Multifamily residential	—	7,943	9,844	231	—
Nonfarm nonresidential	14,870	18,781	23,330	23,761	3,164
Single-family residential
Single-family real estate, revolving, open end loans	843	998	127	305	143
Single-family real estate, closed end, first lien	7,957	7,607	7,079	2,264	638
Single-family real estate, closed end, junior lien	471	866	446	57	—
Commercial and industrial	1,313	2,197	7,475	763	567
Credit cards	16	26	372	—	—
All other consumer	473	459	312	178	116
Farmland	—	—	50	—	—

Total nonaccrual loans	53,028	91,405	96,936	42,968	4,810

Foreclosed real estate	27,663	19,983	27,826	6,719	7,743
Repossessed personal property	161	104	188	564	403

Total foreclosed real estate and repossessed personal property	27,824	20,087	28,014	7,283	8,146

Total nonperforming assets	$80,852	$111,492	$124,950	$50,251	$12,956

Less: Nonaccrual commercial loans held for sale	(5,812)	(27,940)	—	—	—

Adjusted nonperforming assets	$75,040	$83,552	$124,950	$50,251	$12,956

Troubled debt restructurings included in nonaccrual loans above	$9,276	$5,368	$5,753	$—	$97
Loans*	787,736	859,583	1,040,312	1,158,480	1,044,770
Total assets	1,203,152	1,355,247	1,435,763	1,368,328	1,246,680
Total nonaccrual loans as a percentage of:
loans* and foreclosed assets	6.50%	10.39%	9.07%	3.69%	0.46%
total assets	4.41	6.74	6.75	3.14	0.39
Total nonperforming assets as a percentage of:
loans* and foreclosed assets	9.91%	12.67%	11.70%	4.31%	1.23%
total assets	6.72	8.23	8.70	3.67	1.04

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status result from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that full payment of principal or interest is not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans or a decline in fair values of the collateral resulting in lower cash proceeds from property sales. Loans migrating into nonaccrual status in 2011 totaled $34.7 million compared to $74.2 million and $132.2 million in 2010 and 2009, respectively. We believe this general trend in reduced loans migrating into nonaccrual status during 2011 is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Eleven loans with a balance greater than $1 million comprised approximately 40% of our nonaccrual loans at December 31, 2011. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential / residential lots / golf course development	$17,364	33%
Real estate for commercial use	2,600	5
Marina	1,192	2

Total nonaccrual loans > $1 million secured by commercial real estate	$21,156	40%

Additionally, four of these loans (41% based on carrying balance at December 31, 2011) were purchased participations and out-of-market loans.

Additional interest income of $2.3 million would have been reported during 2011 had loans classified as nonaccrual during the periods performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC code, at December 31, 2011 (in thousands).

Construction, land development, and other land	$18,462
Single-family residential	547
Multifamily residential	1,296
Nonfarm nonresidential	7,358

Total foreclosed real estate	$27,663

Five properties greater than $1 million comprised approximately 60% of our foreclosed real estate portfolio at December 31, 2011. Of these properties, 13% were mixed used retail / office, 7% were retail offices, 73% were residential lots and 7% were warehouse and industrial. None of these properties were participations or the result of out-of-market loans.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the current economic environment and given the continued downward trend in appraised values.

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2011	2010	2009
Foreclosed real estate, beginning of period	$19,983	$27,826	$6,719
Plus: New foreclosed real estate	27,163	20,423	24,628
Less: Proceeds from sale of foreclosed real estate	(13,397)	(17,616)	(689)
Less: Gain (loss) on sale of foreclosed real estate	(41)	587	(72)
Less: Provision charged to expense	(6,045)	(11,237)	(2,760)

Foreclosed real estate, end of period	$27,663	$19,983	$27,826

Transfers into foreclosed real estate during 2011 were $27.2 million including one asset in the amount of $10.8 million. This asset consists of undeveloped residential lots in one particular community located in Upstate South Carolina. The Company is in discussion with a nationally known third party that owns the remaining undeveloped lots in this community to develop a marketing plan to sell these lots. Due to the number of lots owned and the current depressed state of the residential housing market, absent a bulk sale of the lots, the Company expects the resolution of this asset to occur over several years.

At February 24, 2012, six additional properties with an aggregate net carrying amount of $2.3 million were under contract for sale to close in the first quarter of 2012 at an anticipated $105 thousand gain.

We are actively addressing the elevated level of nonperforming assets and will continue aggressively working to resolve these issues as quickly as possible. For problem assets identified, we prepared borrower-specific, written workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral. We are also actively marketing for sale certain commercial loans. However, given the nature of the projects related to such loans and the distressed real estate values, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that the elevated level of problem assets and associated costs may continue for future periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	December 31, 2011
	Performing	Nonperforming	Total
Commercial loans held for sale	$8,366	$—	$8,366
Loans, gross	37,461	9,276	46,737

Total troubled debt restructurings	$45,827	$9,276	$55,103

	December 31, 2010
	Performing	Nonperforming	Total
Commercial loans held for sale	$14,924	$2,263	$17,187
Loans, gross	24,605	3,105	27,710

Total troubled debt restructurings	$39,529	$5,368	$44,897

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 and 2011 we restructured certain loans as A/B loan structures, and at December 31, 2011, we had seven loans that had been legally split into separate loans, with both the A and B loans accounted for as troubled debt restructures (including two A/B structures classified as held for sale). Cumulative net charge-offs of $3.2 million have been recorded on these loans. All but one of the A loans are currently performing in accordance with their terms. The carrying balance of the nonperforming A loan totaled $493 thousand at December 31, 2011. The aggregate balances of the A and B loans at December 31, 2011 were $12.7 million and $10.2 million, respectively.

Fourteen individual loans greater than $1 million comprised $39.7 million (72%) of our troubled debt restructurings including commercial loans held for sale at December 31, 2011. Three of these loans experienced term concessions, seven experienced rate and term concessions and four experienced a reduction in required principal. At December 31, 2011, all but one of the troubled debt restructurings individually greater than $1 million were performing as expected under the new terms.

Troubled debt restructurings may be removed from this status if both of the following conditions exist: the restructuring agreement specifies an interest rate equal to or greater than the rate that the client was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, during 2011, we removed two troubled debt restructurings from this classification with carrying balances of $1.2 million.

Potential Problem Loans. Potential problem loans consist of commercial loans not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of December 31, 2011, total potential problem loans (loans classified as substandard and doubtful) totaled $83.0 million, of which $8.4 million were in commercial loans held for sale, and have decreased 43.7% from the peak of $147.5 million at June 30, 2010.

Allowance for Loan Losses.    The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses inherent in our loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses decreased to $25.6 million, or 3.31% of gross loans, at December 31, 2011, compared to $26.9 million, or 3.39% of gross loans, at December 31, 2010. The decreasing coverage percentage as compared to December 31, 2010 is a function of an increasing consumer loan portfolio for which our loss rate is lower than losses on commercial real estate loans, commercial loans that have been recently originated and progress toward resolution of our problem loans. While we have been actively deleveraging our commercial real estate portfolio since 2009 and our credit quality trends appear to be stabilizing, we still maintain a heavy concentration in commercial real estate loans with individually large loans. In addition, while it appears that appraised values on commercial real estate may be starting to stabilize, it is too soon to conclude that values have hit bottom. However, credit quality indicators generally showed continued stabilization in 2011 as we experienced reduced migration of loans to nonaccrual status and past due status and lower loss severity on individual problem assets. If these credit quality indicators continue to stabilize and / or improve, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

The December 31, 2011 allowance for loan losses and, therefore, indirectly, the provision for loan losses for the year ended December 31, 2011, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment including within our geographic market,

•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred although such loans have decreased to 11.7% of the loan portfolio including commercial loans held for sale at December 31, 2011 from 15.9% at December 31, 2010,

•

The asset quality trends in our loan portfolio including a high level of nonperforming assets at December 31, 2011 which, while still at an elevated level, decreased 43.1% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 36.6% and 36.3%, respectively, from December 31, 2010 and have declined in each of the last seven quarters,

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

	At and for the years ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses, beginning of period	$26,934	$24,079	$11,000	$7,418	$8,527

Provision for loan losses	20,500	47,100	73,400	5,619	988

Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	2,358	—	—	—

Less: Allowance reclassified in credit card portfolio sale	—	452	—	—	—

Loans charged-off
Commercial real estate	16,532	33,481	49,753	198	496
Single-family residential	3,070	4,214	4,060	367	371
Commercial and industrial	1,572	3,135	4,945	430	505
Consumer	810	1,483	2,033	1,174	991
Other	848	647	—	—	—

Total loans charged-off	22,832	42,960	60,791	2,169	2,363
Recoveries
Commercial real estate	101	544	111	9	13
Single-family residential	56	98	5	11	39
Commercial and industrial	115	154	88	18	54
Consumer	146	729	266	94	160
Other	576	—	—	—	—

Total loans recovered	994	1,525	470	132	266

Net loans charged-off	21,838	41,435	60,321	2,037	2,097

Allowance for loan losses, end of period	$25,596	$26,934	$24,079	$11,000	$7,418

Average gross loans	$775,358	$943,101	$1,124,599	$1,107,007	$986,518
Ending gross loans	773,558	793,426	1,040,312	1,158,480	1,044,770
Nonaccrual loans (1)	53,028	91,405	96,936	42,968	4,810
Net loans charged-off as a percentage of average gross loans	2.82%	4.39%	5.36%	0.18%	0.21%
Allowance for loan losses as a percentage of ending gross loans	3.31	3.39	2.31	0.95	0.71
Allowance for loan losses as a percentage of nonaccrual loans	48.27	29.47	24.84	25.60	154.22

(1)	Includes $5.8 million and $27.9 million of loans classified as commercial loans held for sale at December 31, 2011 and 2010, respectively.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the years ended December 31, 2011, 2010 and 2009 were $15.1 million, $33.7 million and $54.5 million in gross loans charged-offs, respectively, representing partial charge-offs on loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the loans to the fair value of the underlying collateral less estimated costs to sell which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all troubled debt restructurings, whether performing or not, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At December 31, 2011, we had one loan relationship totaling $3.0 million with a Bank-funded interest reserve. Based on its performance, this loan is not considered impaired.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral but may also include discounted future cash flows or, in rare cases, the market value of the loan itself. The following table summarizes the composition of impaired loans including commercial loans held for sale at the dates indicated (in thousands).

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Commercial loans held for sale	$8,366	$—	$5,812	$14,178
Loans, gross	37,461	9,276	23,054	69,791

Total impaired loans	$45,827	$9,276	$28,866	$83,969

	December 31, 2010
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Commercial loans held for sale	$14,924	$2,263	$25,174	$42,361
Loans, gross	24,605	3,105	45,769	73,479

Total impaired loans	$39,529	$5,368	$70,943	$115,840

At December 31, 2011, $62.5 million of our loans evaluated individually for impairment including commercial loans held for sale were valued based on collateral value and $21.5 million were valued based on discounted future cash flows.

Generally for larger impaired loans valued based on the value of the collateral, current appraisals performed by approved third party appraisers are the basis for estimating the current fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. The estimated costs to sell the property are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009 and continuing through 2011, we have also used a three-year look-back period for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the

December 31, 2011 allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and changes in the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allocation of the allowance for loan losses, by portfolio segment, at and for the years ended December 31, 2011 and 2010 (in thousands).

	At and for the year ended December 31, 2011						At and for the year ended December 31, 2010
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934	$24,079

Provision for loan losses	15,478	3,441	827	498	256	20,500	47,100

Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	—	—	—	—	—	2,358

Less: Allowance associated with credit card portfolio sale	—	—	—	—	—	—	452

Loans charged-off	16,532	3,070	1,572	810	848	22,832	42,960
Loans recovered	101	56	115	146	576	994	1,525

Net loans charged-off	16,431	3,014	1,457	664	272	21,838	41,435

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934

Individually evaluated for impairment	$6,196	$215	$88	$6	$—	$6,505	$6,346
Collectively evaluated for impairment	11,830	4,273	1,774	1,203	11	19,091	20,588

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934

Gross loans, end of period:
Individually evaluated for impairment	$63,625	$4,614	$1,508	$44	$—	$69,791	$73,479
Collectively evaluated for impairment	414,951	180,890	47,873	52,727	7,326	703,767	719,947

Total gross loans	$478,576	$185,504	$49,381	$52,771	$7,326	$773,558	$793,426

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

We believe that the allowance for loan losses at December 31, 2011 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to clients that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid.

In general, certain credit quality statistics related to our loan portfolio have shown improvement. Loans migrating into nonaccrual status in 2011 totaled $34.7 million compared to $74.2 million in 2010 and $132.2 million in 2009. In addition, nonaccrual loans of $53.0 million at December 31, 2011 represent a 53.1% reduction from the peak at March 31, 2010 and loans 30 days or more past due of 0.62% at December 31, 2011 are down from 1.25% at March 31, 2010 and have declined each of the last four quarters. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations and cash flows.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased by $2.3 million (8.2%) during the year ended December 31, 2011 while long-lived assets held for sale increased $1.4 million during the same period.

We provide commercial and consumer banking through 29 branches. At December 31, 2011, we also had 32 ATMs and six limited service branches located in retirement centers in the Upstate. Additionally, the Bank maintains a separate leased investment office location in Greenville County.

At December 31, 2011, a vacant bank-owned branch facility with a net book value of $235 thousand was listed as held for sale and included in Other assets in the Consolidated Balance Sheets. This facility was under contract for sale during 2011, however, the sale did not close as scheduled and, accordingly, the property has been relisted. In June 2011, the Company also began marketing for sale a vacant parcel of land which, at December 31, 2011, was included in Other assets in the Consolidated Balance Sheets at a net book value of $562 thousand.

In December 2011, we announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the acquirer will purchase the real estate, equipment, substantially all of the loans and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. We will also consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood. These consolidations are expected to be completed on March 30, 2012. The Blacksburg and North Harper branches are owned facilities and were classified as assets held for sale during the fourth quarter 2011, are included in Other assets within the Consolidated Balance Sheets and are stated at the lower of their net book value or fair value, which totaled $408 thousand at December 31, 2011.

During 2011, we reduced our ATM fleet from 37 units to 32 units with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. We also reduced one additional remote ATM effective with its ground lease expiration in January 2012 and plan to eliminate an additional remote ATM by March 31, 2012. Of the 32 automatic teller machines at December 31, 2011, four were nonbranch locations.

Goodwill

In the third quarter 2010, we recorded a goodwill impairment charge of $3.7 million representing the entire balance of goodwill at that time. Goodwill resulted from past business combinations from 1988 through 1999. Prior to writing-off the remaining balance of goodwill, we performed our annual impairment testing as of June 30 each year. However, due to the overall adverse economic environment and the negative impact on the banking industry as a whole including the impact to the Company resulting in net losses and a decline in market capitalization, we also performed quarterly impairment tests of our goodwill in 2010.

The first step of the goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of our reporting unit goodwill was based on the terms of the Private Placement. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The evaluation at September 30, 2010 indicated that the carrying value of the Company’s goodwill exceeded the fair value and resulted in a third quarter 2010 noncash charge of $3.7 million thereby eliminating goodwill as an asset on the Company’s Consolidated Balance Sheets. This charge had no impact on the liquidity, regulatory capital or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statement of Income (Loss).

Deferred Tax Asset, net

As of December 31, 2010, prior to any valuation allowance, gross deferred tax assets totaling $25.9 million and gross deferred tax liabilities totaling $5.4 million were recorded in the Company’s Consolidated Balance Sheets. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous three years, limitations on future utilization of various deferred tax assets under the Internal Revenue Code and available tax planning strategies, we recorded a valuation allowance against the net deferred tax asset in the amount of $20.5 million through a charge against income tax expense (benefit) at December 31, 2010. At December 31, 2011, as a result of the pretax loss for the year ended December 31, 2011, gross deferred tax assets increased to $36.9 million while gross deferred tax liabilities increased to $8.8 million. Based on a continued evaluation of the factors considered at December 31, 2010, including the limitation on the future utilization of net operating losses and unrealized built-in losses as disclosed below, we continued to maintain a full valuation allowance against the net deferred tax asset to fully offset the income tax benefit that otherwise would have been recorded.

For the year ended December 31, 2011, the deferred income tax benefit of $2.7 million consisted of a reduction in the valuation allowance required against the net deferred income tax asset that resulted from favorable net adjustments for deferred income taxes charged against accumulated other comprehensive income. During 2011, $3.3 million of deferred income taxes pertaining to changes in net unrealized gains and losses on available for sale investment securities was charged against other comprehensive income. This amount was partially offset by $648 thousand of deferred income taxes pertaining to our defined benefit pension plan that impacted other comprehensive income.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, we were required to evaluate potential limitation or deferral of our ability to carry forward preacquisition net operating losses and to determine the amount of NUBIL, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within five years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as preacquisition built-in losses are ultimately realized. As of December 31, 2011, we currently estimate that future utilization of net operating loss carryforwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be known until the five year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2011 and December 31, 2010, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing of such a reversal is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Deposit Activities

Deposit accounts have historically been our primary source of funds and a competitive strength. These accounts also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges. We set annual targets for deposit accounts in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	December 31,
	2011		2010		2009		2008		2007
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$155,406	14.6%	$141,281	12.0%	$142,609	11.7%	$134,465	12.6%	$135,920	12.8%
Interest-bearing transaction deposit accounts	305,360	28.7	292,827	25.0	307,258	25.3	364,315	34.0	387,248	36.6

Transaction deposit accounts	460,766	43.3	434,108	37.0	449,867	37.0	498,780	46.6	523,168	49.4
Money market deposit accounts	145,649	13.7	143,143	12.2	119,082	9.8	93,746	8.7	118,681	11.2
Savings deposit accounts	59,117	5.5	49,472	4.2	40,335	3.3	36,623	3.4	34,895	3.3
Time deposit accounts	398,649	37.5	546,639	46.6	605,630	49.9	442,347	41.3	382,859	36.1

Total deposits	$1,064,181	100.0%	$1,173,362	100.0%	$1,214,914	100.0%	$1,071,496	100.0%	$1,059,603	100.0%

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a $5 monthly fee, which is reduced by $0.25 each time an account holder uses their debit card (prior to August 1, 2011 the reduction was $0.50 per transaction). Thus, 20 debit card transactions per month result in no monthly fee to the account holder (10 monthly debit card transactions resulted in no monthly fee prior to August 1, 2011). However, we earn a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the accountholders for items such as airfare, car rental and hotel and everyday savings at a variety of national and local retailers and entertainment companies.

The Smart Savings account is an interest-bearing savings account that can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time the account holder uses their debit card. The Company initially matched each $1 transfer with $1 for the first six months. Effective October 1, 2010, the match was reduced to $0.10 per each $1 transfer. The maximum match is $250 per year.

We also evaluated the profitability of all of our preexisting checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate the benefits and features of the MyPal and Smart Savings products and most recently revised the terms of the MyPal account effective August 1, 2011. We also revised and eliminated certain existing fees and implemented new fees based on an analysis of our fee structure in relation to our costs and competitor fees with various implementation dates generally between October 1, 2010 and March 1, 2011.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a client uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to provide coverage for fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. While we did not experience a significant impact in fourth quarter 2011, the results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the potential negative impact on our interchange fees, the Dodd-Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes effective July 1, 2011 and August 1, 2011. Changes included a cap of $192 in overdraft fees per day (which corresponds to six overdraft transactions), implementation of a $1 deminimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50 and a reduction of the number of free foreign ATM transactions on our MyPal account from five per month to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

As a result of the cash received in the Private Placement in October 2010 and general lack of loan growth, we did not pursue retention of higher priced time deposit accounts that matured beginning in the fourth quarter 2010 through the fourth quarter 2011. As these time deposits matured, some were renewed with the Bank but at much lower rates and others were withdrawn from the Bank. Accordingly, the maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. While the amount and weighted average cost of maturing time deposits in 2012 is currently less than 2011 maturities, we expect these maturities to continue to have a positive impact on our cost of deposit funding in 2012 as these time deposits run-off or are replaced at lower rates.

At December 31, 2011, deposit accounts as a percentage of liabilities were 96.8% compared with 94.5% at December 31, 2010. Interest-bearing deposits decreased $123.3 million during the year ended December 31, 2011 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $14.1 million during the same period primarily as a result of focused efforts to grow core deposits, seasonal increases in balances and migration of clients taking advantage of the added benefit of unlimited FDIC coverage given the low interest rate environment. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250 thousand. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. We elected to voluntarily participate in the FDIC’s TAGP through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand. Coverage under the program was in addition to, and separate from, the basic coverage available under the FDIC’s general deposit insurance rules. We believe participation in the program enhanced our ability to retain client deposits. As a result of the Dodd-Frank Act, the voluntary TAGP program ended on December 31, 2010, and all institutions were required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There is not a separate assessment for this coverage as there was for the TAGP program.

The table set forth below summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2011			2010			2009
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$295,004	$109	0.04%	$292,696	$248	0.08%	$323,613	$526	0.16%
Money market deposit accounts	137,416	198	0.14	137,955	622	0.45	108,566	602	0.55
Savings deposit accounts	56,592	32	0.06	46,112	124	0.27	40,871	132	0.32
Time deposit accounts	490,009	8,995	1.84	552,854	12,566	2.27	578,026	18,251	3.16

Total interest-bearing deposits	$979,021	$9,334	0.95%	$1,029,617	$13,560	1.32%	$1,051,076	$19,511	1.86%

Jumbo Time Deposit Accounts.    Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at the date indicated. Jumbo time deposit accounts totaled 21.8% of total interest-bearing liabilities at December 31, 2011. The following table summarizes our jumbo time deposit accounts by maturity at December 31, 2011 (in thousands).

Three months or less	$22,936
Over three months through six months	13,063
Over six months through twelve months	29,082

Twelve months or less	65,081

Over twelve months	133,121

Total jumbo time deposit accounts	$198,202

Jumbo time deposit accounts totaled $247.2 million at December 31, 2010. We believe our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrink our higher priced deposit base contributed to the decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 4.5% at December 31, 2010 to 2.2% at December 31, 2011. This decline was due to the early repayment of FHLB advances in the first half of 2011.

The following table summarizes our borrowings composition at the dates indicated (dollars in thousands).

	December 31,
	2011		2010
	Total	% of total	Total	% of total
Retail repurchase agreements	$23,858	100.0%	$20,720	37.2%
FHLB advances	—	—	35,000	62.8

Total borrowed funds	$23,858	100.0%	$55,720	100.0%

The following table provides further detail with respect to our borrowings composition at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2011	2010	2009
Retail repurchase agreements
Amount outstanding at year-end	$23,858	$20,720	$15,545
Average amount outstanding during year	24,403	22,809	23,227
Maximum amount outstanding at any month-end	24,798	26,106	29,461
Rate paid at year-end	0.01%	0.25%	0.25%
Weighted average rate paid during the year	0.08	0.25	0.25
Commercial paper
Amount outstanding at year-end	$—	$—	$19,061
Average amount outstanding during year	—	8,435	24,085
Maximum amount outstanding at any month-end	—	18,948	27,041
Rate paid at year-end	—%	—%	0.25%
Weighted average rate paid during the year	—	0.25	0.25
Other short-term borrowings
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	11	1	5,335
Maximum amount outstanding at any month-end	—	—	17,295
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	0.62
FHLB borrowings
Amount outstanding at year-end	$—	$35,000	$101,000
Average amount outstanding during year	2,027	95,231	78,166
Maximum amount outstanding at any month-end	5,000	101,000	170,000
Rate paid at year-end	—%	2.99%	2.01%
Weighted average rate paid during the year	3.55	1.79	2.27

Retail Repurchase Agreements.    We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreement, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Commercial Paper.    Through June 30, 2010, we offered commercial paper as an alternative investment tool for our commercial clients. Through a master note arrangement between the Company and the Bank, Palmetto Master Notes were issued as an alternative investment for commercial sweep accounts. These master notes were unsecured but backed by the full faith and credit of the Company. The commercial paper was issued only in conjunction with deposits in the Bank’s automated sweep accounts.

Effective July 1, 2010, as part of our efforts to provide enhanced services to our clients, we terminated the commercial paper program, and all commercial paper accounts were converted to a new money market sweep account. The money market sweep account is an FDIC-insured deposit and includes interest paid on excess balances and automatic transfers between various client accounts.

Wholesale Funding.    Wholesale funding options include lines of credit from correspondent banks, FHLB advances, and the Federal Reserve Discount Window. Such funding provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary from time to time in response to general economic conditions and, in the case FHLB advances, may be fixed or floating rate.

Correspondent Bank Lines of Credit. At December 31, 2011, the Company had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	December 31,
	2011	2010
Correspondent bank line of credit accomodations	$35,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$35,000	$5,000

In April 2011, we obtained an uncommitted overnight variable-rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to approximately 110% of the amount borrowed. Further, in October 2011, the Company obtained an additional $5 million secured line of credit from another correspondent bank. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances and, through September 20, 2011, letters of credit. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. Effective March 2011, we may borrow from the FHLB for terms up to three years, subject to availability of collateral. Previously, from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight. In addition, in June 2011, the Company was notified by the FHLB that its borrowing capacity had been increased from 10% of total assets to 15% of total assets.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	December 31,
	2011	2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$66,690	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	15,410	46,275
Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	—	(50,000)
Excess	82,100	53,303

At December 31, 2011, we had no outstanding advances or letters of credit from the FHLB. As part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, in 2011, we prepaid $35.0 million of FHLB advances resulting in prepayment penalties of $412 thousand. In September 2011, our undrawn $50 million letter of credit with the FHLB matured, and we chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

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

Convertible Debt.    In March 2010, we issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bore interest of 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by us at any time at the discretion of the Board of Directors and were mandatorily convertible into stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. Upon the consummation of the Private Placement on October 7, 2010, the outstanding convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

Capital

At December 31, 2011, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2011	2010	2009
Total shareholders’ equity	$103,482	$113,899	$75,015
Average shareholders’ equity	113,147	87,463	106,906

Shareholders’ equity as a percentage of assets	8.60%	8.40%	5.22%
Average shareholders’ equity as a percentage of average assets	8.80	6.25	7.48

Cash dividends per common share	$—	$—	$0.06
Book value per common share	8.13	9.61	46.20
Dividend payout ratio	n/a	n/a	n/a

Dividends.    In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. However, under the terms of the Consent Order, the Bank is currently prohibited from paying dividends to the Company without the prior consent of its regulatory agencies. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations of the FDIC and others.

Basel III.     Internationally, both the Basel Committee and the Financial Stability Board have committed to raise capital standards and liquidity buffers within the banking system through Basel III. In September 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text that outlines the details and timelines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress and the introduction of two global liquidity standards. For additional disclosure regarding Basel III and other proposed capital requirements, see Item 1. Business.

Private Placement.     In October 2010 we consummated the Private Placement in which institutional investors purchased $103.9 million of shares of our common stock at $10.40 per share. As a result, the Company’s and the Bank’s capital adequacy ratios increased to a level that exceed the minimum capital adequacy ratios to be categorized as well-capitalized and those required by the Consent Order for the Bank.

In addition, the investors have preemptive rights with respect to public or private offerings of our common stock (or rights to purchase, or securities convertible into or exercisable for, common stock) during a 24-month period after the closing of the Private Placement to enable the investors to maintain their percentage interests of our common stock beneficially owned, subject to certain exceptions, including an exception that permitted us to conduct a common stock offering following the closing of the Private Placement of up to $10 million directed to our shareholders as of the close of business on October 6, 2010. With respect to our legacy shareholders, at December 31, 2010, we had issued 194,031 shares of common stock for proceeds of $2.0 million, and in January 2011, we issued an additional 113,477 shares of common stock for proceeds of $1.2 million. Under the terms of the Private Placement, the institutional investors that participated in the Private Placement had the right to purchase any unsubscribed shares from the follow-on offering to the legacy shareholders. As a result, in the first quarter 2011, we issued to these institutional investors 654,031 shares of common stock at $10.40 per share for net proceeds of $6.8 million resulting in the $10 million offering being fully subscribed. The net proceeds of the offerings were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements.    The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Due to the Consent Order, we may not accept brokered deposits unless the FDIC grants a waiver. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such a funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, we were notified by the FDIC that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

The balance of gross deferred income taxes at December 31, 2011 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition, Deferred Tax Asset, net, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at December 31, 2011, we maintained a valuation allowance to fully offset our deferred tax asset at December 31, 2011. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At December 31, 2011, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods and in an amount that may differ from the amount recognized in capital under GAAP.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 8. Financial Statements and Supplementary Data, Note 22, Regulatory Capital Requirements and Dividend Restrictions.

Since December 31, 2011, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Annual Report on Form 10-K.

Equity.    We have authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. In the Private Placement, 9,993,996 shares of common stock were issued in October 2010, 307,508 shares were issued in connection with the follow-on offering to legacy shareholders as of October 6, 2010 and 654,031 shares were issued to the institutional investors in the Private Placement in the first quarter 2011. Authorized but unissued common shares totaled 62,255,999 at February 24, 2012. To date, we have not issued any shares of preferred stock.

Government Financing.    We did not participate in the U.S. Treasury’s Capital Purchase Program offered in 2008 or the U.S. Treasury’s Small Business Lending Fund offered in 2010 and 2011 based on our evaluation of the merits of the programs at that time.

With respect to any other potential government assistance programs in the future, we will evaluate the merits of the programs, including the terms of the financing, our capital position, the cost of alternative capital and our strategy for the use of additional capital, to determine whether it is prudent to participate.

NASDAQ Listing.    One of the requirements of the Private Placement was that we use our reasonable best efforts to list the shares of our common stock on NASDAQ or another national securities exchange within nine months of the closing date of the Private Placement on October 7, 2010. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol PLMT. Concurrent with the listing, our Private Trading System, the passive mechanism hosted on our website that was previously used by buyers and sellers to coordinate trades of our common stock, was terminated.

Board of Directors and Governance.    During 2009, 2010 and 2011, as part of our ongoing self-assessment process, management and the Board of Directors focused on their governance roles and processes to improve the risk management oversight of the Company, refine the roles and responsibilities of the Board of Directors and Board committees and to support an overall healthy corporate culture. In 2010, the Board performed a self-assessment facilitated by an external consultant including comparisons to best practices from recognized authorities such as the Business Roundtable, CalPERS and the national stock exchanges. In 2009 and 2010, the Board also reviewed the Company’s Articles of Incorporation and Bylaws and Committee charters and updated them to fit the current and future size, structure and business activities of the Company. Also, annually starting in 2009, Committees of the Board reviewed and updated their charters and determined annual Committee objectives consistent with the Company’s strategic direction.

As a condition of the Private Placement, the Company appointed three designees of the investors to the Company’s Board of Directors effective October 12, 2010, and these designees have also been appointed to the Board of Directors of the Bank. Based on terms of the Private Placement, the Board of Directors of the Company was reduced to 11 directors, including the three new investor designees, immediately following the consummation of the Private Placement.

In 2010, the Company’s Board separated the role of the Chairman of the Board and the Chief Executive Officer. Effective January 1, 2012, the Board elected an independent director as Chairman of the Board at which time the role of Lead Director was eliminated.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 19, Derivative Financial Instruments and Hedging Activities.

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

Asset liquidity is provided by liquid assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowed funds. We may also issue equity securities, although our common stock has only recently been listed on NASDAQ. To date, no preferred stock has been issued, and there can be no guarantees that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control.

Liquidity resources and balances at December 31, 2011, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general.

•

Executing targeted deposit growth and retention campaigns resulting in retained and new certificates of deposit through September 30, 2010. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our cash position, beginning in the fourth quarter 2010 and continuing into the fourth quarter 2011, we are not pursuing special CD campaigns and have reduced our deposit pricing to allow our higher priced CDs to roll off as they mature.

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

•	Accelerating the filing of income tax refund claims resulting in refunds received totaling $27.7 million in 2010 and 2011.

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather reinvesting in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we have redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. Additionally, during 2011, cash balances were used to fund strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to expected liquidity needs.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing CDs. As a result these measures, cash and cash equivalents declined from December 31, 2010 to December 31, 2011.

In December 2011, the Company announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches subject to regulatory approval. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the counterparty will purchase the real estate, equipment, substantially all of the loans and certain other assets and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. At December 31, 2011, these branches had loans and deposits totaling $10.9 million and $47.8 million, respectively. Upon closing of the transaction, we will have to transfer cash to the purchasing institution in an amount equal to the excess of liabilities assumed over assets purchased and any deposit premium, is estimated to be $836 thousand based on December 31, 2011 balances. The Bank will also consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood and is expected to complete these consolidations on March 30, 2012. These branches had loans and deposits totaling $15.3 million and $44.4 million, respectively, at December 31, 2011. We may experience increased run-off of loan and deposit balances from accounts associated with these branches as a result of our decision to consolidate these locations.

Cash Flow Needs

In the normal course of business, we enter into various transactions some of which, in accordance with accounting principles generally accepted in the U.S., are not recorded in our Consolidated Balance Sheets. These transactions may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets, if any.

Lending Commitments and Standby Letters of Credit.    Our nonmortgage lending commitments and standby letters of credit do not meet the criteria to be accounted for at fair value since our commitment letters contain material adverse change clauses. Accordingly, we account for these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration date and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at December 31, 2011 was $378 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our commitments, guarantees and other contingencies, see Item 8. Financial Statements and Supplementary Data, Note 18, Commitments, Guarantees, and Other Contingencies.

Derivatives.    For disclosure regarding our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 19, Derivative Financial Instruments and Hedging Activities.

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

In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter of 2009. Subsequent to the first quarter 2009, the Board of Directors suspended the quarterly common stock dividend. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, payment of a dividend on our common stock requires prior notification to and nonobjection from the applicable banking regulators. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations from the FDIC and others.

Contractual Obligations.    In addition to the contractual commitments and arrangements previously described, we enter into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2011 (in thousands) except obligations for teammate benefit plans as these obligations are paid from separately identified assets that are not included in our Consolidated Financial Statements. For disclosure regarding this teammate benefit plan, see Item 8. Financial Statements and Supplementary Data, Note 15, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,785	$3,221	$3,078	$11,298	$19,382
Time deposit accounts	190,279	195,537	12,775	58	398,649

Total	$192,064	$198,758	$15,853	$11,356	$418,031

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

Real property operating lease obligations summarized in the preceding table:

•	Include obligations with regard to one branch that was consolidated during 2008 that is leased by the Company and is currently vacant. This lease obligation expires in March 2012.

•

Include obligations for which we are contractually obligated without adjustment for the anticipated impact of our reduction in our branch network. In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. The Bank will consolidate the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood and is expected to complete these consolidations on March 30, 2012. The South Main branch is a leased location. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. The Rock Hill branch and adjacent office space are leased locations.

•	Do not include the parking leases in downtown Greenville which are paid on a month-to-month basis.

We relocated our corporate headquarters to downtown Greenville, South Carolina during March 2009 into a leased facility.

The Company enters into agreements with third parties with respect to the leasing, servicing and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually or in the aggregate with regard to our Consolidated Financial Statements, we have not included such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations and cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2011 cannot be reasonably estimated at this time.

In conjunction with our annual budgeting process, capital expenditures are approved for the coming year. During the budgeting process for 2012, the Board of Directors approved $2.6 million in technological and facilities capital expenditures. Generally, purchase obligations are not made in advance of such purchases, although, to obtain discounted pricing, we may enter into such arrangements. In addition, we anticipate that expenditures will be required during 2012 that could not have been expected and, therefore, were not approved during the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from our operational cash flows.

Although we expect to make capital expenditures in years subsequent to 2012, capital expenditures are reviewed on an annual basis. Therefore, we have not yet estimated capital expenditure obligations for years subsequent to 2012.

Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	For the years ended December 31,			2011 to 2010 comparison
	2011	2010	2009	Dollar variance	Percent variance
Interest income
Interest earned on cash and cash equivalents	$347	$498	$215	$(151)	(30.3)%
Dividends received on FHLB stock	48	23	19	25	108.7
Interest earned on investment securities available for sale	6,921	3,725	5,667	3,196	85.8
Interest and fees earned on loans (1)	44,502	51,321	58,594	(6,819)	(13.3)

Total interest income	51,818	55,567	64,495	(3,749)	(6.7)
Interest expense
Interest paid on deposits	9,334	13,560	19,511	(4,226)	(31.2)
Interest paid on retail repurchase agreements	20	57	58	(37)	(64.9)
Interest paid on commercial paper	—	21	60	(21)	(100.0)
Interest paid on other short-term borrowings	—	—	33	—	—
Interest paid on FHLB borrowings	72	1,708	1,777	(1,636)	(95.8)
Other	—	20	—	(20)	(100.0)

Total interest expense	9,426	15,366	21,439	(5,940)	(38.7)

Net interest income	42,392	40,201	43,056	2,191	5.5
Provision for loan losses	20,500	47,100	73,400	(26,600)	(56.5)

Net interest income (expense) after provision for loan losses	21,892	(6,899)	(30,344)	28,791	417.3

Noninterest income
Service charges on deposit accounts, net	7,547	7,543	8,275	4	0.1
Fees for trust, investment management and brokerage services	3,083	2,597	2,275	486	18.7
Mortgage-banking	1,757	1,794	1,903	(37)	(2.1)
Automatic teller machine	938	972	1,136	(34)	(3.5)
Merchant services	15	937	1,079	(922)	(98.4)
Bankcard services	238	1,793	658	(1,555)	(86.7)
Investment securities gains, net	157	10	2	147	1,470.0
Other	1,691	1,221	1,078	470	38.5

Total noninterest income	15,426	16,867	16,406	(1,441)	(8.5)
Noninterest expense
Salaries and other personnel (1)	23,807	23,617	22,748	190	0.8
Occupancy	4,503	4,778	4,293	(275)	(5.8)
Furniture and equipment	3,807	3,841	3,407	(34)	(0.9)
Professional services	1,960	2,507	1,709	(547)	(21.8)
FDIC deposit insurance assessment	3,012	4,487	3,261	(1,475)	(32.9)
Marketing	1,803	1,407	1,114	396	28.1
Foreclosed real estate writedowns and expenses	7,470	11,656	3,233	(4,186)	(35.9)
Goodwill impairment	—	3,691	—	(3,691)	(100.0)
Loss on commercial loans held for sale	8,119	7,562	—	557	7.4
Other	8,901	7,966	8,510	935	11.7

Total noninterest expense	63,382	71,512	48,275	(8,130)	(11.4)

Net loss before benefit for income taxes	(26,064)	(61,544)	(62,213)	35,480	57.6
Benefit for income taxes	(2,664)	(1,342)	(22,128)	(1,322)	98.5

Net loss	$(23,400)	$(60,202)	$(40,085)	$36,802	61.1%

Common and per share data
Net loss—basic	$(1.86)	$(15.13)	$(24.86)	$13.27	87.7%
Net loss—diluted	(1.86)	(15.13)	(24.86)	13.27	87.7
Cash dividends	—	—	0.24	—	—
Book value	8.13	9.61	46.20	(1.48)	(15.4)
Weighted average common shares outstanding—basic	12,555,247	3,978,250	1,612,439
Weighted average common shares outstanding—diluted	12,555,247	3,978,250	1,612,439

(1)

Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted interest and fees earned on loans and salaries and other personnel expense. The reclassification did not have any impact on net loss for any period.

Summary

Historically, our earnings were driven primarily by our net interest margin which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 500 to 525 basis points in interest rates by the Federal Reserve in 2007 and 2008 and a general flattening of the yield curve, we have become much more focused on increasing our noninterest income and managing expenses.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At December 31, 2011, loans aggregating $201.0 million had interest rate floors of which $172.9 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is becoming more difficult to originate loans with floors in the current environment. In 2010 and 2011, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed $124.0 million of higher priced certificates of deposit accounts at rates ranging from 1.34% to 4.67% to roll off the balance sheet as they matured.

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

•

In addition to these fee structure changes, we are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges and debit card transactions. We also evaluated the profitability of all of our preexisting checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees and implemented new fees with various implementation dates generally between October 1, 2010 and March 1, 2011 and increased our Trust fees in April and August 2011. We continue to evaluate our fee structure related to all of our products and services. In the fourth quarter 2011, we evaluated all of our Retail and Commercial deposit accounts for service charge waivers and began re-implementing service charges for a number of clients beginning in the first quarter 2012.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. Through the end of 2011, we have performed process improvement reviews of all significant areas of the Company and implemented a significant number of recommendations to improve our operating efficiency. In addition, in the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, the Company announced its plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount by 20% from the peak of 420 at December 31, 2008 to 333 by the end of the second quarter 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million compared to 2011 earnings. The positive impact of these actions is partially offset by a $343 thousand charge recorded in the fourth quarter 2011 reflecting severance and retention, asset impairments and other costs related to these actions. We expect to record an additional charge of $425 thousand in the first quarter 2012 representing the remaining expenses directly associated with these actions.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services business and entered into a referral and services agreement with Global Direct related to our merchant services business which resulted in a net gain of $587 thousand. Similarly, in December 2010, we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc. which resulted in a net gain of $1.2 million.

To further accelerate efforts to improve our earnings, we engaged external strategic consulting firms in 2010 and 2011 that specialize in the assessment of banking products and services, revenue enhancements and efficiency reviews across substantially all areas of the Company. The use of such consultants declined significantly in 2011, and we do not currently anticipate the use of such consultants in 2012.

In addition, to increase our market share and improve earnings, we implemented tailored “go-to-market” strategies for each of our businesses including products and services, marketing plans, teammate expertise and training. We believe we are also attracting new clients given the significant disruption occurring in our markets from the acquisition of local banks by out-of-state institutions.

We are continuing our keen focus on improving credit quality and earnings. Overall, we have repositioned the balance sheet to utilize our excess cash more effectively and improve our net interest margin. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing CDs. We are continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go-to-market” strategies with relevant products and services and marketing plans by business.

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

During the second half of 2008 and continuing throughout 2011, the financial markets experienced significant volatility resulting from the continued fallout of the global economic downturn. A multitude of government initiatives, along with interest rate cuts and other monetary policy initiatives by the Federal Reserve, have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression. Net interest margin compression would also be impacted by potential credit quality deterioration of assets.

Net Interest Income

Net interest income totaled $42.4 million for the year ended December 31, 2011 compared with $40.2 million for the year ended December 31, 2010. Overall, net interest income for the year ended December 31, 2011 was impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment through 2011. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although recent competitive pressures are making the presence of such floors more difficult. At December 31, 2011, loans aggregating $201.0 million had interest rate floors of which $172.9 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the year ended December 31, 2011 totaling $2.3 million.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $3.0 million for the year ended December 31, 2011 when compared with investing these funds at the average yield of 2.61% on our investment securities, since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we have begun redeploying this cash balance into investment securities and also prepaid all of our $96 million of FHLB advances beginning in December 2010 and continuing through May 2011.

•

Reduction of $71.8 million in total loans during 2011 as repayments, sales and charge-offs outpaced new loan originations given limited loan demand from credit-worthy clients. We are intentionally seeking to sell commercial loans held for sale with an aggregate net book value of $14.2 million and expect total loans to continue to decline as those sales occur. However, we are actively pursuing new loan originations and are keenly focused on generating additional loan growth going forward to borrowers with satisfactory credit and financial strength.

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

	For the years ended December 31,
	2011			2010			2009
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$143,338	$347	0.24%	$215,482	$498	0.23%	$96,546	$215	0.22%
FHLB stock	5,384	48	0.89	6,908	23	0.33	6,363	19	0.30

Investment securities available for sale, taxable (1)	159,759	3,581	2.24	91,338	2,251	2.46	70,693	4,027	5.70
Investment securities available for sale, nontaxable (1)	105,692	3,340	3.16	44,041	1,474	3.35	48,545	1,640	3.38

Total investment securities available for sale	265,451	6,921	2.61	135,379	3,725	2.75	119,238	5,667	4.75

Loans (2)	826,091	44,502	5.39	967,882	51,321	5.30	1,130,809	58,594	5.18

Total interest-earning assets	1,240,264	51,818	4.18	1,325,651	55,567	4.19	1,352,956	64,495	4.77

Noninterest-earning assets
Cash and cash equivalents	9,754			11,438			22,983
Allowance for loan losses	(26,098)			(25,818)			(16,831)
Premises and equipment, net	27,464			29,217			29,270
Goodwill	—			2,749			3,688
Accrued interest receivable	4,830			4,223			4,934
Foreclosed real estate	17,236			25,952			14,887
Income tax refund receivable	2,220			7,231			57
Other	10,478			18,949			16,779

Total noninterest-earning assets	45,884			73,941			75,767

Total assets	$1,286,148			$1,399,592			$1,428,723

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$295,004	$109	0.04%	$292,696	$248	0.08%	$323,613	$526	0.16%
Money market deposit accounts	137,416	198	0.14	137,955	622	0.45	108,566	602	0.55
Savings deposit accounts	56,592	32	0.06	46,112	124	0.27	40,871	132	0.32
Time deposit accounts	490,009	8,995	1.84	552,854	12,566	2.27	578,026	18,251	3.16

Total interest-bearing deposits	979,021	9,334	0.95	1,029,617	13,560	1.32	1,051,076	19,511	1.86

Retail repurchase agreements	24,403	20	0.08	22,809	57	0.25	23,227	58	0.25
Commercial paper (Master notes)	—	—	—	8,435	21	0.25	24,085	60	0.25
Other short-term borrowings	11	—	—	1	—	—	5,335	33	0.62
FHLB borrowings	2,027	72	3.55	95,231	1,708	1.79	78,166	1,777	2.27
Convertible debt	—	—	—	199	20	10.06	—	—	—

Total interest-bearing liabilities	1,005,462	9,426	0.94	1,156,292	15,366	1.33	1,181,889	21,439	1.81
Noninterest-bearing liabilities
Noninterest-bearing deposits	156,773			143,974			134,138
Accrued interest payable	1,070			1,588			2,209
Other	9,696			10,275			3,581

Total noninterest-bearing liabilities	167,539			155,837			139,928

Total liabilities	1,173,001			1,312,129			1,321,817

Shareholders’ equity	113,147			87,463			106,906

Total liabilities and shareholders’ equity	$1,286,148			$1,399,592			$1,428,723

NET INTEREST INCOME / NET YIELD ON INTEREST-EARNING ASSETS		$42,392	3.42%		$40,201	3.03%		$43,056	3.18%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences.    The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. There have been no changes by the Federal Reserve with regard to the targeted federal funds interest rate since December 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and in 2011 began a program designed to reduce long-term interest rates resulting in a flattening of the yield curve. In January 2012, the Federal Reserve announced that the target fed funds rate would be held at current levels through late 2014.

Rate / Volume Analysis.    The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the year ended December 31, 2011 compared with the year ended December 31, 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(176)	$25	$(151)
FHLB stock	(4)	29	25
Investment securities available for sale	3,380	(184)	3,196
Loans	(7,653)	834	(6,819)

Total interest income	$(4,453)	$704	$(3,749)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$2	$(141)	$(139)
Money market deposit accounts	(2)	(422)	(424)
Savings deposit accounts	37	(129)	(92)
Time deposit accounts	(1,326)	(2,245)	(3,571)

Total interest paid on deposits	(1,289)	(2,937)	(4,226)

Retail repurchase agreements	4	(41)	(37)
Commercial paper	(11)	(10)	(21)
FHLB borrowings	(2,492)	856	(1,636)
Convertible debt	(20)	—	(20)

Total interest expense	$(3,808)	$(2,132)	$(5,940)

Net interest income	$(645)	$2,836	$2,191

	For the year ended December 31, 2010 compared with the year ended December 31, 2009
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$275	$8	$283
FHLB stock	2	2	4
Investment securities available for sale	920	(2,862)	(1,942)
Loans	(8,677)	1,404	(7,273)

Total interest income	$(7,480)	$(1,448)	$(8,928)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$(46)	$(232)	$(278)
Money market deposit accounts	65	(45)	20
Savings deposit accounts	27	(35)	(8)
Time deposit accounts	(765)	(4,920)	(5,685)

Total interest paid on deposits	(719)	(5,232)	(5,951)

Retail repurchase agreements	(1)	—	(1)
Commercial paper	(39)	—	(39)
Other short-term borrowings	(17)	(16)	(33)
FHLB borrowings	347	(416)	(69)
Convertible debt	20	—	20

Total interest expense	$(409)	$(5,664)	$(6,073)

Net interest income	$(7,071)	$4,216	$(2,855)

Provision for Loan Losses

Provision for loan losses decreased from $47.1 million during the year ended December 31, 2010 to $20.5 million for the year ended December 31, 2011. The decrease was due primarily to declining charge-offs based on receipt of updated appraisals and credit quality indicators generally showing continued stabilization over the course of 2011. We also experienced more stabilization of loan migrations to nonaccrual status and past dues, a lower loss severity on individual problem assets and a more favorable mix of the loan portfolio based on the type of new loan originations. The level of the provision for loan losses may continue to remain volatile in 2012 and will be heavily influenced by the level of nonaccrual loans and troubled debt restructurings as well as real estate collateral values. See also Financial Condition, Lending Activities for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General.    The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Service charges on deposit accounts, net	$7,547	$7,543	$8,275
Fees for trust, investment management and brokerage services	3,083	2,597	2,275
Mortgage-banking	1,757	1,794	1,903
Automatic teller machine	938	972	1,136
Merchant services	15	937	1,079
Bankcard services	238	1,793	658
Investment securities gains, net	157	10	2
Other	1,691	1,221	1,078

Total noninterest income	$15,426	$16,867	$16,406

Service Charges on Deposit Accounts, Net.    Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.7% of average transaction deposit balances for both the years ended December 31, 2011 and 2010. The slight increase in service charges on deposit accounts of $4 thousand resulted from our efforts to offset the negative impact of certain fee income restrictions imposed by legislative actions and declines in overdraft fees and service charges on transaction account. For example, in 2011 our efforts included the imposition of a new fee relative to accounts in continuous overdraft positions.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as internet banking and bill payment service, are now provided to clients free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry.

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010 for new clients and August 15, 2010 for existing clients, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. To continue to have overdraft services available to those clients who desired to have this service, we were proactive in encouraging our deposit clients to opt-in to overdraft protection. However, not all of our clients who have previously utilized overdraft features have opted-in to overdraft protection. In addition, in June 2011 the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule, which went into effect on October 1, 2011, caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks which could be pressured by the marketplace to lower their own interchange rates.

In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts for service charge waivers and began reimplementing service charges for a number of clients beginning in the first quarter 2012.

Fees for Trust, Investment Management and Brokerage Services.    Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. The increase in this category was due to a $424 thousand increase in trust and insurance fees while brokerage service fees increased $62 thousand.

The increase is trust fees resulted from modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing clients as well as an increase in assets under management. The average market value of assets under management increased from $230.3 million in 2010 to $256.1 million in 2011. The increase in assets under management was the result of new account growth, $33 million of which was the result of new business generated by a new Trust officer since hiring in February 2011. The positive impact of asset growth was offset partially by the negative impact of market value changes in client balances as well as accounts that transferred or settled during the year.

Brokerage income increased during 2011 when compared with 2010 primarily as a result of change in the mix and type of accounts under management during the year. The average market value of brokerage assets under management increased slightly from $177.7 million in 2010 to $178.8 million in 2011. The positive impact of asset growth was offset during 2011 by the negative impact of market value changes in client balances as well as accounts that transferred during the year.

Mortgage-Banking.    Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $397.5 million and $423.6 million at December 31, 2011 and December 31, 2010, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2011	2010	2009
Mortgage-servicing fees	$1,046	$1,069	$978
Gain on sale of mortgage loans held for sale	871	1,256	1,728
Mortgage-servicing rights portfolio amortization and impairment	(775)	(798)	(1,271)
Derivative loan commitment income	302	22	41
Forward sales commitment income (expense)	12	(12)	91
Other	301	257	336

Total mortgage-banking income	$1,757	$1,794	$1,903

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.25%	0.24%

Mortgage-banking income decreased $37 thousand (2.1%) from the year ended December 31, 2010 to the year ended December 31, 2011. Gains on sales of mortgage loans declined approximately $385 thousand (30.7%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $23 thousand (2.9%) from the year ended December 31, 2010 to the year ended December 31, 2011. The decline in gain on sale of mortgage loans was the result of lower volumes of loans sold over the period. Mortgage loans held for sale originated during the year ended December 31, 2011 and 2010 totaled $42.8 million and $65.5 million, respectively, while sales over the same periods were $44.8 million and $65.8 million, respectively. During certain periods of 2011, we made the strategic decision to begin keeping a targeted amount of mortgage production in our held for investment loan portfolio to utilize excess liquidity and supplement weak commercial loan demand thereby reducing current gains on sales of mortgage loans but increasing future interest income.

Derivative loan commitment income and forward sales commitment income increased $280 thousand during 2011 over 2010 while forward sales commitment income increased $24 thousand over the same period. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. In March 2011, we completed a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business and are in the process of implementing the resulting recommendations.

Automatic Teller Machine.    Automatic teller machine income decreased $34 thousand (3.5%) from the year ended December 31, 2010 to the year ended December 31, 2011. As part of our Strategic Project Plan, we are evaluating the number, locations and functionality of our ATM fleet. In the third quarter 2011, we reduced our ATM fleet from 37 units to 32 units with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. All of the five ATMs that were terminated were redeployed as replacements of older model ATMs located at certain branches. We reduced an additional remote ATM effective in conjunction with its ground lease expiration in January 2012 and plan to eliminate an additional remote ATM by the end of March 2012.

Merchant Services.    Merchant services income decreased $922 thousand (98.4%) from the year ended December 31, 2010 to the year ended December 31, 2011. As previously disclosed, we have been critically evaluating each of our product lines to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation, on March 31, 2010, we sold this product line and entered into a referral and services agreement with Global Direct related to our merchant services business resulting in a gross payment to the Company of $786 thousand which was included in Merchant services income in the amount of $559 thousand, net of transaction fees, during the three months ended March 31, 2010. Under the agreement, Global Direct provides services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer clients that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Bankcard Services.    Bankcard services income decreased $1.6 million (86.7%) from the year ended December 31, 2010 to the year ended December 31, 2011. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. resulting in a net gain of $1.2 million. In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account that is referred by the Company in addition to a share of the interest and interchange income on such accounts. We retain recourse on certain accounts totaling $135 thousand at December 31, 2011 for which we have accrued a related liability of $14 thousand.

Other.    Other noninterest income increased $470 thousand (38.5%) from the year ended December 31, 2010 to the year ended December 31, 2011. The increase was primarily a result of the following:

•

Increased net debit card fees of $128 thousand resulting primarily from increased debit card activity associated with the MyPal checking account which is designed to incent debit card usage through service charge reductions and a rewards program. Efforts to maintain and / or increase debit card fees are being pressured by increased regulatory restrictions.

•

As noted above, in connection with our ongoing strategic review of the business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. We also entered into an interim servicing agreement to cover the period through the date the accounts were transferred to the third party’s system. In connection with the interim servicing agreement, we received a monthly servicing fee per active account for providing servicing related functions such as payment processing, collections, customer service and billing. Based on the structure of the interim servicing agreement, the servicing fee to be received was considered adequate compensation for the services to be performed, and, therefore, no servicing asset or liability was recognized in connection with the sale. Other noninterest income of $202 thousand was recorded during 2011 pursuant to this servicing agreement. The interim servicing agreement expired in September 2011, and servicing of the credit card accounts was transferred to Elan Financial Services, Inc. As a result, we do not anticipate future income relative to this servicing agreement.

•

We are evaluating other noninterest sources of income. To this end, we revised our existing fees and implemented new fees such as check cashing fees, a skip-a-payment program and loan extension fees with various implementation dates generally between October 1, 2010 and March 1, 2011. Additionally, we have increased our efforts for collection of existing fees. These initiatives resulted in increased other noninterest income during 2011 of $201 thousand.

Noninterest Expense

General.    The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009, 2010 and 2011 and are continuing to review other expense areas for additional reductions. Examples of reductions realized include:

•	Freezing most teammate salaries effective May 1, 2009 to February 28, 2011 with the salary freeze reimplemented effective March 1, 2012,

•	Eliminating the officer cash incentive plan awards under the corporate incentive plan for 2009, 2010 and 2011,

•	Reducing our Saturday banking hours from 2:00 p.m. to noon in September 2009 as well as changing six branches from having office hours on Saturdays to drive-thru only in October 2011,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,

•

Reducing officer perquisites including elimination in 2010 of all bank-owned automobiles, reduction in coverage for annual physical examinations, elimination in 2010 of Company paid life insurance premiums for certain officers and termination of officer participation in the Supplemental Executive Retirement Plan,

•	Outsourcing certain operational functions, and

•	Renegotiating vendor contracts for price reductions and consolidating vendors for volume pricing.

With the assistance from a third party consulting firm, we also reviewed our retail banking network from March 2010 through June 2010 and implemented process improvements and other recommendations that we believe are resulting in reduced expenses. In September 2010 through January 2011, with assistance from the same consulting firm, we performed a comprehensive review of our lending process that we believe is similarly resulting in efficiency improvements and cost savings. Savings have also been realized from more fully leveraging existing technology, implementing more advanced technology and other process improvements. To date, these expense reductions have been more than offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our higher level of nonperforming assets.

Additionally, in the third quarter 2011, the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, the Company announced its plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches. In addition to the branch reductions, we are also taking a number of additional steps in 2012 to accelerate our return to profitability with additional examples including:

•

Outsourcing of our check processing function to a third party provider that will result in a higher level of expertise and reduced risk, enhanced statement rendering capability and improved efficiency,

•	Increased internal audit co-sourcing that will allow us to take advantage of increased expertise and reduced costs,

•	Reinstitution of a Company-wide salary freeze effective March 1, 2012,

•	Suspension of the Company’s ongoing regular 401(k) match in 2012 which has been replaced with a discretionary match that may be paid upon our reaching an appropriate level of profitability,

•	Replacing Company-provided perquisites for certain members of management with a lower annual allowance, and

•	Reduction of Telephone Banking hours on weekdays to better align staffing levels with peak call times.

As a result of these actions and attrition during 2011 for which the positions were not replaced, the Company expects to reduce headcount by 20% from the peak of 420 at December 31, 2008 to 333 by the end of the second quarter 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million as compared to 2011 earnings. The positive impact of these actions is partially offset by a $343 thousand charge recorded in the fourth quarter 2011 reflecting severance and retention, asset impairments and other costs related to these actions. We expect to record an additional charge of $425 thousand in the first quarter 2012 representing the remaining expenses directly associated with these actions.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the year ended December 31,
	2011	2010	2009
Salaries and other personnel	$23,807	$23,617	$22,748
Occupancy	4,503	4,778	4,293
Furniture and equipment	3,807	3,841	3,407
Professional services	1,960	2,507	1,709
FDIC deposit insurance assessment	3,012	4,487	3,261
Marketing	1,803	1,407	1,114
Foreclosed real estate writedowns and expenses	7,470	11,656	3,233
Goodwill impairment	—	3,691	—
Loss on commercial loans held for sale	8,119	7,562	—
Other	8,901	7,966	8,510

Total noninterest expense	$63,382	$71,512	$48,275

Salaries and Other Personnel.    Salaries and other personnel expense increased $190 thousand (0.8%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of decreased salaries resulting from a decline in full-time equivalent teammates (or employees) (“FTE”) from 394 at December 31, 2010 to 352 at December 31, 2011 and reductions in pension plan expenses, miscellaneous employee insurance benefits, and an increase in deferred loan origination costs offset by increases in the use of contract labor primarily to support our information technology infrastructure, medical insurance premiums, short-term and long-term incentive plan expenses, and severance and retention expenses as discussed below. Contributing to the 2011 decline in miscellaneous employee insurance benefits was the elimination in 2010 of Company paid life insurance premiums for certain officers and the termination of officer participation in the Supplemental Executive Retirement Plan. While total FTEs declined, certain positions that became open were replaced with higher paid teammates as part of our plan to recruit personnel with specific industry expertise and experience. In 2011, additions to headcount were primarily focused in revenue generating roles such as commercial lending, trust and retail banking. In connection with the execution of our Strategic Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. In connection with our branch reduction actions and certain other strategic actions announced in December 2011, we expect FTE to decline to 333 by the end of the second quarter 2012. As a result of these planned reductions, we accrued $63 thousand in severance and retention expense in the fourth quarter 2011 and expect to record an additional $425 thousand in the first quarter 2012. The severance and retention payments will be made when the impacted teammates satisfy their remaining service obligations. The actual amount of severance and retention payments will depend on whether or not impacted teammates are still employed by the Company as of their scheduled termination dates.

Notwithstanding our actions to reduce Salaries and other personnel expense, we continue working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy.     Occupancy expenses decreased $275 thousand (5.8%) during the year ended December 31, 2011 as compared to the year ended December 31, 2010. During 2011, we successfully appealed an increased property tax assessment related to one of our facilities. The reduction in occupancy expenses during 2011 was partially impacted by the receipt of a refund associated with this appeal. Occupancy expenses also declined as a result of a reduction in lease expenses related to the reduction of five remote automated teller machines during 2011 for which transaction volumes and related fees did not adequately cover the lease and maintenance expenses as well as our efforts to manage the number of vendors and suppliers that provide facilities-related services. Included in Occupancy expense is $62 thousand of depreciation associated with a reduction in the estimated remaining life of leasehold improvements on one of the branches being consolidated in 2012. Because these leasehold improvements will be abandoned by us upon vacating the branch, there is no estimated residual value and the remaining book value is being written-off through the anticipated cease-use date of March 30, 2012. We expect to record additional depreciation expense on leasehold improvements of $185 thousand in the first quarter 2012 related to this consolidation.

Furniture and Equipment.    Furniture and equipment expense decreased $34 thousand (0.9%) during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decline is due in part to lower depreciation charges on certain furniture and equipment which declined as a result of a reduction in servicing and maintenance costs related to the reduction of five remote automated teller machines during 2011 for which transaction volumes and related fees did not adequately cover the lease and maintenance expenses. Partially offsetting these declines was depreciation associated with a reduction in the estimated remaining life of certain item processing assets that will no longer be of value once we complete our planned outsourcing of this function in April 2012. We expect to record additional depreciation expense on these assets of $55 thousand in 2012.

Professional Services.    Professional services expense decreased $547 thousand (21.8%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decline is attributable to lower consulting expenses and accounting fees. To date, and primarily in 2010, we executed nine process improvement engagements across the Company that were facilitated by third party consultants. These process improvement engagements resulted in increased efficiencies through the sale of underperforming businesses, such as merchant and our credit card portfolio as well as improved processes in our lending and retail banking operations. We expect our consulting expense to decline when compared to prior periods as the last such planned engagement was completed in the second quarter 2011.

FDIC Deposit Insurance Assessment.    FDIC insurance premiums decreased $1.5 million (32.9%) for the year ended December 31, 2011 as compared to the year ended December 31 2010. The decline is primarily attributed to improvement in our capital levels as a result of the Private Placement and changes in the FDIC deposit insurance assessment formula that went into effect during the second quarter 2011 as described below.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions (those with at least $10 billion in assets) in conjunction with the guidance given in the Dodd-Frank Act. These changes reduced our quarterly FDIC insurance premiums by approximately $681 thousand. Both changes in the assessment system became effective as of April 1, 2011.

With the changes to the deposit insurance assessment regulations, we project that our FDIC insurance premiums will be reduced by approximately $518 thousand for the full year 2012 when compared with 2011.

Marketing.    Marketing expense increased $396 thousand (28.1%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased television and radio advertising campaigns designed to both increase brand awareness and promote certain lending programs as well as an overall branding campaign given the competitive disruption in our markets and targeted direct mail campaigns to increase debit card activity and home equity line usage. Marketing expense in 2010 was impacted by promotional efforts related to our new MyPal checking and Smart Savings deposit accounts and increased marketing related to mortgage and small business.

Foreclosed Real Estate Writedowns and Expenses.    Foreclosed real estate writedowns and expenses decreased $4.2 million (36.0%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The carrying value of these assets is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. During 2011, writedowns on 82 such properties resulted in a provision charged to expense of $6.0 million. The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of foreclosed real estate expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees and other carrying costs on our elevated level of foreclosed properties. Transfers into Foreclosed real estate during 2011 totaled $27.2 million and included one asset in the amount of $10.8 million. This asset consists of undeveloped residential lots in one particular community located in the Upstate of South Carolina. The Company is in discussion with a nationally known third party that owns the remaining undeveloped lots in this community to develop a marketing plan to sell these lots. Due to the number of lots owned and the current depressed state of the residential housing market, absent a bulk sale of the lots, the Company expects the resolution of this asset to occur over several years. Other than this one addition to Foreclosed real estate, through December 31, 2011, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g., assisted living facilities and golf courses); therefore, we do not expect significant growth in such carrying costs going forward.

Goodwill Impairment.    Goodwill impairment of $3.7 million was recognized during the year ended December 31, 2010. As disclosed in Financial Condition—Goodwill and Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies, we performed quarterly impairment tests of our goodwill in 2010. The September 30, 2010 evaluation indicated that the carrying value of goodwill exceeded its fair value and resulted in a noncash charge of $3.7 million, eliminating the entire balance of the goodwill on the our Consolidated Balance Sheets. This charge had no impact on our liquidity, regulatory capital, or daily operations.

Loss on Commercial Loans Held for Sale.    In September 2010, we began marketing for sale a pool of specifically identified commercial loans. Our marketing efforts continued through 2011 and are expected to continue into 2012. We are evaluating proposed sales received on a loan-by-loan basis and are balancing the desire to reduce problem loans with the negative earnings impact and related preservation of capital. Not all sales would result in losses although, in general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry in general and our Company in particular to deleverage commercial real estate assets. We believe this was particularly true in the fourth quarters of 2010 and 2011 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets improved in 2011, many bids continued to reflect heavy discounting. In many cases, we did not accept certain discounted bids. In some cases, however, we made the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our classified assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million.

Writedowns of $6.3 million were recorded in 2011 to reduce the value of these assets to fair value which was based on updated appraisals received during the year, less estimated costs to sell, or internal valuations, as applicable.

Other.    Other noninterest expense increased $935 thousand (11.7%) for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Included in this financial statement line item and contributing to this increase were the following:

•

While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs were reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, 2011 includes $1.7 million of loan workout expenses compared to $116 thousand in 2010.

•

During 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $35.0 million of FHLB advances resulting in a prepayment penalty of $412 thousand. We prepaid $61.0 million of FHLB advances resulting in a prepayment penalty of $33 thousand during 2010.

•	Provision for unfunded commitments of $279 thousand during 2011 compared to a recovery of $29 thousand during 2010.

•

In conjunction with the sale of our credit card portfolio in 2010, a reserve was established relating to accounts that were sold with recourse. During 2011, we recorded additional recourse losses totaling $174 thousand.

•

In conjunction with our plans to reduce the Bank’s branch network, in conjunction with one branch building being reclassified as long-lived assets held for sale, a writedown was recorded totaling $166 thousand during 2011 in order to record this property at the lower of cost or fair value less estimated costs to sell. Additionally, during 2011 writedowns totaling $166 thousand were recorded related to a vacant parcel of land which the Company began marketing in June 2011. During 2010, one parcel of land was listed for sale resulting in writedowns totaling $76 thousand during 2010. No writedowns were recorded during 2011 related to this property.

These increases were partially offset by the following decreases:

•	Merchant expenses decreased $272 thousand during 2011 when compared to 2010 as a result of the sale of our merchant business in March 2010.

•

Branch closure expenses decreased $249 thousand during 2011 compared to 2010 associated with banking offices previously consolidated or relocated for which leases had not yet expired or properties had not yet been subleased or sold. Two operating leases expired during 2010, one vacant property was sold during 2010, and one operating lease expired during 2011. Collectively, these events contributed to the reduction in related expenses during 2011.

•

Miscellaneous loan expenses decreased approximately $400 thousand during 2011 compared to 2010. This decline was primarily attributed to our reduced need for contracted loan workout and related expertise as a result of asset deterioration in 2009 and continuing into 2010 as well as expenses related to possible bulk loan sales considered in 2010 that were not consummated.

•

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges or debit card transactions. The Smart Savings account can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time an account holder uses their debit card. The Company initially matched each $1 of debit card transactions with $1 for the first six months. Effective October 1, 2010, the match was reduced to $0.10 per debit card transaction. The maximum match is $250 per year. The change in the matching amount over the periods presented resulted in a decrease in the matching expense of $389 thousand during 2011 compared to 2010.

Provision (Benefit) for Income Taxes

Benefit for income taxes was $2.7 million for the year ended December 31, 2011 compared to $1.3 million for the year ended December 31, 2010. The deferred income tax benefit of $2.7 million consisted of a reduction in the valuation allowance required against the net deferred income tax asset that resulted from favorable net adjustments for deferred income taxes charged against accumulated other comprehensive income. During 2011, $3.3 million of deferred income taxes pertaining to changes in net unrealized gains and losses on available for sale investment securities was charged against other comprehensive income. This amount was partially offset by $648 thousand of deferred income taxes pertaining to pension cost that was credited to other comprehensive income. As disclosed in Financial Condition—Deferred Tax Asset, net and Item 8. Financial Statements and Supplementary Data, Note 14, Income Taxes, we determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards and unrealized built-in losses, a valuation allowance on our net deferred tax asset remained necessary at December 31, 2011. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset. The income tax benefit for the year ended December 31, 2010 was related to our ability to utilize operating losses as a carryback to offset income taxes paid in 2008.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2011 and December 31, 2010, the portion related to net operating losses and net realized built-in losses is able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Portions of the net deferred tax asset related to unrealized built-in losses and net operating losses generated prior to the Private Placement are subject to an annual limitation under Internal Revenue Service regulations. As disclosed in Item 8. Financial Statements and Supplementary Data, Note 14, Income Taxes, such amounts may eventually expire unutilized.

Recently Issued / Adopted Authoritative Pronouncements

For disclosure regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows, See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices, and other relevant market rates and prices such as equity prices. Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk. To a lesser degree we are also exposed to equity risk as variability in equity values impacts the amount of our trust and, to a lesser extent, brokerage income and the funded status of our retirement plan, which was frozen in 2007.

Interest rate risk within our Consolidated Balance Sheets consists of repricing, option, and basis risks. Repricing risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments, such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow our clients opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

As of December 31, 2011, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	5.21%
Up 200 basis points	3.44
Up 100 basis points	1.94
Base
Down 100 basis points	(1.74)
Down 200 basis points	(2.51)
Down 300 basis points	(2.56)

(1)	The rising and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the internal control structure over financial reporting as of December 31, 2011 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Samuel L. Erwin	/s/ Roy D. Jones

Samuel L. Erwin	Roy D. Jones
Chief Executive Officer	Chief Financial Officer
Palmetto Bancshares, Inc.	Palmetto Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of Palmetto Bancshares, Inc. and Subsidiary’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 2, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the internal control over financial reporting of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 2, 2012

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents
Cash and due from banks	$102,952	$223,017

Total cash and cash equivalents	102,952	223,017

Federal Home Loan Bank (“FHLB”) stock, at cost	3,502	6,785
Investment securities available for sale, at fair value	260,992	218,775
Mortgage loans held for sale	3,648	4,793
Commercial loans held for sale	14,178	66,157

Loans, gross	773,558	793,426
Less: allowance for loan losses	(25,596)	(26,934)

Loans, net	747,962	766,492

Premises and equipment, net	25,804	28,109
Accrued interest receivable	5,196	4,702
Foreclosed real estate	27,663	19,983
Income tax refund receivable	—	7,436
Other	11,255	8,998

Total assets	$1,203,152	$1,355,247

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$155,406	$141,281
Interest-bearing	908,775	1,032,081

Total deposits	1,064,181	1,173,362

Retail repurchase agreements	23,858	20,720
FHLB borrowings	—	35,000
Accrued interest payable	554	1,187
Other	11,077	11,079

Total liabilities	1,099,670	1,241,348

Shareholders’ equity
Preferred stock-par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock-par value $0.01 per share; authorized 75,000,000 shares; 12,726,388 and 47,409,078 issued and outstanding at December 31, 2011 and 2010, respectively	127	474
Capital surplus	142,233	133,112
Accumulated deficit	(36,508)	(13,108)
Accumulated other comprehensive loss, net of tax	(2,370)	(6,579)

Total shareholders’ equity	103,482	113,899

Total liabilities and shareholders’ equity	$1,203,152	$1,355,247

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
Interest income
Interest earned on cash and cash equivalents	$347	$498	$215
Dividends received on FHLB stock	48	23	19
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	6	57	8
State and municipal (nontaxable)	3,340	1,474	1,640
Collateralized mortgage obligations (taxable)	2,729	1,518	3,069
Other mortgage-backed (taxable)	846	676	950
Interest and fees earned on loans	44,502	51,321	58,594

Total interest income	51,818	55,567	64,495
Interest expense
Interest paid on deposits	9,334	13,560	19,511
Interest paid on retail repurchase agreements	20	57	58
Interest paid on commercial paper	—	21	60
Interest paid on other short-term borrowings	—	—	33
Interest paid on FHLB borrowings	72	1,708	1,777
Other	—	20	—

Total interest expense	9,426	15,366	21,439

Net interest income	42,392	40,201	43,056
Provision for loan losses	20,500	47,100	73,400

Net interest income (expense) after provision for loan losses	21,892	(6,899)	(30,344)

Noninterest income
Service charges on deposit accounts, net	7,547	7,543	8,275
Fees for trust, investment management and brokerage services	3,083	2,597	2,275
Mortgage-banking	1,757	1,794	1,903
Automatic teller machine	938	972	1,136
Merchant services	15	937	1,079
Bankcard services	238	1,793	658
Investment securities gains, net	157	10	2
Other	1,691	1,221	1,078

Total noninterest income	15,426	16,867	16,406
Noninterest expense
Salaries and other personnel	23,807	23,617	22,748
Occupancy	4,503	4,778	4,293
Furniture and equipment	3,807	3,841	3,407
Professional services	1,960	2,507	1,709
FDIC deposit insurance assessment	3,012	4,487	3,261
Marketing	1,803	1,407	1,114
Foreclosed real estate writedowns and expenses	7,470	11,656	3,233
Goodwill impairment	—	3,691	—
Loss on commercial loans held for sale	8,119	7,562	—
Other	8,901	7,966	8,510

Total noninterest expense	63,382	71,512	48,275

Net loss before benefit for income taxes	(26,064)	(61,544)	(62,213)
Benefit for income taxes	(2,664)	(1,342)	(22,128)

Net loss	$(23,400)	$(60,202)	$(40,085)

Common and per share data
Net loss—basic	$(1.86)	$(15.13)	$(24.86)
Net loss—diluted	(1.86)	(15.13)	(24.86)
Cash dividends	—	—	0.24
Book value	8.13	9.61	46.20

Weighted average common shares outstanding—basic	12,555,247	3,978,250	1,612,439
Weighted average common shares outstanding—diluted	12,555,247	3,978,250	1,612,439

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(dollars in thousands, except per share data)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss), net	Total
Balance at December 31, 2008	6,446,090	$32,230	$2,095	$87,568	$(6,117)	$115,776

Net loss				(40,085)		(40,085)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $1,179					1,928
Reclassification adjustment included in net income, net of tax impact of $1					(1)

Net unrealized gain on investment securities available for sale						1,927
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $1,491					(2,770)	(2,770)

Comprehensive loss						(40,928)
Cash dividend declared and paid ($0.06 per share)				(389)		(389)
Compensation expense related to stock options granted under equity incentive plans			64			64
Excess tax benefit from equity-based awards			133			133
Common stock issued related to restricted stock granted under equity incentive plans	49,040	52	307			359

Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015

Net loss				(60,202)		(60,202)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $590					964
Reclassification adjustment included in net income, net of tax impact of $4					(6)

Net unrealized gain on investment securities available for sale						958
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $310					(577)	(577)

Comprehensive loss						(59,821)
Par Value Adjustment, as of August 6, 2010		(32,410)	32,410			—
Compensation expense related to stock options granted under equity incentive plans			30			30
Common stock issued related to restricted stock granted under equity incentive plans, par value adjusted, net of forfeitures	15,700	193	104			297
Common stock issued pursuant to Private Placement, net of issuance costs	39,975,980	400	95,580			95,980
Common stock issued upon conversion of convertible debt	146,145	1	379			380
Common stock issued pursuant to Follow-On Offering	776,123	8	2,010			2,018

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(23,400)		(23,400)
Other comprehensive income (loss), net of tax
Investment securities available for sale
Change in unrealized position during the period, net of tax impact of $3,371					5,511
Reclassification adjustment included in net income, net of tax impact of $60					(97)

Net unrealized gain on investment securities available for sale						5,414
Defined benefit pension plan
Impact of FASB ASC 715, net of tax impact of $648					(1,205)	(1,205)

Comprehensive loss						(19,191)
Compensation expense related to stock options granted under equity incentive plans			312			312
Common stock issued related to restricted stock granted under equity incentive plans, par value adjusted, net of forfeitures	427,114	1	510			511
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
One-for-four reverse stock split, as of June 28, 2011	(38,179,834)	(379)	379			—

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(23,400)	$(60,202)	$(40,085)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,452	2,581	2,157
Goodwill impairment	—	3,691	—
Amortization of unearned discounts / premiums on investment securities available for sale, net	4,959	1,829	45
Deferred income tax expense (benefit)	(2,663)	5,524	(4,878)
Net change in income tax refunds receivable	7,436	13,433	(20,869)
Provision for loan losses	20,500	47,100	73,400
Gain on sale of credit card portfolio	—	(1,177)	—
Gain on sales of mortgage loans held for sale, net	(871)	(1,256)	(1,728)
Loss on commercial loans held for sale	8,119	7,562	—
Writedowns, gains and losses on sales of foreclosed real estate, net	6,086	10,650	2,832
Writedown on premises and equipment held for sale	332	76	—
Loss on prepayment of FHLB advances	412	33	—
Investment securities gains, net	(157)	(10)	(2)
Investment securities available for sale other-then-temporary impairment	—	—	49
Originations of mortgage loans held for sale	(42,819)	(65,463)	(146,018)
Proceeds from sale of mortgage loans held for sale	44,835	65,810	151,277
Compensation expense on equity-based awards	823	327	423
Excess tax benefit from equity-based awards	—	—	133
(Increase) decrease in interest receivable and other assets, net	(1,385)	(633)	1,387
Increase (decrease) in interest payable and other liabilities, net	(2,488)	1,151	1,435

Net cash provided by operating activities	22,171	31,026	19,558

Investing Activities
Proceeds from sales of investment securities available for sale	4,267	40,193	—
Proceeds from maturities of investment securities available for sale	40,785	47,321	5,038
Purchases of investment securities available for sale	(133,354)	(203,893)	(17,779)
Repayments on mortgage-backed investment securities available for sale	50,009	17,315	21,364
Purchases of FHLB stock	—	—	(2,447)
Proceeds from redemption of FHLB stock	3,283	225	2,003
Proceeds from sale of commercial loans held for sale	7,952	9,216	—
Repayments on commercial loans held for sale	13,294	—	—
Decreases (increases) in loans, net	(6,519)	87,085	33,219
Proceeds on sale of credit card portfolio	—	13,375	—
Proceeds on sale of foreclosed real estate	13,397	17,616	689
Purchases of premises and equipment, net	(1,846)	(1,442)	(5,415)

Net cash (used for) provided by investing activities	(8,732)	27,011	36,672

Financing Activities
Increase (decrease) in transaction, money market, and savings deposit accounts, net	38,809	17,439	(19,865)
Increase (decrease) in time deposit accounts, net	(147,990)	(58,991)	163,283
Increase (decrease) in retail repurchase agreements, net	3,138	5,175	(812)
Decrease in commercial paper, net	—	(19,061)	(8,894)
Decrease in other short-term borrowings	—	—	(35,785)
Proceeds from FHLB borrowings	—	—	5,000
Repayment of FHLB borrowings	(35,412)	(66,033)	—
Proceeds from issuance of common stock, net	7,951	97,998	—
Cash dividends paid on common stock	—	—	(389)
Proceeds from issuance of convertible debt	—	380	—

Net cash (used in) provided by financing activities	(133,504)	(23,093)	102,538

Net change in cash and due from banks	(120,065)	34,944	158,768
Cash and due from banks at beginning of period	223,017	188,073	29,305

Cash and due from banks at end of period	$102,952	$223,017	$188,073

	For the years ended December 31,
	2011	2010	2009
Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$10,059	$16,199	$21,256
Income tax (refunds received) paid, net	(7,436)	(20,302)	2,880
Significant noncash activities
Net unrealized gain on investment securities available for sale, net of tax	5,414	958	1,927
Net unrealized loss on pension plan assets, net of tax	(1,205)	(577)	(2,770)
Loans transferred from gross loans to commercial loans held for sale	1,224	88,564	—
Loans transferred from gross loans to foreclosed real estate, at fair value	18,077	20,423	24,628
Loans transferred from commercial loans held for sale to gross loans, at fair value	14,752	5,629	—
Loans transferred from commercial loans held for sale to foreclosed real estate, at fair value	9,086	—	—
Premises reclassified as held for sale, at fair value	1,460	305	—
Conversion of convertible debt to common stock	—	380	—

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company,” we,” “us” or “our”) is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1906, we specialize in providing personalized community banking services to individuals and small to mid-size businesses including retail banking (including mortgage and credit cards), commercial banking (including business banking, treasury management and merchant services) and wealth management (including trust, brokerage, financial planning and insurance) throughout our primary market area of northwest South Carolina (commonly referred to as “the Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank, and other subsidiaries of the Bank. In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company or the Bank in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company or the Bank. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements in addition to any included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items for each segment, segment assets and information about the way that the operating segments were determined, among other items.

The Company considers business segments by analyzing distinguishable components that are engaged in providing individual products, services or groups of related products or services and that are subject to risks and returns that are different from those of other business segments. When determining whether products and services are related, the Company considers the nature of the products or services, the nature of the production processes, the type or class of client for which the products or services are designed and the methods used to distribute the products or provide the services.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Beginning in 2009 and continuing through 2011, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, at December 31, 2011, the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the year ended December 31, 2011 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011, the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Other than the number of issued and outstanding shares of common stock disclosed in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional disclosure regarding the reverse stock split, see Note 13, Shareholders’ Equity.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio resulting from borrowers’ inability or unwillingness to make contractually required payments or default on repayment of investment securities. Market risk primarily includes interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of loans held for sale, the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents may include cash, interest-bearing bank balances and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

FHLB Stock

FHLB stock is carried at its original cost basis, as cost approximates fair value, and there is no ready market for such investments. Historically, redemption of this stock has been at par value and at the discretion of the FHLB. Dividends are paid on this stock also at the discretion of the FHLB.

Investment Securities Available for Sale

The Company’s investments are classified into three categories. Held-to-maturity investment securities include debt securities that the owner has the intent and ability to hold until maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held for the purpose of sale in the near-term and are reported at fair value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that the Company determines may be sold at a future date or that it does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair value with unrealized gains and losses excluded from income and reported as a separate component of shareholders’ equity, net of deferred income taxes. For additional disclosure regarding fair value estimates and methodologies, see Note 20, Disclosures Regarding Fair Value. Any other-than-temporary impairment related to credit losses is recognized through earnings while any other-than-temporary impairment related to other factors is recognized in other comprehensive income. Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

Other-than-temporary impairment analysis is conducted on a quarterly basis or more often if a potential loss-triggering event occurs. Investment securities are considered to be impaired on an other-than-temporary basis if it is probable that the issuer will be unable to make its contractual payments or if the Company no longer believes the security will recover within the estimated recovery period. Other-than-temporary impairment is recognized by evaluating separately other-than-temporary impairment losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. For debt securities, the Company also considers the cause of the price decline such as the general level of interest rates and industry and issuer-specific factors, the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action, and for asset-backed securities, the credit performance of the underlying collateral including delinquency rates, cumulative losses to date and the remaining credit enhancement compared to expected credit losses. Additionally, in determining if there is evidence of credit deterioration, the Company evaluates the severity of decline in market value below cost, the period of time for which the decline in fair value has existed and the financial condition and near-term prospects of the issuer including any specific events which may influence the operations of the issuer.

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

Commercial Loans Held for Sale

Commercial loans held for sale are classified as held for sale based on the Company’s intent to sell such loans. These loans are carried at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded against the commercial loans held for sale for the excess of the recorded investment in the loan over the fair value less estimated selling costs. Loans which the Company subsequently determines will not be sold are transferred back to the loans held for investment portfolio at the lower of cost or fair value less estimated selling costs. For additional disclosure regarding fair value estimates and methodologies, see Note 20, Disclosures Regarding Fair Value.

Loans, gross

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Unearned income, deferred fees and cost, and discounts and premiums are amortized to income over the contractual life of the loan.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, a concession to the borrower is granted that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring. The restructuring of a loan may include the transfer from the borrower to the Company of real estate, receivables from third parties, other assets or an equity interest in the borrower in full or partial satisfaction of the loan, a modification of the loan terms or a combination of the above. The accrual of interest continues on a troubled debt restructuring as long as the loan is performing in accordance with the restructured terms. If the restructured loan is not performing in accordance with the restructured terms, the loan will be placed on nonaccrual status and will retain its status as a troubled debt restructuring.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loans, or if the related loan is held for sale, until the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off. Deferral of direct loan origination costs are reported as a reduction of Salaries and other personnel expense.

Allowance for Loan Losses

The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process requiring considerable judgment. Such judgment is based on evaluations of the collectability of loans including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, its historical loan loss experience and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents the Company’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. The Company’s allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. Lending risks are driven primarily by the type of loans within the portfolio.

Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in the Company’s judgment, should be charged-off. While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond its control including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications and collateral valuation.

An allowance for loan losses on specific loans is recorded for an impaired loan when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the borrower’s industry, among other things.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company uses a five-year look-back period when computing historical loss rates. Given the increase in charge-offs beginning in 2009, the Company also utilized a three-year look-back period during 2011 for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

Historical loss percentages are adjusted for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors considered in the determination of the December 31, 2011 and 2010 allowance for loan losses include pervasive factors that generally impact borrowers across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructuring loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and / or bank examiners are charged-off. Each impaired loan is reviewed on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, any impairment is recorded as a charge-off unless the fair value was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off once they become 180 days past due.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011- 02”) which was adopted by the Company on January 1, 2011. Among other provisions, ASU 2011-02 requires the disclosure of qualitative information about how loan modifications are factored into the determination of the allowance for loan losses.

Loans that are determined to be troubled debt restructurings are considered impaired loans and are evaluated individually for potential impairment. Loans determined to be troubled debt restructuring that are performing in accordance with their restructured terms are evaluated for impairment based on discounted cash flows using the original contractual interest rate. Troubled debt restructuring loans that are no longer performing in accordance with their restructured terms and for which ultimate collection is based on foreclosure of the collateral are evaluated for impairment based on the collateral value less estimated costs to sell. Each troubled debt restructuring is reviewed individually to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral.

Reserve for Unfunded Commitments

The Company estimates probable losses related to unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for loan losses. However, commitments have fixed expiration dates and most of the Company’s commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of the Company’s loan commitments are expected to expire without being drawn upon, and, therefore, the total commitment amounts do

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

not necessarily represent potential credit exposure. The reserve for unfunded lending commitments is included in Other liabilities in the Consolidated Balance Sheets. Changes to the reserve for unfunded commitments are recorded through Other noninterest expense in the Consolidated Statements of Income (Loss).

Mortgage-Servicing Rights and Mortgage-Banking Income

The Company recognizes a mortgage-servicing asset upon the sale of mortgage loans for which the Company retains the underlying servicing obligation. Mortgage-servicing assets are initially measured at fair value and amortized to expense over the estimated life of the servicing obligation.

The fair value of mortgage-servicing rights is determined at the date of sale using the present value of estimated future net servicing income using assumptions that market participants use in their valuation estimates. The Company presents its servicing assets gross at the lower of cost or fair value in the Consolidated Balance Sheets. Gain or loss on sale of mortgage loans is based on proceeds received, the value of any mortgage-servicing rights recognized, the previous carrying amount of the loans transferred and any interests the Company continues to hold based on relative fair value at the date of transfer. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets.

The Company utilizes a third party specialist to assist with the quarterly determination of the fair value of its mortgage-servicing rights as well as capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are used in the estimate of fair value. Amortization of mortgage-servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized. Projected net servicing income is determined based on the estimated future balance of the underlying mortgage loan portfolio as it declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification and recent prepayment experience. The Company reviews the modeling techniques and assumptions used and believes that they are reasonable.

Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment is measured on a disaggregated basis for each stratum of the mortgage-servicing rights, which is segregated based on predominate risk characteristics including interest rate and loan type. Subsequent increases in value are recognized to the extent of the previously recorded impairment.

Premises and Equipment, net

Land is reported at cost. Buildings and improvements, furniture and equipment and software are carried at cost less accumulated depreciation computed principally by the straight-line method based on the estimated useful lives of the related asset. Estimated lives range from 12 to 39 years for buildings and improvements and from five to 12 years for furniture and equipment. Estimated lives range from three to five years for computer software. Estimated lives of Bank automobiles are typically five years. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated useful lives of the improvements.

Maintenance and repairs of such premises and equipment are expensed as incurred. Improvements that extend the useful lives of the respective assets are capitalized.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets for impairment when events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria must be met in order for the long-lived asset to be classified as held for sale including that a sale is probable and expected to occur within a one-year period. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value less estimated costs to sell and are included in Other assets in the Consolidated Balance Sheets.

Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and is then tested for impairment at least annually or on an interim basis if an event occurs or circumstances arise that would more likely than not reduce the fair value of the reporting unit below its carrying value. The first step of the Company’s goodwill impairment test, used to identify potential impairment, compares the fair value of its reporting unit with its carrying amount including goodwill. If the fair value of its reporting unit exceeds its carrying amount, goodwill is considered not impaired thus the second step of the impairment test is unnecessary. If the carrying amount of its reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Once an impairment loss is recognized, future increases in fair value do not result in the reversal of previously recognized losses. Based on an impairment assessment during the year ended December 31, 2010, the Company wrote-off the entire balance of its goodwill through a $3.7 million impairment charge.

Other intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets related to core deposit intangibles were fully amortized in 2009.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at fair value less estimated selling costs, establishing a new cost basis. Fair value of foreclosed real estate is reviewed regularly on a property-by-property basis and writedowns are recorded as a valuation allowance when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Subsequent increases in the fair value of foreclosed real estate are recognized through a reduction of the specific valuation allowance to the extent of previous writedowns. Writedowns resulting from the periodic re-evaluation of such properties, costs related to holding such properties and gains and losses on the sale of foreclosed properties are charged to expense. Costs relating to the development and improvement of such property are capitalized.

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

	For the years ended December 31,
	2011	2010	2009
Net Unrealized Gains on Investment Securities Available for Sale
Balance, beginning of period	$1,264	$306	$(1,621)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	8,882	(64)	3,211
Income tax benefit (expense)	(3,371)	24	(1,216)
Less: Reclassification adjustment for net gains included in net loss	(157)	1,608	(104)
Income tax (benefit) expense	60	(610)	36

	5,414	958	1,927

Balance, end of period	6,678	1,264	306

Net Unrealized Losses on Impact of Defined Benefit Pension Plan
Balance, beginning of period	(7,843)	(7,266)	(4,496)
Other comprehensive loss:
Impact of FASB ASC 715	(1,853)	(887)	(4,261)
Income tax benefit	648	310	1,491

	(1,205)	(577)	(2,770)

Balance, end of period	(9,048)	(7,843)	(7,266)

Accumulated other comprehensive income (loss), net	$(2,370)	$(6,579)	$(6,960)

Total other comprehensive income (loss), end of period	$4,209	$381	$(843)
Net loss	(23,400)	(60,202)	(40,085)

Comprehensive loss	$(19,191)	$(59,821)	$(40,928)

The Company made contributions to its defined-benefit pension plan totaling $1.6 million during the year ended December 31, 2011, which are reflected as a reduction of the unfunded pension plan liability. Changes in the market value of investment securities available for sale are recorded through accumulated other comprehensive income (loss) on a monthly basis, and changes in the market value of pension plan assets are recorded through accumulated other comprehensive income (loss) annually.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

The Company reviews the deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. Accordingly, no potential common shares were included in the computation of the diluted per share amount for the years ended December 31, 2011, 2010 or 2009 due to the net losses incurred for those years.

Teammate Benefit Plan—Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan that covered all full-time teammates having at least twelve months of continuous service and having attained age 21. The plan was originally designed to produce a designated retirement benefit, and benefits were fully vested after five years of service. No vesting occurred until five years of service had been achieved. In the fourth quarter of 2007, the Company notified teammates that, effective 2008, it would cease accruing pension benefits for teammates with regard to its noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

The Company’s trust department administers the defined benefit pension plan’s assets.

The Company accounts for the plan using an actuarial model. This model allocates pension costs over the service period of teammates in the plan. The underlying principle is that teammates render services ratably over this period and, therefore, the income statement impacts of pension benefits should follow a similar pattern.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The funded status of the Company’s pension plan is recognized on the Consolidated Balance Sheets. The funded status is the difference between the plan assets and the projected benefit obligation at the balance sheet date. For additional disclosure regarding the defined benefit pension, see Note 15, Benefit Plans.

Equity Based Compensation—Stock Option and Restricted Stock Plans

The Company accounts for teammate stock options as compensation expense in the Consolidated Statements of Income (Loss) based on the fair value of the stock options on the measurement date, which, for the Company, is the date of the grant. Compensation expense is recognized over the vesting period of the related stock options. Fair value of stock options is estimated using an option pricing model that takes into account fair value of the Company’s common stock, volatility measures, the level of interest rates, the term of the option and estimated prevesting forfeiture rates.

The value of restricted stock awards is established as the fair value of the common stock at the time of the grant. Compensation expense for restricted stock awards is measured at fair value and recognized as compensation expense over the service period. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. Shares of restricted stock are subject to pro rata restrictions as to continuous employment for a specified time period following the date of grant. In addition, certain shares of restricted stock are also subject to restrictions as to specified performance objectives. During these restriction periods, the holder is entitled to full voting rights and dividends.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company did not apply hedge accounting to any of its derivative instruments for the years ended December 31, 2011, 2010 or 2009.

The Company originates certain residential loans with the intention of selling these loans. Between the time that it enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. Changes in fair value are recorded within Mortgage-banking income in the Consolidated Statements of Income (Loss).

Fair Valuation Measurements

The Company provides disclosures about the fair value of assets and liabilities recognized in the Consolidated Balance Sheets in periods subsequent to initial recognition including whether the measurements are made on a recurring basis (for example, investment securities available for sale) or on a nonrecurring basis (for example, impaired loans).

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under the fair value hierarchy, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs are used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,

•

Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and

•	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Disclosures about the fair value of all financial instruments whether or not recognized in the Consolidated Balance Sheets for which it is practicable to estimate that value are required. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly impacted by the assumptions used including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For additional disclosure regarding fair value estimates and methodologies, see Note 20, Disclosures Regarding Fair Value.

Valuation of the Company’s Common Stock

On a periodic basis, the Company utilizes the market price of its common stock within various valuations and calculations relating to the defined benefit pension plan assets, trust department assets under management, teammate retirement accounts, granting of awards under its restricted stock plan, the calculation of diluted earnings per share and the valuation of such stock serving as loan collateral.

Prior to August 18, 2011, the Company’s common stock was not listed on a national securities exchange or quoted on the OTC Bulletin Board. The Company’s common stock was, however, quoted on the Pink Sheets under the symbol PLMT.PK. Although the Company’s common stock was quoted on the Pink Sheets, there was only a limited public trading market of the Company’s common stock, and private trading also was limited. The Company also maintained the Private Trading System, a passive mechanism hosted on its website that was previously used by buyers and sellers to facilitate trades of the Company’s common stock. Accordingly, the Company normally determined the value of its common stock based on the last five trades of the common stock as reported on the Pink Sheets or facilitated by the Company through the Private Trading System.

On August 18, 2011, shares of the Company’s common stock began trading on the NASDAQ Capital Market. Concurrent with the listing, the Private Trading System was terminated. The Company now uses the closing price of its common stock as reported on NASDAQ to obtain the value of its common stock as of each valuation date.

Recently Issued Authoritative Pronouncements

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) to increase the transparency in financial reporting of fair value measurements. ASU 2010-06 amended Accounting Standards Codification 820-10 to require new disclosures related to transfers in and out of Levels 1 and 2 and clarified

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

existing disclosures related to the level of disaggregation, as well as disclosures about inputs and valuation techniques. In addition, ASU 2010-06 required new disclosures related to activity in Level 3 measurements. The disclosures required by ASU 2010-06 were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 on January 1, 2011 and has presented the required disclosures herein.

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which expanded disclosures related to allowance for credit losses and the credit quality of financing receivables. The amendments require the allowance and other credit quality disclosures to be provided on a disaggregated basis. The Company adopted the provisions of this amendment as of December 31, 2010 (see Note 1, Summary of Significant Accounting Policies and Note 4, Loans). Disclosures about troubled debt restructurings required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”) issued in January 2011. The adoption of ASU 2010-20 had no impact on the Company’s financial position, results of operations or cash flows.

Disclosures about troubled debt restructurings originally required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02. ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification to clarify when creditors should classify loan modifications as troubled debt restructurings. For public entities, the amendments promulgated by ASU 2011-02 were effective for the first interim or annual period beginning on or after June 15, 2011 and were required to be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, entities applied the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions of ASU 2011-02 on July 1, 2011 and has presented the required disclosures herein.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012. The Company is evaluating the impact that the adoption of ASU 2011-03 will have on its financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments are effective for the Company beginning January 1, 2012. The Company is evaluating the impact that the adoption of ASU 2011-04 will have on its financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting nonowner transactions that impact an entity’s equity.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

ASU 2011-05 requirements are effective for the Company as of January 1, 2012 and interim and annual periods thereafter. The adoption of ASU 2011-05 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which is intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in statements of financial position whether the statements are prepared using U.S. GAAP or IFRS. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income(Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet established a timetable for its reconsideration. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement under ASU 2011-05 to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains.

Applicable Authoritative Pronouncements Issued Subsequent to December 31, 2011

No authoritative pronouncements effective for financial reporting periods subsequent to December 31, 2011 have been issued that will have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the Cash and due from banks line item in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on January 11, 2012, based on reported liabilities from November 29, 2011 through December 12, 2011, the Federal Reserve required the Bank to maintain reserves of $12.5 million. After taking into consideration the Company’s levels of vault cash, reserves of $1.5 million were required to be maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $703 thousand and $451 thousand at December 31, 2011 and December 31, 2010, respectively.

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At December 31, 2011 and December 31, 2010, the Company did not have any investment securities classified as trading or held-to-maturity.

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$113,079	$7,886	$—	$120,965
Collateralized mortgage obligations	117,129	2,210	(390)	118,949
Other mortgage-backed (federal agencies)	20,022	1,056	—	21,078

Total investment securities available for sale	$250,230	$11,152	$(390)	$260,992

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and federal agencies	$37,430	$2	$(6)	$37,426
State and municipal	51,243	1,687	(468)	52,462
Collateralized mortgage obligations	107,876	671	(376)	108,171
Other mortgage-backed (federal agencies)	20,189	647	(120)	20,716

Total investment securities available for sale	$216,738	$3,007	$(970)	$218,775

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

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Total investment securities available for sale	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. Treasury and federal agencies	2	$21,428	$6	—	$—	$—	2	$21,428	$6
State and municipal	12	7,211	468	—	—	—	12	7,211	468
Collateralized mortgage obligations	10	38,295	376	—	—	—	10	38,295	376
Other mortgage-backed (federal agencies)	3	6,861	120	—	—	—	3	6,861	120

Total investment securities available for sale	27	$73,795	$970	—	$—	$—	27	$73,795	$970

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at December 31, 2011, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of investment securities available for sale based on fair value, at December 31, 2011. An Aaa rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage- backed (federal agencies)
Aaa	15%	100%	100%
Aa1-A1	54	—	—
Baa1	4	—	—
Not rated or withdrawn rating	27	—	—

Total	100%	100%	100%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes Standard and Poor’s ratings, by segment, of investment securities available for sale based on fair value, at December 31, 2011.

	State and municipal	Collateralized mortgage obligations	Other mortgage- backed (federal agencies)
Aaa	19%	—%	—%
Aa+-A	50	100	100
Not rated or withdrawn rating	31	—	—

Total	100%	100%	100%

Of the $32.8 million state and municipal securities not rated by Moody’s and the $37.8 million state and municipal securities not rated by Standard and Poor’s, only one state and municipal security with a fair value of $204 thousand was not rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at December 31, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$4,088	$4,121
Due after one year through five years	24,794	26,234
Due after five years through ten years	44,432	48,063
Due after ten years	39,765	42,547
Collateralized mortgage obligations	117,129	118,949
Other mortgage-backed securities (federal agencies)	20,022	21,078

Total investment securities available for sale	$250,230	$260,992

The weighted average life of investment securities available for sale was 4.2 years, based on expected prepayment activity, at December 31, 2011. Since 54% of the portfolio, based on fair value, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investment securities were pledged as collateral for the following at the dates indicated (in thousands).

	December 31,
	2011	2010
Public funds deposits	$119,123	$67,260
Federal Reserve line of credit	5,510	—
FHLB advances and line of credit	15,887	48,344

Total	$140,520	$115,604

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Realized gains	$157	$1,149	$2
Realized losses	—	(1,139)	—

Net realized gains	$157	$10	$2

4.	Loans

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

The tabular disclosures in this Note include amounts related to commercial loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of commercial loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures based on the characteristics of commercial loans held for sale. At December 31, 2011 and 2010, 100.0% and 98.6%, respectively, of commercial loans held for sale were commercial real estate loans based on FDIC classification codes.

Composition

The following table summarizes gross loans and commercial loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2011		December 31, 2010
	Total	% of total	Total	% of total
Commercial real estate	$492,754	62.6%	$573,822	66.8%
Single-family residential	185,504	23.5	178,980	20.8
Commercial and industrial	49,381	6.3	47,812	5.6
Consumer	52,771	6.7	52,652	6.1
Other	7,326	0.9	6,317	0.7

Total loans	$787,736	100.0%	$859,583	100.0%

Less: Commercial loans held for sale	(14,178)		(66,157)

Loans, gross	$773,558		$793,426

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Loans included in the preceding table are net of participations sold, unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Although there were none at December 31, 2011, participations sold totaled $12.5 million at December 31, 2010. Net unearned income, deferred fees and costs, and discounts and premiums totaled $21 thousand at December 31, 2011 compared to net unearned expense and $299 thousand at December 31, 2010.

Credit Card Portfolio

In December 2010, the Company sold its credit card portfolio for a net gain of $1.2 million, which is included in Bankcard services income in the Consolidated Statements of Income (Loss), and entered into a joint marketing agreement with the buyer. Certain accounts, primarily accounts of deceased cardholders, seriously delinquent accounts, accounts in bankruptcy and lost/stolen/fraud accounts, were specifically excluded from the sale under terms of the sale agreement. Of the $12.8 million of balances sold, approximately $508 thousand of such accounts were sold subject to a one year recourse provision. Under the terms of the recourse provision, the Company is obligated to repurchase these balances if the buyer incurs a loss on such accounts during the recourse period. The repurchase price is equal to the amount of the loss plus the associated premium paid on such balance. Through December 31, 2011, the Company repurchased $299 thousand of these accounts. Repurchases are applied against the recourse reserve with increases to the reserve reflected in Other noninterest expense in the Consolidated Statements of Income (Loss) and totaled $174 thousand for the year ended December 31, 2011. At December 31, 2011 the recourse reserve was $14 thousand.

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At December 31, 2011 and December 31, 2010, $251.4 million and $346.5 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit of which $66.7 million and $92.5 million, respectively, was available as lendable collateral. In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured, and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity.

At December 31, 2011 and December 31, 2010, $5.4 million and $10.9 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Effective March 2011, the Company may borrow from the FHLB for terms up to three years, and effective June 2011 the Company may borrow from the FHLB amounts of up to 15% of the Company’s total assets, subject to availability of collateral. Previously, from January 2010 to March 2011, the maximum maturity for potential borrowings was overnight, and, from December 2010 to June 2011, the maximum amount the Company could borrow was 10% of total assets. Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at December 31, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$87,613	$4,541	$92,154	11.7%	79.4%
Multifamily residential	17,945	—	17,945	2.3	15.5
Nonfarm nonresidential	373,018	9,637	382,655	48.6	329.9

Total loans secured by commercial real estate	$478,576	$14,178	$492,754	62.6%	424.8%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table further categorizes loans secured by commercial real estate at December 31, 2011 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land—unimproved (commercial or residential)	$31,542	$531	$32,073	4.1%	27.6%
Land development—commercial	9,853	—	9,853	1.3	8.5
Land development—residential	23,564	4,010	27,574	3.5	23.8
Commercial construction:
Retail	4,750	—	4,750	0.6	4.1
Office	234	—	234	—	0.2
Multifamily	636	—	636	0.1	0.5
Industrial and warehouse	878	—	878	0.1	0.8
Miscellaneous commercial	3,172	—	3,172	0.4	2.7

Total development commercial real estate loans	74,629	4,541	79,170	10.1	68.2

Existing and other commercial real estate loans
Secured by:
Hotel / motel	68,215	4,922	73,137	9.3	63.1
Retail	14,377	3,444	17,821	2.3	15.4
Office	21,743	—	21,743	2.7	18.7
Multifamily	17,946	—	17,946	2.3	15.4
Industrial and warehouse	10,109	—	10,109	1.3	8.7
Healthcare	15,528	—	15,528	2.0	13.4
Miscellaneous commercial	118,482	830	119,312	15.1	102.9
Residential construction—speculative	239	—	239	—	0.2

Total existing and other commercial real estate loans	266,639	9,196	275,835	35.0	237.8

Commercial real estate owner occupied and residential loans
Secured by:
Commercial—owner occupied	124,563	441	125,004	15.9	107.8
Commercial construction—owner occupied	7,645	—	7,645	1.0	6.6
Residential construction—contract	5,100	—	5,100	0.6	4.4

Total commercial real estate owner occupied and residential loans	137,308	441	137,749	17.5	118.8

Total loans secured by commercial real estate	$478,576	$14,178	$492,754	62.6%	424.8%

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company uses an internal risk rating system to classify and monitor the credit quality of all commercial loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Responsibility for the assignment of risk ratings to commercial loans rests with the individual loan officer assigned to each loan, subject to verification by the Credit Administration department that is independent of the loan officers. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors. Individual loan officers are also responsible for ensuring risk ratings remain appropriate over the life of the loan. Commercial loan risk ratings are summarized as follows:

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

Credit quality of the consumer loan portfolio is monitored through review of delinquency measures and nonaccrual levels on a portfolio-level basis. In 2012, the Company amended its loan policy to include consumer loan classification criteria similar to that of classified commercial loans. The amendment to the loan policy resulted in the grading of consumer loans as Special Mention ($1.9 million), Substandard ($6.7 million) and Doubtful ($6 thousand). All other consumer loans are graded as Pass. For the Company’s policy for placing loans

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

on nonaccrual, see Note 1, Summary of Significant Accounting Policies. Higher levels of amounts past due and loans on nonaccrual are indicative of increased credit risk and higher potential inherent losses within these loan portfolios.

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	457	—	457
Grade 3	8,295	3,252	100,265	—	111,812
Grade 4	13,601	945	126,961	—	141,507
Grade W	9,075	4,233	51,889	—	65,197
Grade 5	3,671	7,550	27,235	—	38,456
Grade 6	21,511	1,956	61,907	8,800	94,174
Grade 7	10,624	—	3,991	5,378	19,993
Not risk rated*	20,836	9	313	—	21,158

	$87,613	$17,945	$373,018	$14,178	$492,754

Less: Commercial real estate included in commercial loans held for sale					(14,178)

Total					$478,576

*-	Consumer real estate loans of $20.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$2,966
Grade 2	459
Grade 3	11,380
Grade 4	22,253
Grade W	5,292
Grade 5	1,489
Grade 6	4,929
Grade 7	596
Not graded	17

Total	$49,381

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,128	$111,623	$6,482	$176,233
Nonperforming	843	7,957	471	9,271

Total	$58,971	$119,580	$6,953	$185,504

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Credit cards	Consumer-other	Total Consumer
Performing	$179	$52,103	$52,282
Nonperforming	16	473	489

Total	$195	$52,576	$52,771

Other
Performing	$7,326
Nonperforming	—

Total	$7,326

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2010 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate
Grade 1	$53	$—	$—	$—	$53
Grade 2	—	—	834	—	834
Grade 3	13,188	3,728	131,695	—	148,611
Grade 4	9,146	549	99,182	—	108,877
Grade W	10,654	1,085	28,268	—	40,007
Grade 5	7,550	11,168	41,046	4,114	63,878
Grade 6	34,157	1,769	59,440	42,450	137,816
Grade 7	21,071	—	3,622	18,661	43,354
Not risk rated*	29,512	28	852	—	30,392

	$125,331	$18,327	$364,939	$65,225	$573,822

Less: Commercial real estate included in commercial loans held for sale					(65,225)

Total					$508,597

*-	Consumer real estate loans of $29.5 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$1,932
Grade 2	487
Grade 3	22,027
Grade 4	10,534
Grade W	3,778
Grade 5	1,171
Grade 6	5,779
Grade 7	1,736
Not graded	368

Total	$47,812

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Single-family residential loans in commercial loans held for sale	Total single-family residential loans
Performing	$58,874	$101,414	$8,289	$—	$168,577
Nonperforming	998	7,607	866	932	10,403

Total	$59,872	$109,021	$9,155	$932	$178,980

Less: Single-family residential loans included in commercial loans held for sale					(932)

Total					$178,048

	Credit cards	Consumer-other	Total Consumer
Performing	$126	$52,041	$52,167
Nonperforming	26	459	485

Total	$152	$52,500	$52,652

Other
Performing	$6,317
Nonperforming	—

Total	$6,317

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes delinquencies, by class, at December 31, 2011 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Recorded investment > 90 days and accruing	Total past due	Current	Total loans
Construction, land development and other land loans	$94	$27,085	$—	$27,179	$64,975	$92,154
Multifamily residential	—	—	—	—	17,945	17,945
Nonfarm nonresidential	574	14,870	—	15,444	367,211	382,655

Total commercial real estate	668	41,955	—	42,623	450,131	492,754

Single-family real estate, revolving, open end loans	379	843	—	1,222	57,749	58,971
Single-family real estate, closed end, first lien	2,633	7,957	—	10,590	108,990	119,580
Single-family real estate, closed end, junior lien	145	471	—	616	6,337	6,953

Total single-family residential	3,157	9,271	—	12,428	173,076	185,504

Commercial and industrial	314	1,313	—	1,627	47,754	49,381

Credit cards	—	16	—	16	179	195
All other consumer	760	473	—	1,233	51,343	52,576

Total consumer	760	489	—	1,249	51,522	52,771

Farmland	—	—	—	—	3,513	3,513
Obligations of states and political subdivisions of the U.S.	—	—	—	—	903	903
Other	2	—	—	2	2,908	2,910

Total	4,901	53,028	—	57,929	729,807	787,736
Less: Commercial loans held for sale	—	(5,812)	—	(5,812)	(8,366)	(14,178)

Total gross loans	$4,901	$47,216	$—	$52,117	$721,441	$773,558

Additional interest income of $2.3 million would have been reported during the year ended December 31, 2011 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, the Company’s earnings did not include this interest income.

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

Troubled Debt Restructurings.    The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	December 31, 2011
	Performing	Nonperforming	Total
Commercial loans held for sale	$8,366	$—	$8,366
Loans, gross	37,461	9,276	46,737

Total troubled debt restructurings	$45,827	$9,276	$55,103

	December 31, 2010
	Performing	Nonperforming	Total
Commercial loans held for sale	$14,924	$2,263	$17,187
Loans, gross	24,605	3,105	27,710

Total troubled debt restructurings	$39,529	$5,368	$44,897

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Loans classified as troubled debt restructurings may be removed from this status after a period of time if the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, during 2011, we removed two troubled debt restructurings from this classification with carrying balances of $1.2 million.

The following table summarizes loans that were modified during the year ended December 31, 2011 (dollars in thousands).

	For the year ended December 31, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial real estate	24	$26,123	$25,502
Single-family residential	21	1,964	1,964
Commercial and industrial	9	1,337	910
Consumer	3	44	44

Total loans	57	$29,468	$28,420
Less: Commercial loans held for sale	3	11,250	10,869

Loans, gross	54	$18,218	$17,551

The following table summarizes how loans that were considered troubled debt restructurings were modified during the year ended December 31, 2011 (dollars in thousands).

	For the year ended December 31, 2011
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Rate concession	5	$2,390	$2,390
Term concession	28	11,589	11,162
Rate and term concessions	17	10,012	9,772
Rate, term and required principal paydown concessions	1	504	504
Required principal paydowns concession	1	1,736	1,355
Other	5	3,237	3,237

Total loans	57	$29,468	$28,420
Less: Commercial loans held for sale	3	11,250	10,869

Loans, gross	54	$18,218	$17,551

For information regarding how loan modifications are factored into the determination of the allowance for loan losses, see Note 1, Summary of Significant Accounting Policies.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the year ended December 31, 2011 (dollars in thousands).

	For the year ended December 31, 2011
	Number of contracts	Recorded investment
Commercial real estate	5	$5,760
Single-family residential	8	966
Commercial and industrial	6	619

Total loans	19	$7,345
Less: Commercial loans held for sale	1	2,979

Loans, gross	18	$4,366

Impaired Loans.    The following table summarizes the composition of impaired loans, including commercial loans held for sale, at the dates indicated (in thousands). Loans that are determined to be troubled debt restructurings are considered impaired loans.

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Commercial loans held for sale	$8,366	$—	$5,812	$14,178
Loans, gross	37,461	9,276	23,054	69,791

Total impaired loans	$45,827	$9,276	$28,866	$83,969

	December 31, 2010
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Commercial loans held for sale	$14,924	$2,263	$25,174	$42,361
Loans, gross	24,605	3,105	45,769	73,479

Total impaired loans	$39,529	$5,368	$70,943	$115,840

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2011 (in thousands).

	Gross loans			Commercial loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$16,845	$36,735		$4,541	$16,799	$21,386	$53,534
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	16,047	22,188		9,637	13,831	25,684	36,019

Total commercial real estate	32,892	58,923		14,178	30,630	47,070	89,553

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,742	6,928		—	—	2,742	6,928
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,742	6,928		—	—	2,742	6,928

Commercial and industrial	886	1,312		—	—	886	1,312

Total impaired loans with no related allowance recorded	$36,520	$67,163		$14,178	$30,630	$50,698	$97,793

With an allowance recorded:
Construction, land development and other land loans	$9,702	$11,624	$3,301			$9,702	$11,624	$3,301
Multifamily residential	247	247	9			247	247	9
Nonfarm nonresidential	20,784	20,784	2,886			20,784	20,784	2,886

Total commercial real estate	30,733	32,655	6,196			30,733	32,655	6,196

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,689	1,689	161			1,689	1,689	161
Single-family real estate, closed end, junior lien	183	183	54			183	183	54

Total single-family residential	1,872	1,872	215			1,872	1,872	215

Commercial and industrial	622	691	88			622	691	88

All other consumer	44	44	6			44	44	6

Total impaired loans with an allowance recorded	$33,271	$35,262	$6,505			$33,271	$35,262	$6,505

Total:
Construction, land development and other land loans	$26,547	$48,359	$3,301	$4,541	$16,799	$31,088	$65,158	$3,301
Multifamily residential	247	247	9	—	—	247	247	9
Nonfarm nonresidential	36,831	42,972	2,886	9,637	13,831	46,468	56,803	2,886

Total commercial real estate	63,625	91,578	6,196	14,178	30,630	77,803	122,208	6,196

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,431	8,617	161	—	—	4,431	8,617	161
Single-family real estate, closed end, junior lien	183	183	54	—	—	183	183	54

Total single-family residential	4,614	8,800	215	—	—	4,614	8,800	215

Commercial and industrial	1,508	2,003	88	—	—	1,508	2,003	88

All other consumer	44	44	6	—	—	44	44	6

Total impaired loans	$69,791	$102,425	$6,505	$14,178	$30,630	$83,969	$133,055	$6,505

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2010 (in thousands).

	Gross loans			Commercial loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$29,183	$39,953		$11,123	$25,303	$40,306	$65,256
Multifamily residential	—	—		7,943	14,010	7,943	14,010
Nonfarm nonresidential	11,504	17,099		22,700	33,393	34,204	50,492

Total commercial real estate	40,687	57,052		41,766	72,706	82,453	129,758

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	3,476	7,142		595	1,374	4,071	8,516
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	3,476	7,142		595	1,374	4,071	8,516

Commercial and industrial	117	117		—	—	117	117

Total impaired loans with no related allowance recorded	$44,280	$64,311		$42,361	$74,080	$86,641	$138,391

With an allowance recorded:
Construction, land development and other land loans	$11,164	$17,527	$3,103			$11,164	$17,527	$3,103
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	15,189	15,189	2,273			15,189	15,189	2,273

Total commercial real estate	26,353	32,716	5,376			26,353	32,716	5,376

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,300	1,300	94			1,300	1,300	94
Single-family real estate, closed end, junior lien	165	165	57			165	165	57

Total single-family residential	1,465	1,465	151			1,465	1,465	151

Commercial and industrial	1,381	1,450	819			1,381	1,450	819

Total impaired loans with an allowance recorded	$29,199	$35,631	$6,346			$29,199	$35,631	$6,346

Total:
Construction, land development and other land loans	$40,347	$57,480	$3,103	$11,123	$25,303	$51,470	$82,783	$3,103
Multifamily residential	—	—	—	7,943	14,010	7,943	14,010	—
Nonfarm nonresidential	26,693	32,288	2,273	22,700	33,393	49,393	65,681	2,273

Total commercial real estate	67,040	89,768	5,376	41,766	72,706	108,806	162,474	5,376

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,776	8,442	94	595	1,374	5,371	9,816	94
Single-family real estate, closed end, junior lien	165	165	57	—	—	165	165	57

Total single-family residential	4,941	8,607	151	595	1,374	5,536	9,981	151

Commercial and industrial	1,498	1,567	819	—	—	1,498	1,567	819

Total impaired loans	$73,479	$99,942	$6,346	$42,361	$74,080	$115,840	$174,022	$6,346

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Interest income recognized on impaired loans during the year ended December 31, 2011 was $2.5 million. The average balance of total impaired loans was $99.9 million for the same period.

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the year ended December 31, 2011						At and for the year ended December 31, 2010
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934	$24,079

Provision for loan losses	15,478	3,441	827	498	256	20,500	47,100

Less: Allowance reclassified as commercial loans held for sale valuation allowance	—	—	—	—	—	—	2,358

Less: Allowance associated with credit card portfolio sale	—	—	—	—	—	—	452

Loan charge-offs	16,532	3,070	1,572	810	848	22,832	42,960
Loan recoveries	101	56	115	146	576	994	1,525

Net loans charged-off	16,431	3,014	1,457	664	272	21,838	41,435

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934

Individually evaluated for impairment	$6,196	$215	$88	$6	$—	$6,505	$6,346
Collectively evaluated for impairment	11,830	4,273	1,774	1,203	11	19,091	20,588

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934

Gross loans, end of period:
Individually evaluated for impairment	$63,625	$4,614	$1,508	$44	$—	$69,791	$73,479
Collectively evaluated for impairment	414,951	180,890	47,873	52,727	7,326	703,767	719,947

Total gross loans	$478,576	$185,504	$49,381	$52,771	$7,326	$773,558	$793,426

5.	Commercial Loans Held for Sale and Valuation Allowance

In September 2010, the Company began to market for sale a pool of specifically identified commercial loans. Commercial loans held for sale are carried at the lower of cost or fair value less estimated costs to sell.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Through December 31, 2011, 14 of these loans with a gross book value of $19.2 million were sold. During the year ended December 31, 2011, three performing loans consisting of two relationships with a combined carrying value of $14.8 million were transferred at recorded fair value to loans held for investment as the Company’s intention with respect to these loans had changed based on positive changes in the financial condition of the borrowers. In addition, during the year ended December 31, 2011, three loans with a combined carrying value of $10.7 million were paid off.

The Company is continuing its efforts to market and sell the remaining commercial loans held for sale. At December 31, 2011, commercial loans held for sale totaled $14.2 million, reflecting a valuation allowance of $2.6 million.

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	December 31,
	2011	2010
Land	$5,591	$6,534
Buildings	19,497	19,386
Leasehold improvements	4,644	5,200
Furniture and equipment	12,147	12,571
Software	4,210	3,562
Bank automobiles	95	137
Capital lease asset	1,378	1,085

Premises and equipment, gross	47,562	48,475
Accumulated depreciation	(21,758)	(20,366)

Premises and equipment, net	$25,804	$28,109

The Company, through the Bank, provides commercial and consumer banking through 29 branches, of which seven were leased and 22 were owned. At December 31, 2011, we also had six limited service branches located in retirement centers in the Upstate. Additionally, the Bank maintains a separate leased investment office location in Greenville County.

In December 2011, the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. In connection with this announcement, on January 27, 2012, the Company entered into an agreement with an unrelated financial institution to sell two of the four branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The consolidation of the remaining two branches is expected to be completed on March 30, 2012. As a result of this reduction in the Bank’s branch network, premises and equipment assets were reclassified as long-lived assets held for sale and included in Other assets at December 31, 2011. For additional disclosure regarding the buildings and leasehold improvements impacted by the branch sales, see Note 7, Long-Lived Assets Held for Sale.

Depreciation expense for the years ended December 31, 2011 and 2010 was $2.5 million and $2.6 million, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

7.	Long-Lived Assets Held for Sale

In 2010, the Company began marketing for sale a vacant bank-owned branch facility with a net book value of $235 thousand which is listed for sale and included in Other assets in the Consolidated Balance Sheets. This facility was under contract for sale during 2011, however, the sale did not close as scheduled and, accordingly, the property has been relisted.

In June 2011, the Company also began marketing for sale a vacant parcel of land which at December 31, 2011 was included in Other assets in the Consolidated Balance Sheets at a net book value of $562 thousand.

In December 2011, the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. In connection with this announcement, on January 27, 2012, the Company entered into an agreement with an unrelated financial institution to sell two of the four branches. The sale is expected to close in the second quarter 2012. Land and buildings for two of the impacted branches totaling $408 thousand were reclassified as long-lived assets held for sale and included in Other assets at December 31, 2011. In addition, leasehold improvements associated with one of the leased facilities is being depreciated over the revised useful life of these assets, which was shortened from the lease term to the estimated cease-use date of March 30, 2012. Leasehold improvements of $223 thousand associated with the other leased facility are included with the branches being sold and have been reclassified to long-lived assets held for sale and included in Other assets at December 31, 2011. Furniture and equipment of $175 thousand associated with the two branches being sold were transferred to long-lived assets held for sale and are included in Other assets at December 31, 2011. These assets are no longer being depreciated and will be recorded at the lower of cost or fair value less estimated costs to sell until the closing date of the sale.

8.	Goodwill and Core Deposit Intangibles

Goodwill resulted from past business combinations from 1988 through 1999. The Company performed annual impairment testing as of June 30 each year. As disclosed in Note 1, Summary of Significant Accounting Policies, the Company also performed quarterly impairment tests of goodwill in 2010 due to the overall adverse economic environment and the negative impact on the banking industry as a whole, including the impact to the Company resulting in net losses and a decline in its market capitalization. As a result, in the third quarter of 2010 the Company recorded a goodwill impairment charge of $3.7 million resulting from its impairment analysis at September 30, 2010. Accordingly, there was no goodwill at December 31, 2011 and December 31, 2010.

Core deposit intangibles resulted from the value assigned to deposit liabilities acquired in past acquisitions. The Company fully amortized the remaining core deposit intangibles in 2009.

9.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $397.5 million and $423.6 million at December 31, 2011 and December 31, 2010, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.6 million and $2.9 million at December 31, 2011 and December 31, 2010, respectively. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of mortgage-servicing rights was $3.2 million at December 31, 2011 and $3.6 million at December 31, 2010.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,896	$3,039	$2,932
Capitalized mortgage-servicing rights	465	655	1,378
Mortgage-servicing rights portfolio amortization and impairment	(775)	(798)	(1,271)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,586	$2,896	$3,039

Amortization

The following table summarizes the estimated future amortization expense of the Company’s mortgage-servicing rights at December 31, 2011 for the periods indicated (in thousands).

During the years ended December 31,
2012	$781
2013	617
2014	483
2015	374
2016	286
Thereafter	45

$2,586

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Valuation allowance, beginning of period	$39	$40	$30
Additions charged to and (reduction credited from) operations	—	(1)	10

Valuation allowance, end of period	$39	$39	$40

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

10.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	December 31,
	2011	2010
Foreclosed real estate	$27,663	$19,983
Repossessed personal property	161	104

Total foreclosed real estate and repossessed personal property	$27,824	$20,087

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $5.9 million and $12.5 million at December 31, 2011 and December 31, 2010, respectively.

	At and for the years ended December 31,
	2011	2010	2009
Foreclosed real estate, beginning of period	$19,983	$27,826	$6,719
Plus: New foreclosed real estate	27,163	20,423	24,628
Less: Proceeds from sale of foreclosed real estate	(13,397)	(17,616)	(689)
Less: Gain (loss) on sale of foreclosed real estate	(41)	587	(72)
Less: Provision charged to expense	(6,045)	(11,237)	(2,760)

Foreclosed real estate, end of period	$27,663	$19,983	$27,826

Subsequent to December 31, 2011, seven properties with an aggregate net carrying amount of $1.6 million were sold resulting in writedowns and losses of $142 thousand. At February 24, 2012, six additional properties with an aggregate net carrying amount of $2.3 million were under contract for sale to close in the first quarter of 2012 at an anticipated $105 thousand gain.

11.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	December 31,
	2011	2010
Transaction deposit accounts	$460,766	$434,108
Money market deposit accounts	145,649	143,143
Savings deposit accounts	59,117	49,472
Time deposit accounts $100,000 and greater	198,202	247,169
Time deposit accounts less than $100,000	200,447	299,470

Total deposits	$1,064,181	$1,173,362

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2011 and December 31, 2010, $621 thousand and $692 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at December 31, 2011 or December 31, 2010. Deposits associated with the two branches under contract for sale totaled $47.8 million (including time deposits of $23.7 million) at December 31, 2011.

Time Deposit Account Maturities

The following table summarizes the maturity distribution of time deposit accounts at December 31, 2011 (in thousands).

2012	$190,279
2013	187,320
2014	8,217
2015	10,851
2016	1,924
Thereafter	58

$398,649

Jumbo Time Deposit Accounts

Jumbo time deposit accounts are accounts with balances totaling $100,000 or greater at the date indicated. The following table summarizes the jumbo time deposit accounts by maturity at December 31, 2011 (in thousands).

Three months or less	$22,936
Over three months through six months	13,063
Over six months through twelve months	29,082

Twelve months or less	65,081

Over twelve months	133,121

Total jumbo time deposit accounts	$198,202

Jumbo time deposit accounts totaled $247.2 million at December 31, 2010.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Transaction deposit accounts	$109	$248	$526
Money market deposit accounts	198	622	602
Savings deposit accounts	32	124	132
Time deposit accounts	8,995	12,566	18,251

Total interest expense on deposits	$9,334	$13,560	$19,511

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

12.	Borrowings

The following table provides detail with respect to borrowings at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2011	2010	2009
Retail repurchase agreements
Amount outstanding at year-end	$23,858	$20,720	$15,545
Average amount outstanding during year	24,403	22,809	23,227
Maximum amount outstanding at any month-end	24,798	26,106	29,461
Rate paid at year-end	0.01%	0.25%	0.25%
Weighted average rate paid during the year	0.08	0.25	0.25

Commercial paper
Amount outstanding at year-end	$—	$—	$19,061
Average amount outstanding during year	—	8,435	24,085
Maximum amount outstanding at any month-end	—	18,948	27,041
Rate paid at year-end	—%	—%	0.25%
Weighted average rate paid during the year	—	0.25	0.25

Other short-term borrowings
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	11	1	5,335
Maximum amount outstanding at any month-end	—	—	17,295
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	0.62

FHLB borrowings
Amount outstanding at year-end	$—	$35,000	$101,000
Average amount outstanding during year	2,027	95,231	78,166
Maximum amount outstanding at any month-end	5,000	101,000	170,000
Rate paid at year-end	—%	2.99%	2.01%
Weighted average rate paid during the year	3.55	1.79	2.27

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are securities transactions, not insured deposits.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Correspondent Bank Lines of Credit

At December 31, 2011, the Company had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	December 31,
	2011	2010
Correspondent bank line of credit accomodations	$35,000	$5,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$35,000	$5,000

In April 2011, the Company obtained an uncommitted overnight variable-rate line of credit from a correspondent bank totaling $25 million. If drawn upon, the Company will be required to pledge investment securities with a fair value equal to 110% of the amount borrowed. These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

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

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $3.5 million at December 31, 2011 and $6.8 million at December 31, 2010 and is included in Other assets in the Consolidated Balance Sheets. During 2011, the FHLB repurchased $3.3 million of the FHLB stock owned by the Company. The stock was repurchased at book value therefore no gain or loss was recognized.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	December 31,
	2011	2010
Available lendable loan collateral value to serve against FHLB advances and letters of credit	$66,690	$92,464
Available lendable investment security collateral value to serve against FHLB advances and letters of credit	15,410	46,275
Advances and letters of credit
FHLB advances	—	(35,000)
Letters of credit	—	(50,000)
Excess	82,100	53,303

In September 2011, the Company’s undrawn $50 million letter of credit with the FHLB matured and the Company chose not to renew it as a result of having sufficient excess pledgeable securities and related liquidity. At December 31, 2011, the Company had no outstanding advances or letters of credit from the FHLB.

Any FHLB advance with a fixed interest rate is subject to a prepayment fee in the event of full or partial repayment prior to maturity or the expiration of any interim interest rate period. In December 2010, January 2011 and May 2011, the Company prepaid $61.0 million, $30.0 million, and $5.0 million respectively, of FHLB advances resulting in prepayment penalties of $33 thousand, $136 thousand, and $276 thousand respectively.

Federal Reserve Discount Window

At both December 31, 2011 and December 31, 2010, $10.9 million of loans and securities were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since its establishment in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

Convertible Debt

In March 2010, the Company issued unsecured convertible promissory notes in an aggregate principal amount of $380 thousand to members of the Board of Directors. The notes bore interest at 10% per year payable quarterly, had a stated maturity of March 31, 2015, were prepayable by the Company at any time at the discretion of the Board of Directors, and were mandatorily convertible into common stock of the Company at the same terms and conditions as other investors that participate in the Company’s next stock offering. The proceeds from the issuance of the notes were contributed to the Bank as a capital contribution. Upon the consummation of the Private Placement on October 7, 2010, the convertible promissory notes were converted into shares of the Company’s common stock at the same price per share as the common stock issued in the Private Placement, and the accrued interest was paid on October 7, 2010.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

13.	Shareholders’ Equity

Reverse Stock Split

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock, as reflected at the opening of trading on the following day. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Immediately prior to the Effective Date, the Company had 75,000,000 authorized common shares and 50,906,222 shares of common stock outstanding. After giving effect to the stock split, the Company had 75,000,000 authorized common shares and 12,726,399 shares of common stock outstanding. Authorized but unissued common shares were 62,255,999 at February 24, 2012.

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

As disclosed in Note 16, Equity Based Compensation, as of February 24, 2012 the Company has reserved a total of 442,145 shares for future issuance under various equity incentive plans. During the year ended December 31, 2011, the Company awarded a total of 106,784 shares of restricted stock to directors and management and 383,251 stock options to management.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. Under the terms of a Consent Order the Bank entered into with the FDIC and the State Board in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

14.	Income Taxes

The following table summarizes income tax expense (benefit) attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2011	2010	2009
Current income tax benefit
Federal	$(1)	$(6,866)	$(17,250)
State	—	—	—

Total current benefit	(1)	(6,866)	(17,250)

Deferred income tax (benefit) expense
Federal	(2,663)	5,512	(4,873)
State	—	12	(5)

Total deferred (benefit) expense	(2,663)	5,524	(4,878)

Total current and deferred benefit	$(2,664)	$(1,342)	$(22,128)

For the year ended December 31, 2011, the deferred income tax benefit of $2.7 million consisted of a reduction in the valuation allowance required against the net deferred income tax asset that resulted from favorable net adjustments for deferred income taxes charged against accumulated other comprehensive income. During 2011, $3.3 million of deferred income taxes pertaining to changes in net unrealized gains and losses on available for sale investment securities was charged against other comprehensive income. This amount was partially offset by $648 thousand of deferred income taxes pertaining to pension cost that was credited to other comprehensive income.

There was no excess tax benefit from equity based awards recorded in shareholders’ equity during the years ended December 31, 2011 and 2010 and $133 thousand of such tax benefit was recorded during the year ended December 31, 2009.

The following table reconciles the Company’s statutory federal income tax rate to the effective income tax rate for the periods indicated.

	For the years ended December 31,
	2011	2010	2009
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt income	4.5	0.9	0.9
Expenses not deductible for tax purposes	(0.2)	(0.1)	(0.2)
Increase in deferred income tax valuation allowance	(29.0)	(33.4)	—
Other	(0.1)	(0.2)	(0.1)

Effective tax rate	10.2%	2.2%	35.6%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company’s consolidated balance sheets included no net deferred tax asset at December 31, 2011 and 2010 because valuation allowances were provided to fully offset the net deferred tax asset as of the end of each period. The following table summarizes the Company’s gross deferred tax assets, related valuation allowance, and gross deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2011	2010
Deferred tax assets
Allowance for loan losses	$8,959	$9,427
Nonaccrual loan interest	309	706
Valuation allowance for commercial loans held for sale	330	829
Writedowns of foreclosed real estate	3,095	4,840
Pension plan contributions and accrued liability	2,143	1,825
Recognized built-in loss carryforward	16,923	5,563
Alternative minimum tax credit carryforward	475	475
Federal net operating loss carryforward	3,506	1,420
Other	1,156	791

Deferred tax assets, gross	36,896	25,876
Valuation allowance	(28,068)	(20,520)

Deferred tax assets after valuation allowance	8,828	5,356

Deferred tax liabilities
Premises, equipment and capital leases	(1,752)	(1,467)
Deferred loan fees and costs, net	(1,592)	(1,765)
Unrealized gains on investment securities available for sale	(4,084)	(773)
Mortgage-servicing rights	(905)	(1,014)
Other	(495)	(337)

Total deferred tax liabilities, gross	(8,828)	(5,356)

Deferred tax asset, net	$—	$—

As of December 31, 2011, the Company had federal net operating loss carryforwards totaling approximately $10.0 million. If not utilized to offset future taxable income, $4.9 million will expire in 2030 and $5.1 million will expire in 2031. During 2009, the U.S. Congress extended the net operating loss carryback period from two years to five years for qualifying institutions. Effective January 1, 2010, the available carryback years for net operating losses under the Internal Revenue Code rules reverted from five years back to two years. At December 31, 2010, the Company had additional carryback capacity to recapture up to $7.4 million of taxes paid in 2008. Accordingly, the Company’s income tax receivable of $7.4 million at December 31, 2010 was primarily the result of its taxable net operating loss for the year ended December 31, 2010 which was carried back to 2008. In March 2011, after filing its 2010 federal income tax return, the Company filed a request for refund for this amount, and the refund was received in April 2011.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. During 2008, the Internal Revenue Service examined the Company for tax years 2006 through 2007. With few exceptions, the Company and the Bank are not subject to federal and state income tax examinations for taxable years prior to 2008.

As of December 31, 2011, net deferred tax assets, without regard to any valuation allowance, of $28.1 million are recorded in the Company’s Consolidated Balance Sheets. The net deferred tax asset is fully offset by

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax asset in December 2010. The Company’s ongoing analysis indicates that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at December 31, 2011.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward preacquisition net operating losses and to determine the amount of NUBIL, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, NUBIL realized within 5 years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as preacquisition built-in losses are ultimately realized. As of December 31, 2011, the Company currently estimates that future utilization of net operating loss carryforwards and built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be known until the five-year limitation period expires in October 2015.

15.	Benefit Plans

401(k) Plan

Teammates are given the opportunity to participate in the Company’s 401(k) plan which is designed to supplement a teammate’s retirement income. Under the 401(k) plan, participants are able to defer a portion of their salary into the plan. During 2011, the Company matched teammate contributions at a rate of $0.60 per dollar up to 6% of a teammate’s eligible compensation. Matching contributions are contributed to the plan prior to the end of each plan year. Prior to December 1, 2009, teammates were eligible to participate in this plan after completing one year of service and reaching age 21. Effective December 1, 2009, teammates are eligible to participate in the plan immediately when hired. During the years ended December 31, 2011, 2010 and 2009, the Company made matching contributions to the 401(k) plan totaling $392 thousand, $426 thousand, and $407 thousand, respectively. Effective January 1, 2012, the Company suspended its regular ongoing matching of teammate contributions and replaced it with a discretionary contribution based on attaining an appropriate level of profitability.

Until January 1, 2011, the Company’s trust department administered the plan’s assets. The plan’s assets are now managed by a third party administrator. Contributions to the plan are made as required by the Employee Retirement Income Security Act of 1974.

Defined Benefit Pension Plan

Historically, the Company has offered a noncontributory, defined benefit pension plan that covered all full-time teammates having at least 12 months of continuous service and having attained age 21. In 2007, the Company notified teammates that it would cease accruing pension benefits for teammates with regard to the noncontributory, defined benefit pension plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

The Company recognizes the funded status of the defined benefit postretirement plan in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that had

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

not yet been recognized through net periodic benefit cost as of December 31, 2007 are recognized in accumulated other comprehensive income, net of tax impacts, until they are amortized as a component of net periodic benefit cost.

Unless a business entity remeasures both its plan assets and benefit obligations during the fiscal year, the funded status it reports in its Consolidated Balance Sheets will be the same asset or liability recognized in the previous year-end Consolidated Balance Sheets adjusted for subsequent accruals of net periodic benefit cost that exclude the amortization of amounts previously recognized in other comprehensive income and contributions to a funded plan, or benefit payments. The Company recorded a corresponding reduction of $2.0 million, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2008, an additional reduction of $2.8 million, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2009, an additional reduction of $577 thousand, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2010, and an additional reduction of $1.2 million, after-tax, to accumulated other comprehensive income (loss) in shareholders’ equity in order to recognize the underfunded status of its defined benefit pension plan at December 31, 2011.

Defined Benefit Pension Plan Funded Status.    The following table summarizes the combined change in benefit obligation, defined benefit pension plan assets, and funded status of the Company’s defined benefit pension plan at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2011	2010	2009
Change in benefit obligation
Benefit obligation, beginning of period	$19,082	$16,908	$11,270
Interest cost	1,002	1,015	923
Net actuarial loss	904	2,175	5,836
Benefits paid	(1,202)	(1,016)	(1,121)

Benefit obligation, end of period	19,786	19,082	16,908
Change in plan assets
Fair value of plan assets, beginning of period	13,868	13,202	10,774
Return on plan assets	(575)	1,604	1,748
Employer contribution	1,572	78	1,801
Benefits paid	(1,202)	(1,016)	(1,121)

Fair value of plan assets, end of period	13,663	13,868	13,202

Underfunded status	$(6,123)	$(5,214)	$(3,706)

Net actuarial loss	$(13,919)	$(12,066)	$(11,179)
Income tax benefit	(4,871)	(4,223)	(3,913)

Accumulated other comprehensive loss impact	$(9,048)	$(7,843)	$(7,266)

The Company’s net accrued liability recognized at December 31, 2011 and 2010 is included in Other liabilities in the Consolidated Balance Sheets.

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

	For the years ended December 31,
	2011	2010	2009
Interest cost	$1,002	$1,015	$923
Expected return on plan assets	(1,162)	(1,023)	(899)
Amortization of net actuarial loss	788	708	725

Net periodic pension expense	$628	$700	$749

As a result of the Company’s decision to curtail the plan effective January 1, 2008, no costs relative to service costs have been necessary since that date as teammates no longer accrue benefits for services rendered.

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

Defined Benefit Pension Plan Assumptions.    One of the principal components of the net periodic pension expense calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause the Company to recognize pension income returns that are greater or less than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time and is not expected to change significantly. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by the Company’s teammates over the life of the Company’s pension obligation. To ensure that the expected rate of return is reasonable, the Company considers such factors as long-term historical return experience for major asset class categories and considers any material forward-looking return expectations for these major asset classes. Differences between expected and actual returns in each year, if any, are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The Company generally amortizes any net actuarial gain or loss in excess of a predetermined corridor in net periodic pension expense calculations. Expected returns on defined benefit pension plan assets are developed by the Company in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, and long-term expected rates of return on the relevant asset classes.

The Company uses a discount rate to determine the present value of its future benefit obligations. The discount rate is determined in consultation with the third party actuary and is set by matching the projected benefit cash flow to a yield curve consisting of the 50% highest yielding issuances within each defined maturity tranche of a AA-only universe of bonds monitored by the third party actuary. Prior to 2011, the Company based the discount rate on the Citigroup pension yield curve, which was used by the third party actuary. The Company revised this assumption to the AA-only yield curve in 2011 as this curve provides greater transparency with respect to the underlying bonds and provides a better matching to the payment of benefits. The yield curve reflects the plan specific duration.

The pension plan includes common stock of the Company, which, prior to August 18, 2011, was not traded on an exchange and the value of which is subject to change based on the Company’s financial results. At December 31, 2011, the fair value of Company common stock included in the plan was 0.1% of total fair value of

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

assets of the plan. Additionally, the Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality, and turnover and updates such factors to reflect experience and expectations for the future.

The following table summarizes the assumptions used in computing the benefit obligation and the adjusted net periodic expense (income) for the periods indicated.

	For the years ended December 31,
	2011	2010	2009
Assumptions used in computing benefit obligation:
Discount rate	5.02%	5.35%	5.90%
Rate of increase in compensation levels	n/a	n/a	n/a
Assumptions used in computing net periodic benefit cost:
Discount rate	5.35	5.90	5.70
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase	n/a	n/a	n/a

Defined Benefit Pension Plan Assets.    The following table summarizes the fair value of defined benefit pension plan assets by major category at the dates indicated (in thousands).

	December 31,
	2011	2010
Investments, at fair value
Interest-bearing cash	$725	$787
U.S. government and agency securities	309	513
Municipal securities	785	738
Corporate bonds	4,063	3,211
Corporate stocks	1,279	1,734
Palmetto Bancshares, Inc. common stock	20	42
Pooled funds	6,482	6,805
Accrued interest receivable	—	38

Total assets	$13,663	$13,868

The Company’s trust department administered the defined benefit pension plan’s assets. The investment objectives of the defined benefit pension plan assets are designed to maintain full funding with respect to the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the defined benefit pension plan’s participants. The obligations are estimated using actuarial assumptions based on the current economic environment. The defined benefit pension plan’s investment strategy balances the requirement to generate return, using higher-returning assets, with the need to control risk using less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values, and changes in interest rates that could cause the defined benefit pension plan to become underfunded, thereby increasing the defined benefit pension plan’s dependence on contributions from the Company.

Plan assets are managed by professional investment firms as well as by investment professionals that are teammates of the Company as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the defined benefit pension plan, approving the appointment of the investment manager, and reviewing the performance of the defined benefit pension plan assets at least annually.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

•	Interest-bearing cash. Valued at the net asset value of units held by the pension plan at year-end.

•	U.S. government and agency securities. Valued at the closing price reported in the active market in which the individual securities are traded.

•	Municipal securities. Valued at the closing price reported in the active market in which the individual securities are traded.

•	Corporate bonds. Valued at the closing price reported in the active market in which the bond is traded.

•	Corporate stocks (including Palmetto Bancshares, Inc.). Valued at the closing price reported in the active market in which the individual securities are traded.

•	Pooled funds. Valued at the net asset value of units held by the pension plan at year-end.

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

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$1,299	$12,364	$—	$13,663

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$1,734	$12,092	$42	$13,868

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis at the dates and for the period indicated (in thousands).

Palmetto Bancshares, Inc. common stock
Balance, December 31, 2010	$42
Total unrealized losses	(1)
Transfers out of Level 3	(41)

Balance, December 31, 2011	$—

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Palmetto Bancshares, Inc. common stock was transferred from Level 3 during 2011 as a result of changes in the observability of significant inputs due to its listing on the NASDAQ Stock Exchange in August 2011.

Current and Future Expected Contributions.    The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 73% funded at January 1, 2011 and, as a result, in March 2011, the Company contributed $1.3 million to the pension plan. This contribution increased the Company’s asset to liability ratio to the 80% threshold level. Additional contributions of $307 thousand were made during the 2011 plan year. During January 2012, the Company made its final employer contributions for the 2011 plan year in the amount of $94 thousand.

Expected Future Defined Benefit Pension Plan Payments.    The following table summarizes the benefits expected to be paid for the next 10 years in thousands.

During the years ended December 31,
2012	$889
2013	926
2014	980
2015	1,032
2016	1,067
2017—2021	6,250

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011.

Key Man Life Insurance

The Company has purchased life insurance policies on certain key teammates. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both December 31, 2011 and 2010, the cash surrender value of such policies totaled $1.6 million.

16.	Equity Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan. The Plan terminated in 2007 and no options have been granted under the Plan since then. However, the termination did not impact options previously granted under the Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 18,703 stock option awards remained outstanding at December 31, 2011 with exercise prices ranging from $80.00 to $121.60 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The Board determined the terms of the options on the grant date. The option price was at least 100% of fair value of the Company’s common stock as of the grant date, and the term of the options was not greater than 10 years. Under the Plan, the Company could grant nonqualified stock options and incentive stock options. Options granted to teammates were considered incentive stock options, while options granted to nonteammates were nonqualified stock options.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The estimated grant-date fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model estimates

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, the level of risk-free interest rates, dividend yields, and expected option term.

The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2008	42,333	$83.92
Forfeited	(4,530)	52.00
Exercised	(1,000)	106.40

Outstanding at December 31, 2009	36,803	87.22
Forfeited	(6,800)	69.32

Outstanding at December 31, 2010	30,003	91.72
Forfeited	(11,300)	88.54

Outstanding at December 31, 2011	18,703	93.65

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at December 31, 2011.

	Options outstanding			Options exercisable
Exercise price or range of exercise prices	Number of stock options outstanding at December 31, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number of stock options exercisable at December 31, 2011	Weighted-average exercise price
$80.00	5,503	1.00	$80.00	5,503	$80.00
$93.20 to $106.40	8,500	2.03	93.59	8,500	93.59
$109.20 to $121.60	4,700	4.04	109.73	4,700	109.73

Total	18,703	2.23	93.65	18,703	93.65

At December 31, 2011 and December 31, 2010, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value. The total intrinsic value of stock options exercised during the years ended December 31, 2009 was $62 thousand.

Compensation Expense.    The compensation expense for stock options charged against pretax loss during the year ended December 31, 2011 was less than $1 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. The compensation expense that was charged against pretax loss during 2010 for stock options within the 1997 Stock Compensation Plan was $30 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense for 2010. The compensation expense that was charged against pretax net loss during 2009 for stock options was $64 thousand. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense was $6 thousand. Estimates of forfeitures are made at the time of grant and were not expected to be significant; therefore, compensation expense is being recognized for all equity based awards.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2011, there was no unrecognized compensation expense related to unvested stock option awards granted under the 1997 Plan. At December 31, 2010, based on options outstanding at that time, the total compensation expense related to unvested stock option awards granted under the 1997 Plan but not yet recognized was slightly less than $1 thousand, before the impact of income taxes. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option.

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

	Shares of restricted stock	Weighted- average grant date fair value
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00

Remaining shares available for issuance at December 31, 2011	30,806

Of the 31,694 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 15,090 shares had been met as of December 31, 2011.

During 2011, 10,658 shares of restricted stock with a total value of $106 thousand were granted to the nonmanagement directors of the Company as compensation for their annual Board retainers and upon their reelection to the Board in May 2011. During 2011, 6,875 shares of restricted stock with a total value of $76 thousand were granted to two members of senior management. In the first quarter 2012, 17,613 shares of restricted stock with a total value of $90 thousand were granted to the nonmanagement directors of the Company as compensation for their annual Board retainers.

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate

Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)

Issued to teammates	5 years

During this period, the holder is entitled to full voting rights and dividends as described above.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Compensation Expense.    The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax loss during the year ended December 31, 2011 for the 2008 Plan was $360 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. For the year ended December 31, 2010, compensation expense for restricted stock awards was $297 thousand and the income tax benefit with regard to the deductible portion of this compensation expense was $1 thousand for the same period. The compensation expense that was charged against pretax loss during 2009 for restricted stock awards was $253 thousand. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense for the same periods was $89 thousand. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At December 31, 2011, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the 2008 Plan but not yet recognized was $654 thousand. This expense is expected to be recognized through 2016.

2011 Stock Incentive Plan

At the May 19, 2011 Annual Meeting of Shareholders, the Company’s shareholders approved the Palmetto Bancshares, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) to further support the alignment of management and shareholder interests. The 2011 Plan allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with a strike price at or above the fair market value per share of Palmetto Bancshares, Inc. common stock on the date of grant. Stock options granted to participants under the 2011 Plan may be either incentive stock options or nonqualified stock options.

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

	Total shares	Shares of restricted stock	Weighted- average grant date fair value	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	473,002	89,751	$10.48	383,251	$10.51

Remaining shares available for issuance at December 31, 2011	26,998

During 2011, 89,751 shares of restricted stock with an estimated fair value of $940 thousand and 383,251 stock options with an estimated fair value of $2.0 million were granted to certain members of senior management. Both the restricted shares and stock options are subject to time and performance based restrictions. The time based restrictions require continuous employment over a five-year period and the performance based

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

restrictions require removal of the Consent Order and two consecutive quarters of net income. Assuming the time and performance based restrictions are satisfied, the awards vest ratably in years three, four and five. If the performance restrictions are not met, all of the awards are forfeited.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at December 31, 2011. No options were exercisable under the 2011 Plan at December 31, 2011.

	Options outstanding
Exercise price	Number of stock options outstanding at December 31, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price
$ 10.40	312,501	9.39	$9.39
$ 11.00	70,750	9.54	11.00

Total	383,251	9.42	9.69

At December 31, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Determining Fair Value.    The following table summarizes fair value of each stock option award granted under the 2011 Plan as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for the determination of fair value of such grants.

	May 16, 2011 Grants	June 16, 2011 Grants	October 20, 2011 Grant
Option price	$10.40	$11.00	$11.00
Fair value of stock option awards granted	$5.16	$5.40	$3.10
Expected dividend yield	—%	—%	—%
Expected volatility	45	45	45
Risk-free interest rate	2.51	2.22	1.45
Contractual term (years)	10	10	10
Expected term (years)	7	7	7
Vesting period (years)	5	5	5

Compensation Expense.    The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax loss for the year ended December 31, 2011 for awards under the 2011 Plan was $461 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. Compensation expense is adjusted to reflect awards forfeited prior to vesting. At December 31, 2011, based on awards outstanding at that time, the total pretax compensation expense related to unvested equity awards granted under the 2011 Plan but not yet recognized was $2.4 million. This expense is expected to be recognized through 2016.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

17.	Average Share Information

The following table summarizes the reconciliation of the numerators and denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the years ended December 31,
	2011	2010	2009
Weighted average common shares outstanding—basic	12,555,247	3,978,250	1,612,439
Dilutive impact resulting from potential common share issuances	—	—	—

Weighted average common shares outstanding—diluted	12,555,247	3,978,250	1,612,439

Per Share Data
Net loss—basic	$(1.86)	$(15.13)	$(24.86)
Net loss—diluted	(1.86)	(15.13)	(24.86)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the years ended December 31, 2011 and 2010 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

Reverse Stock Split

As disclosed in Note 13, Shareholders’ Equity, the Company completed a one-for-four reverse split of its common stock effective June 28, 2011.

18.	Commitments, Guarantees, and Other Contingencies

Lending Commitments and Standby Letters of Credit

Unused lending commitments to clients are not recorded in the Consolidated Balance Sheets until funds are advanced. For commercial clients, lending commitments generally take the form of unused revolving credit arrangements to finance clients’ working capital requirements. For retail clients, lending commitments are generally unused lines of credit secured by residential property. The Company routinely extends lending commitments for both floating and fixed-rate loans.

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at December 31, 2011 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$51,632
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	4,373
Commercial real estate, other construction loan, and land development loan commitments	26,013
Commercial and industrial loan commitments	17,238
Overdraft protection line commitments	27,533
Other	11,429

Total commitments to extend credit	$138,218

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.0 million and $2.7 million at December 31, 2011 and December 31, 2010, respectively.

The reserve for unfunded commitments at December 31, 2011 and December 31, 2010 was $378 thousand and $99 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Loan Participations

With regard to loan participations sold as disclosed in Note 4, Loans, and Note 10, Foreclosed Real Estate and Repossessed Personal Property, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Derivatives

For additional disclosure regarding the Company’s off-balance sheet arrangements and commitments related to its derivative loan commitments and freestanding derivatives, see Note 1, Summary of Significant Accounting Policies, and Note 19, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2011 (in thousands) except obligations for teammate benefit plans as these obligations are paid from separately identified assets. For additional disclosure regarding this teammate benefit plan, see Note 15, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,785	$3,221	$3,078	$11,298	$19,382
Time deposit accounts	190,279	195,537	12,775	58	398,649

Total other contractual obligations	$192,064	$198,758	$15,853	$11,356	$418,031

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

Real property operating lease obligations summarized in the preceding table:

•	Include obligations with regard to one branch that was consolidated during 2008 that is leased by the Company and is currently vacant. This lease obligation expires in March 2012.

•

Include obligations for which we are contractually obligated without adjustment for the anticipated impact of our reduction in our branch network. In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. The Bank will consolidate the North Harper branch into the West Main branch in Laurens and the South

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Main branch into the Montague branch in Greenwood and is expected to complete these consolidations on March 30, 2012. The South Main branch is a leased location. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. The Rock Hill branch and adjacent office space are leased locations.

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

In conjunction with our annual budgeting process, capital expenditures are approved for the coming year. During the budgeting process for 2012, the Board of Directors approved $2.6 million in capital expenditures related to technology and facilities. Generally, purchase obligations are not made in advance of such purchases, although to obtain discounted pricing we may enter into such arrangements. In addition, we anticipate that expenditures will be required during 2012 that could not have been expected and, therefore, were not approved in the budgeting process. Funds to fulfill both budgeted and nonbudgeted commitments will come from our operational cash flows.

Although we expect to make capital expenditures in years subsequent to 2012, capital expenditures are reviewed on an annual basis. Therefore, we have not yet estimated such capital expenditure obligations for years subsequent to 2012.

Recourse Liability on Credit Card Accounts

In connection with the sale of the credit card portfolio in December 2010 and related joint marketing agreement, the Company is subject to a recourse obligation on certain credit card accounts with outstanding balances of $135 thousand at December 31, 2011. The Company has a reserve of $14 thousand included in Other liabilities established for estimated losses in connection with these accounts.

Legal Proceedings

The Company is subject to actual and threatened legal proceedings and other claims arising out of the conduct of its business. Some of these suits and proceedings seek damages, fines, or penalties. These suits and proceedings are being defended by or contested on the Company’s behalf. On the basis of information presently available, the Company does not believe that existing proceedings and claims will have a material impact on its financial position or results of operations.

19.	Derivative Financial Instruments and Hedging Activities

At December 31, 2011 and December 31, 2010, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At December 31, 2011, commitments to originate conforming loans totaled $10.7 million. At December 31, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $365 thousand. At December 31, 2010, commitments to originate conforming loans totaled $12.2 million. At December 31, 2010, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $103 thousand and negative fair values, included with Other liabilities in the Consolidated Balance Sheets, totaling $40 thousand. The net change in derivative loan commitment fair values during the year ended December 31, 2011 and 2010 resulted in net derivative loan commitment income of $302 thousand and $22 thousand, respectively.

Forward sales commitments totaled $8.0 million at December 31, 2011. At December 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $116 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $25 thousand. Forward sales commitments totaled $19.6 million at December 31, 2010. At December 31, 2010, forward sales commitments had positive fair values, included with Other assets in the Consolidated Balance Sheets, totaling $175 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $96 thousand. The net change in forward sales commitment fair values during the year ended December 31, 2011 and 2010, resulted in income of $12 thousand and expense of $12 thousand, respectively.

20.	Disclosures Regarding Fair Value

Valuation Methodologies

Following is a description of the valuation methodologies used for fair value measurements.

Investment securities available for sale.    Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or NASDAQ, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments classified as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 2 securities are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 3 securities include asset-backed securities in less liquid markets.

Mortgage loans held for sale.    Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies these loans subjected to nonrecurring fair value adjustments as Level 2.

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

Impaired loans.    Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2011 and 2010, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate and repossessed personal property.    Foreclosed real estate and repossessed personal property is carried at the lower of carrying value or fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

Derivative financial instruments.    Currently, the Company enters into loan commitments and forward sales commitments. The valuation of these instruments is computed using internal valuation models utilizing observable market-based inputs. As such, derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2.

Long-lived assets held for sale.    Nonrecurring fair value adjustments on long-lived assets held for sale reflect impairment writedowns. Appraisals are used to determine impairment, and these appraisals may require significant adjustments to market-based valuation inputs. As a result, the assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$120,965	$—	$120,965
Collateralized mortgage obligations	—	118,949	—	118,949
Other mortgage-backed (federal agencies)	—	21,078	—	21,078
Derivative financial instruments	—	481	—	481

Total assets measured at fair value on a recurring basis	$—	$261,473	$—	$261,473

Liabilities
Derivative financial instruments	$—	$25	$—	$25

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
U.S. Treasury and federal agencies	$—	$37,426	$—	$37,426
State and municipal	7,530	44,932	—	52,462
Collateralized mortgage obligations	25,992	82,179	—	108,171
Other mortgage-backed (federal agencies)	—	20,716	—	20,716
Derivative financial instruments	—	278	—	278

Total assets measured at fair value on a recurring basis	$33,522	$185,531	$—	$219,053

Liabilities
Derivative financial instruments	$—	$136	$—	$136

For additional disclosure regarding the fair value of defined benefit pension plan assets, see Note 15, Benefit Plans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that were reflected in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of the periods indicated (in thousands).

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,648	$—	$3,648
Commercial loans held for sale	—	12,857	1,321	14,178
Impaired loans in gross loans	—	36,314	7,111	43,425
Foreclosed real estate and repossessed personal property	3,491	2,266	22,067	27,824
Long-lived assets held for sale	—	—	1,603	1,603

Total assets measured at fair value on a nonrecurring basis	$3,491	$55,085	$32,102	$90,678

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$4,793	$—	$4,793
Commercial loans held for sale	1,303	21,231	43,623	66,157
Impaired loans in gross loans	—	49,083	6,649	55,732
Foreclosed real estate and repossessed personal property	5,999	13,939	149	20,087
Long-lived assets held for sale	—	—	235	235

Total assets measured at fair value on a nonrecurring basis	$7,302	$89,046	$50,656	$147,004

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

For assets and liabilities that are not presented on the Consolidated Balance Sheets at fair value, the Company uses several different valuation methodologies as outlined below.

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

Certain of the Company’s assets and liabilities are financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following Consolidated Balance Sheet captions: cash and cash equivalents, retail repurchase agreements, commercial paper, and other short-term borrowings.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Significant assets and liabilities that are not financial instruments include those resulting from the Company’s mortgage-banking operations, the value of the long-term relationships with the Company’s deposit clients, deferred income taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant impact on fair value estimates and have not been considered in the estimates.

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

	December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans (1)	$704,537	$715,288	$710,760	$703,856

Total assets	$704,537	$715,288	$710,760	$703,856

Liabilities
Deposits	$1,064,181	$1,069,792	$1,173,362	$1,178,905
FHLB advances	—	—	35,000	35,224

Total liabilities	$1,064,181	$1,069,792	$1,208,362	$1,214,129

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

21.	Holding Company Condensed Financial Information

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are equity issuances, dividends received from the Bank and funds received through stock option exercises.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following tables summarize the holding company’s financial condition, results of operations, and cash flows at the dates and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$959	$2,505
Investment in subsidiary	102,602	112,402
Other	—	12

Total assets	$103,561	$114,919

Liabilities and shareholders’ equity
Intercompany restricted stock settlement	$—	$920
Other	79	100
Shareholders’ equity	103,482	113,899

Total liabilities and shareholders’ equity	$103,561	$114,919

Condensed Statements of Income (Loss)

	For the years ended December 31,
	2011	2010	2009
Interest income from commercial paper (Master notes)	$—	$21	$60
Dividends received from subsidiary	—	—	389
Equity in undistributed loss of subsidiary	(23,154)	(59,366)	(40,412)
Interest expense on commercial paper (Master notes)	—	(21)	(60)
Goodwill impairment	—	(704)	—
Other operating expense	(246)	(132)	(62)

Net loss	$(23,400)	$(60,202)	$(40,085)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(23,400)	$(60,202)	$(40,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Decrease (increase) in due from subsidiary	—	19,486	8,463
Increase in equity in undistributed loss of subsidiary	23,154	59,366	40,412
Goodwill impairment	—	704	—
(Increase) decrease in other assets	12	102	(103)
Increase (decrease) in other liabilities	(707)	30	1,540

Net cash provided by (used in) operating activities	(941)	19,486	10,227
Investing Activities
Capital contribution in subsidiary	(8,556)	(97,348)	—

Net cash used in investing activities	(8,556)	(97,348)	—
Financing Activities
Decrease in commercial paper	—	(19,061)	(8,894)
Proceeds from issuance of common stock	7,951	98,378	—
Proceeds from exercise of stock options	—	—	106
Cash dividends paid on common stock	—	—	(389)

Net cash provided by (used in) financing activities	7,951	79,317	(9,177)
Net increase (decrease) in cash and cash equivalents	(1,546)	1,455	1,050
Cash and cash equivalents, beginning of the period	2,505	1,050	—

Cash and cash equivalents, end of the period	$959	$2,505	$1,050

22.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at December 31, 2011 and December 31, 2010. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Since December 31, 2011, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Annual Report on Form 10-K.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2011
Total capital to risk-weighted assets
Company	$116,864	13.49%	$69,280	8.00%	n/a	n/a
Bank	115,985	13.39	69,285	8.00	$86,607	10.00%
Tier 1 capital to risk-weighted assets
Company	105,852	12.22	34,640	4.00	n/a	n/a
Bank	104,972	12.12	34,643	4.00	51,964	6.00
Tier 1 leverage ratio
Company	105,852	8.59	49,270	4.00	n/a	n/a
Bank	104,972	8.52	49,271	4.00	61,589	5.00

At December 31, 2010
Total capital to risk-weighted assets
Company	$132,118	14.43%	$73,261	8.00%	n/a	n/a
Bank	130,632	14.25	73,339	8.00	$91,674	10.00%
Tier 1 capital to risk-weighted assets
Company	120,478	13.16	36,631	4.00	n/a	n/a
Bank	118,981	12.98	36,669	4.00	55,004	6.00
Tier 1 leverage ratio
Company	120,478	8.22	58,634	4.00	n/a	n/a
Bank	118,981	8.12	58,624	4.00	73,280	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. In November 2009, the FDIC and the State Board (collectively, the “Supervisory Authorities”) conducted their annual joint examination of the Bank (and have since conducted their subsequent annual examination as of September 30, 2010 and are currently conducting an examination as of September 30, 2011). Beginning in October 2009, the Company’s Board of Directors and the Regulatory Oversight and Risk Management Committee of the Board of Directors met periodically with the FDIC to receive status reports on their examination, and the Board received the final report of examination in April 2010. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order. The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

•

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful,” or “Special Mention”;

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

•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. On April 1, 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which it operates were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas; and

•

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

We intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required as of this date to the Supervisory Authorities. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the Supervisory Authorities. However, we believe we are currently in compliance with all provisions of the Consent Order except for the requirement to reduce the total amount of our classified assets at September 30, 2009 by a total of 75% by May 30, 2012. The Consent Order requires a reduction in classified assets by specified percentages by certain dates, with the most recent date being December 2, 2011 when a 65% ($140.5 million) reduction in classified assets was required from the September 30, 2009 balances. As of December 2, 2011, the Bank had reduced its classified assets by $151.7 million, which was more than the amount necessary to meet the December 2, 2011 deadline. The next and final deadline under the Consent Order is May 30, 2012, when a cumulative 75% ($162.1 million) reduction in classified assets from the September 30, 2009 balances is required. As of February 24, 2012, the Bank has reduced its classified assets by 74.2% ($160.4 million). Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

23.	Related Party Transactions

Intercompany Transactions

Intercompany transactions include activities between the Company and the Bank. The former includes transactions disclosed in Note 21, Holding Company Condensed Financial Information. During 2010 and 2010, the Bank’s trust department also managed certain of the assets of the Company’s teammate benefit plans. During 2011, the management of the assets for one of the Company’s benefit plans was transferred to an independent third party leaving the assets of one benefit plan to be managed by the Bank’s trust department.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Related Party Transactions

Certain directors, executive officers, and their related interests are loan clients of the Bank. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions. The total loans outstanding to these related parties aggregated approximately $2.1 million and $2.2 million at December 31, 2011 and 2010, respectively. During 2011 net paydowns on related party loans were $67 thousand. In addition, during 2011 one loan that totaled $18 thousand at December 31, 2010 was no longer determined to have a related interest and was removed from this classification.

24.	Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data regarding results of operations for the periods indicated (in thousands, except per share data). Certain amounts previously presented in the Consolidated Statements of Income (Loss) for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income (loss) as previously reported.

	For the year ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$12,697	$13,145	$13,215	$12,761	$51,818
Interest expense	2,736	2,555	2,267	1,868	9,426

Net interest income	9,961	10,590	10,948	10,893	42,392
Provision for loan losses	5,500	7,400	5,600	2,000	20,500

Net interest income after provision for loan losses	4,461	3,190	5,348	8,893	21,892

Investment secuities gains	—	56	—	101	157
Other noninterest income	3,572	3,702	4,300	3,695	15,269
Noninterest expense	14,061	17,708	16,472	15,141	63,382

Net loss before provision (benefit) for income taxes	(6,028)	(10,760)	(6,824)	(2,452)	(26,064)
Provision (benefit) for income taxes	52	(1,191)	(1,355)	(170)	(2,664)

Net loss	$(6,080)	$(9,569)	$(5,469)	$(2,282)	$(23,400)

Common and per share data
Net loss—basic	$(0.49)	$(0.76)	$(0.43)	$(0.18)	$(1.86)

Net loss—diluted	(0.49)	(0.76)	(0.43)	(0.18)	(1.86)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	For the year ended December 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$14,638	$14,220	$13,579	$13,130	$55,567
Interest expense	4,080	3,716	3,888	3,682	15,366

Net interest income	10,558	10,504	9,691	9,448	40,201
Provision for loan losses	10,750	12,750	13,100	10,500	47,100

Net interest expense after provision for loan losses	(192)	(2,246)	(3,409)	(1,052)	(6,899)

Investment secuities gains	8	—	1	1	10
Other noninterest income	4,489	3,729	4,059	4,580	16,857
Noninterest expense	12,639	14,809	22,010	22,054	71,512

Net loss before provision (benefit) for income taxes	(8,334)	(13,326)	(21,359)	(18,525)	(61,544)
Provision (benefit) for income taxes	(3,042)	(4,793)	(7,580)	14,073	(1,342)

Net loss	$(5,292)	$(8,533)	$(13,779)	$(32,598)	$(60,202)

Common and per share data
Net loss—basic	$(3.28)	$(5.29)	$(8.54)	$(2.97)	$(15.13)

Net loss—diluted	(3.28)	(5.29)	(8.54)	(2.97)	$(15.13)

25.	Subsequent Event

On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell its Rock Hill and Blacksburg branches as part of its previously announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. Under terms of the agreement, the acquirer will purchase the real estate, equipment, substantially all of the loans, and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and several other members of the Company’s senior management as of December 31, 2011. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and is (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data, which includes management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC.

Fourth Quarter Internal Control Changes

During the fourth quarter of 2011, the Company did not make any changes in its internal controls over financial reporting that has materially impacted or is reasonably likely to materially impact those controls.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

3.1.2

Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2010

3.1.3

Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 in the office of the Secretary of State of South Carolina: Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011

3.2.1

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

10.2*	The Palmetto Bank Officer Incentive Compensation Plan: Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.3.1*	Palmetto Bancshares, Inc. 1997 Stock Compensation Plan, as amended to date: Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

10.3.2*	Amendment to the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan: Incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit No.	Description
10.4*

Palmetto Bancshares, Inc. 2008 Restricted Stock Plan: Incorporated by reference to Appendix A to Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 17, 2008

10.5

Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2007

10.6*

Employment Agreement by and between Palmetto Bancshares, Inc. and Samuel L. Erwin, dated December 15, 2009: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

10.7*

Employment Agreement by and between Palmetto Bancshares, Inc. and Lee S. Dixon, dated December 15, 2009: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009

10.8

Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010

10.9

Registration Rights Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010

10.10

Amendment No. 1 dated June 8, 2010 to Stock Purchase Agreement and Registration Rights Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein, each dated as of May 25, 2010: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

10.11

Amendment No. 2 dated September 22, 2010 to Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2010

10.12

Consent Order, effective June 10, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and The Palmetto Bank: Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

10.13

Form of Subscription Agreement by and among Palmetto Bancshares, Inc. and each Institutional Investor participating in the Institutional Shareholders Offering dated as of January 28, 2011: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2011

10.14*

Amended and Restated Employment Agreement by and between Palmetto Bancshares, Inc. and Samuel L. Erwin, dated March 17, 2011: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.15*

Amended and Restated Employment Agreement by and between Palmetto Bancshares, Inc. and Lee S. Dixon, dated March 17, 2011: Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011

10.16*

Palmetto Bancshares, Inc. 2011 Stock Incentive Plan: Incorporated by reference to Exhibit B of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011

21.1^	List of Subsidiaries of the Registrant

Exhibit No.	Description
23.1^	Consent of Elliott Davis, LLC

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^**

The following materials from Palmetto Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement
**

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
Samuel L. Erwin Chief Executive Officer Palmetto Bancshares, Inc. (Principal Executive Officer)

/S/ ROY D. JONES
Roy D. Jones Chief Financial Officer Palmetto Bancshares, Inc. (Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2012

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

Signature	Title	Date

/S/ LEE S. DIXON Lee S. Dixon	Director Chief Operating Officer Chief Risk Officer	March 2, 2012

/S/ SAMUEL L. ERWIN Samuel L. Erwin	Director Chief Executive Officer (Principal Executive Officer)	March 2, 2012

/S/ MICHAEL D. GLENN Michael D. Glenn	Chairman of the Board of Directors	March 2, 2012

/S/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 2, 2012

/S/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 2, 2012

Signature	Title	Date

/S/ ROY D. JONES Roy D. Jones	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2012

/S/ JAMES J. LYNCH James J. Lynch	Director	March 2, 2012

/S/ L. LEON PATTERSON L. Leon Patterson	Director	March 2, 2012

/S/ JANE S. SOSEBEE Jane S. Sosebee	Director	March 2, 2012

/S/ L. STEWART SPINKS L. Stewart Spinks	Director	March 2, 2012

/S/ JOHN P. SULLIVAN John P. Sullivan	Director	March 2, 2012

/S/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 2, 2012

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File

1