Form 10-Q
period 2012-03-31
PALMETTO BANCSHARES INC
filed 2012-04-27
CIK 706874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(800) 725–2265

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class ---------------------------	Outstanding at April 20, 2012 -----------------------------------
Common stock, $0.01 par value	12,744,020

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$117,275	$102,952

Total cash and cash equivalents	117,275	102,952

Federal Home Loan Bank ("FHLB") stock, at cost	3,502	3,502
Investment securities available for sale, at fair value	269,841	260,992
Mortgage loans held for sale	2,841	3,648
Commercial loans held for sale	14,703	14,178

Loans, gross	761,687	773,558
Less: allowance for loan losses	(23,388)	(25,596)

Loans, net	738,299	747,962

Premises and equipment, net	25,278	25,804
Accrued interest receivable	4,987	5,196
Foreclosed real estate	26,701	27,663
Other	10,734	11,255

Total assets	$1,214,161	$1,203,152

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$173,837	$155,406
Interest-bearing	900,246	908,775

Total deposits	1,074,083	1,064,181

Retail repurchase agreements	26,531	23,858
Accrued interest payable	515	554
Other	10,632	11,077

Total liabilities	1,111,761	1,099,670

Shareholders' equity
Preferred stock	-	-
- par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding
Common stock	127	127
- par value $0.01 per share; authorized 75,000,000 shares; 12,744,020 and 12,726,388 issued and outstanding at March 31, 2012 and December 31, 2011, respectively
Capital surplus	142,583	142,233
Accumulated deficit	(37,095)	(36,508)
Accumulated other comprehensive loss, net of tax	(3,215)	(2,370)

Total shareholders' equity	102,400	103,482

Total liabilities and shareholders' equity	$1,214,161	$1,203,152

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the three months ended March 31,
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$51	$105
Dividends received on FHLB stock	12	14
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	-	6
State and municipal (nontaxable)	915	545
Collateralized mortgage obligations (taxable)	509	555
Other mortgage-backed (taxable)	212	200
Interest and fees earned on loans	10,326	11,272

Total interest income	12,025	12,697

Interest expense
Interest paid on deposits	1,393	2,676
Interest paid on retail repurchase agreements	1	11
Interest paid on FHLB borrowings	-	49

Total interest expense	1,394	2,736

Net interest income	10,631	9,961
Provision for loan losses	2,700	5,500

Net interest income after provision for loan losses	7,931	4,461

Noninterest income
Service charges on deposit accounts, net	1,674	1,762
Fees for trust, investment management and brokerage services	719	691
Mortgage-banking	801	376
Automatic teller machine	241	232
Bankcard services	62	76
Other	433	435

Total noninterest income	3,930	3,572

Noninterest expense
Salaries and other personnel	5,608	6,254
Occupancy	1,264	1,183
Furniture and equipment	891	985
Professional services	466	510
FDIC deposit insurance assessment	651	958
Marketing	188	414
Loan workout	229	19
Foreclosed real estate writedowns and expenses	1,368	833
Loss on commercial loans held for sale	128	1,151
Other	1,138	1,754

Total noninterest expense	11,931	14,061

Net loss before provision for income taxes	(70)	(6,028)
Provision for income taxes	517	52

Net loss	$(587)	$(6,080)

Common and per share data
Net loss - basic	$(0.05)	$(0.49)
Net loss - diluted	(0.05)	(0.49)
Cash dividends	-	-
Book value	8.04	9.17

Weighted average common shares outstanding - basic	12,637,819	12,363,707
Weighted average common shares outstanding - diluted	12,637,819	12,363,707

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended March 31,
	2012	2011
Net loss	$(587)	$(6,080)

Other comprehensive loss, before tax
Investment securities available for sale
Change in net unrealized gains during the period	(1,362)	(140)
Reclassification adjustment included in net loss	-	-

Reduction in net unrealized gains on investment securities available for sale	(1,362)	(140)

Other comprehensive loss, before tax	(1,362)	(140)

Benefit for income taxes related to items of other comprehensive loss	(517)	(53)

Other comprehensive loss, net of tax	(845)	(87)

Comprehensive loss	$(1,432)	$(6,167)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share data) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total
Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899
Net loss				(6,080)		(6,080)
Other comprehensive loss, net of tax					(87)	(87)

Comprehensive loss						(6,167)
Common stock issued related to restricted stock granted under equity award plans, par value adjusted, net of forfeitures	34,614		162			162
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951

Balance at March 31, 2011	50,513,722	$505	$141,194	$(19,188)	$(6,666)	$115,845

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482
Net loss				(587)		(587)
Other comprehensive loss, net of tax					(845)	(845)

Comprehensive loss						(1,432)
Compensation expense related to stock options granted under equity award plans			125			125
Common stock issued related to restricted stock granted under equity award plans, par value adjusted, net of forfeitures	17,613		225			225
One-for-four reverse stock split, as of June 28, 2011, adjustment	19

Balance at March 31, 2012	12,744,020	$127	$142,583	$(37,095)	$(3,215)	$102,400

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the three months ended March 31,
	2012	2011
Operating Activities
Net loss	$(587)	$(6,080)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	781	598
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,183	1,327
Provision for loan losses	2,700	5,500
Gain on sales of mortgage loans held for sale, net	(564)	(300)
Loss on commercial loans held for sale	128	1,151
Writedowns, gains and losses on sales of foreclosed real estate, net	1,316	515
Loss on prepayment of FHLB advances	-	136
Originations of mortgage loans held for sale	(17,197)	(11,410)
Proceeds from sale of mortgage loans held for sale	18,568	16,224
Compensation expense on equity-based awards	350	162
(Increase) decrease in interest receivable and other assets, net	1,247	(374)
Decrease in interest payable and other liabilities, net	(484)	(1,231)

Net cash provided by operating activities	7,441	6,218

Investing Activities
Proceeds from maturities of investment securities available for sale	1,570	38,870
Purchases of investment securities available for sale	(26,739)	(107,031)
Repayments on mortgage-backed investment securities available for sale	13,775	11,365
Proceeds from sale of commercial loans held for sale	-	2,130
Repayments on commercial loans held for sale	26	598
Decreases in loans, net	4,008	21,887
Proceeds on sale of foreclosed real estate	1,922	6,988
Purchases of premises and equipment, net	(255)	(561)

Net cash used for investing activities	(5,693)	(25,754)

Financing Activities
Increase in transaction, money market, and savings deposit accounts, net	23,180	31,418
Decrease in time deposit accounts, net	(13,278)	(27,090)
Increase in retail repurchase agreements, net	2,673	2,921
Repayment of FHLB borrowings	-	(30,136)
Proceeds from issuance of common stock, net	-	7,951

Net cash provided by (used in) financing activities	12,575	(14,936)

Net change in cash and due from banks	14,323	(34,472)
Cash and due from banks at beginning of period	102,952	223,017

Cash and due from banks at end of period	$117,275	$188,545

Supplemental cash flow disclosures
Cash paid for interest expense	$1,433	$2,968
Significant noncash activities
Net unrealized loss on investment securities available for sale, net of tax	(845)	(87)
Loans transferred from gross loans to commercial loans held for sale	2,475	1,224
Loans transferred from gross loans to foreclosed real estate, at fair value	1,798	608
Loans transferred from commercial loans held for sale to gross loans, at fair value	1,318	-
Loans transferred from commercial loans held for sale to foreclosed real estate, at fair value	478	3,156

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1906, we specialize in providing personalized community banking services to individuals and small to mid-size businesses including retail banking (including mortgage loans, indirect automobile loans and credit cards), commercial banking (including business banking, treasury management and merchant services) and wealth management (including trust, brokerage, financial planning and insurance services) throughout our primary market area of northwest South Carolina (commonly referred to as “the Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank and other subsidiaries of the Bank (also collectively referred to as the “Company,”“we,” “us” or “our”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements as of and for the three months ended March 31, 2012 and 2011 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2012 (collectively, the “2011 Annual Report on Form 10-K”).

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than any included herein.

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

Since 2009, we have been realigning our organizational structure and more specifically delineating our businesses. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Accordingly, at March 31, 2012, the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2012.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss, comprehensive loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011 (the “Effective Date”), the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at the Effective Date were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Other than the number of issued and outstanding shares of common stock disclosed in the Consolidated Statements of Changes in Shareholders’ Equity, all prior period share amounts have been retroactively restated to reflect the reverse stock split. For additional information related to the reverse stock split, see Note 12, Shareholders’ Equity.

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

The Company and the Bank are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. In addition, the Company and the Bank undergo periodic examinations by regulatory agencies which may subject us to changes with respect to asset and liability valuations, amount of required allowance for loan losses, capital levels or operating restrictions.

Recently Adopted / Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards

Codification. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”)to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting nonowner transactions that impact an entity’s equity. ASU 2011-05 requirements were effective for the Company beginning January 1, 2012 and for interim and annual periods thereafter. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet established a timetable for its reconsideration. The adoption of the requirements of ASU 2011-05 not deferred by ASU 2011-12 had no impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which is intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in statements of financial position whether the statements are prepared using U.S. GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been recently issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on April 4, 2012, based on reported liabilities from February 21, 2012 through March 5, 2012, the Federal Reserve required the Bank to maintain reserves of $12.7 million. After taking into consideration the Company’s levels of vault cash and clearing balance requirements, reserves of $1.8 million were required to be maintained with the Federal Reserve.

Concentrations and Restrictions

In an effort to manage counterparty risk, the Company generally does not sell federal funds to other financial institutions. Federal funds are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds.

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $703 thousand at both March 31, 2012 and December 31, 2011.

3. Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At March 31, 2012 and December 31, 2011, the Company did not have any investment securities classified as trading or held-to-maturity.

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$111,265	$6,985	$-	$118,250
Collateralized mortgage obligations	126,140	1,771	(340)	127,571
Other mortgage-backed (federal agencies)	23,035	1,015	(30)	24,020

Total investment securities available for sale	$260,440	$9,771	$(370)	$269,841

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$113,079	$7,886	$-	$120,965
Collateralized mortgage obligations	117,129	2,210	(390)	118,949
Other mortgage-backed (federal agencies)	20,022	1,056	-	21,078

Total investment securities available for sale	$250,230	$11,152	$(390)	$260,992

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	March 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses

Collateralized mortgage obligations	9	$23,009	$98	12	$23,000	$242	21	$46,009	$340
Other mortgage-backed (federal agencies)	1	3,620	30	-	-	-	1	3,620	30

Total investment securities available for sale	10	$26,629	$128	12	$23,000	$242	22	$49,629	$370

	December 31, 2011
	Less than 12 months			12 months or longer			Total

	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses

Collateralized mortgage obligations	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Total investment securities available for sale	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at March 31, 2012, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of investment securities available for sale based on fair value, at March 31, 2012. An “Aaa” rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	15%	100%	100%
Aa1-A1	53	-	-
Baa2	4	-	-
Not rated	28	-	-

Total	100%	100%	100%

The following table summarizes Standard and Poor’s ratings, by segment, of investment securities available for sale based on fair value, at March 31, 2012.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)
Aaa	17%	-%	-%
Aa+-A	51	100	100
Not rated	32	-	-

Total	100%	100%	100%

Of the state and municipal securities not rated by Moody’s or Standard and Poor’s, only one state and municipal security with a fair value of $204 thousand was not rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at March 31, 2012 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations and other mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value

Due in one year or less	$3,556	$3,593
Due after one year through five years	29,355	31,026
Due after five years through ten years	68,661	73,250
Due after ten years	9,693	10,381
Collateralized mortgage obligations	126,140	127,571
Other mortgage-backed securities (federal agencies)	23,035	24,020

Total investment securities available for sale	$260,440	$269,841

The weighted average life of investment securities available for sale was 4.4 years, based on expected prepayment activity, at March 31, 2012. Since 56% of the portfolio, based on fair value, consists of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Public funds deposits	$140,411	$119,123
Federal Reserve line of credit	4,388	5,510
FHLB advances	38,947	15,887

Total	$183,746	$140,520

4.    Loans

In the tables below, loan classes are based on Federal Deposit Insurance Corporation (“FDIC”) code, and portfolio segments are an aggregation of those classes based on the methodology used by the Company to develop and document its allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to commercial loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of commercial loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures based on the characteristics of commercial loans held for sale. At March 31, 2012 and December 31, 2011, all commercial loans held for sale were commercial real estate loans based on FDIC classification codes.

Composition

The following table summarizes gross loans and commercial loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2012		December 31, 2011
	Total	% of total	Total	% of total

Commercial real estate	$485,594	62.5%	$492,754	62.6%
Single-family residential	179,815	23.2	185,504	23.5
Commercial and industrial	50,594	6.5	49,381	6.3
Consumer	52,100	6.7	52,771	6.7
Other	8,287	1.1	7,326	0.9

Total loans	$776,390	100.0%	$787,736	100.0%

Less: Commercial loans held for sale	(14,703)		(14,178)

Loans, gross	$761,687		$773,558

Loans included in the preceding table are net of unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Net unearned income, net deferred fees and costs, and discounts and premiums totaled $101 thousand at March 31, 2012 compared to $21 thousand at December 31, 2011. As more fully discussed in Note 21, gross loans at March 31, 2012 include $8.3 million of loans associated with the two branches under contract for sale.

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At March 31, 2012 and December 31, 2011, $159.8 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $37.1 million and $66.7 million, respectively, were available as lendable collateral.

At March 31, 2012 and December 31, 2011, $3.8 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. The Company may borrow from the FHLB for terms up to three years at amounts of up to 15% of the Company’s total assets, subject to availability of collateral.

Any future potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Federal Reserve has the discretion to deny approval of borrowing requests.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at March 31, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital

Secured by commercial real estate
Construction, land development, and other land loans	$81,506	$6,468	$87,974	11.3%	76.1%
Multifamily residential	14,569	-	14,569	1.9	12.6
Non farm nonresidential	374,816	8,235	383,051	49.3	331.2

Total loans secured by commercial real estate	$470,891	$14,703	$485,594	62.5%	419.9%

The following table further categorizes loans secured by commercial real estate at March 31, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in commercial loans held for sale	Total commercial real estate loans	% of gross loans and commercial loans held for sale	% of Bank’s total regulatory capital

Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$27,944	$-	$27,944	3.6%	24.2%
Land development - commercial	11,186	-	11,186	1.4	9.7
Land development - residential	17,800	6,468	24,268	3.1	21.0
Commercial construction:
Retail	6,658	-	6,658	0.9	5.7
Office	232	-	232	-	0.2
Multifamily	504	-	504	0.1	0.4
Industrial and warehouse	860	-	860	0.1	0.7
Miscellaneous commercial	2,052	-	2,052	0.3	1.8

Total development commercial real estate loans	67,236	6,468	73,704	9.5	63.7
Existing and other commercial real estate loans
Secured by:
Hotel / motel	67,658	4,922	72,580	9.3	62.8
Retail	16,336	2,123	18,459	2.4	16.0
Office	21,377	-	21,377	2.8	18.5
Multifamily	14,569	-	14,569	1.9	12.6
Industrial and warehouse	9,864	-	9,864	1.3	8.5
Healthcare	16,308	-	16,308	2.1	14.1
Miscellaneous commercial	114,882	757	115,639	14.9	100.0
Residential construction - speculative	367	-	367	-	0.3

Total existing and other commercial real estate loans	261,361	7,802	269,163	34.7	232.8
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	128,391	433	128,824	16.6	111.4
Commercial construction - owner occupied	8,860	-	8,860	1.1	7.7
Residential construction - contract	5,043	-	5,043	0.6	4.3

Total commercial real estate owner occupied and residential loans	142,294	433	142,727	18.3	123.4

Total loans secured by commercial real estate	$470,891	$14,703	$485,594	62.5%	419.9%

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

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at March 31, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate

Grade 1	$-	$-	$-	$-	$-
Grade 2	-	-	442	-	442
Grade 3	8,711	2,906	90,701	-	102,318
Grade 4	15,242	1,242	135,250	-	151,734
Grade W	9,348	1,005	56,781	-	67,134
Grade 5	3,878	7,459	30,215	-	41,552
Grade 6	17,194	1,940	56,788	9,950	85,872
Grade 7	8,290	-	3,964	4,753	17,007
Not risk rated*	18,843	17	675	-	19,535

	$81,506	$14,569	$374,816	$14,703	$485,594

Less: Commercial real estate included in commercial loans held for sale					(14,703)

Total					$470,891

*-Consumer real estate loans of $18.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

	Commercial and industrial
Grade 1	$2,985
Grade 2	388
Grade 3	11,121
Grade 4	23,989
Grade W	5,378
Grade 5	1,205
Grade 6	4,744
Grade 7	733
Not graded	51

Total	$50,594

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans

Performing	$58,316	$108,021	$6,024	$172,361
Nonperforming	897	6,147	410	7,454

Total	$59,213	$114,168	$6,434	$179,815

	Credit cards	Consumer-other	Total Consumer

Performing	$20	$51,714	$51,734
Nonperforming	35	331	366

Total	$55	$52,045	$52,100

	Other

Performing	$8,287
Nonperforming	-

Total	$8,287

The following table summarizes the Company’s internal credit quality indicators on gross loans and commercial loans held for sale, by class, at December 31, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in commercial loans held for sale	Total commercial real estate

Grade 1	$-	$-	$-	$-	$-
Grade 2	-	-	457	-	457
Grade 3	8,295	3,252	100,265	-	111,812
Grade 4	13,601	945	126,961	-	141,507
Grade W	9,075	4,233	51,889	-	65,197
Grade 5	3,671	7,550	27,235	-	38,456
Grade 6	21,511	1,956	61,907	8,800	94,174
Grade 7	10,624	-	3,991	5,378	19,993
Not risk rated*	20,836	9	313	-	21,158

	$87,613	$17,945	$373,018	$14,178	$492,754

Less: Commercial real estate included in commercial loans held for sale					(14,178)

Total					$478,576

*-Consumer real estate loans of $20.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

	Commercial and industrial
Grade 1	$2,966
Grade 2	459
Grade 3	11,380
Grade 4	22,253
Grade W	5,292
Grade 5	1,489
Grade 6	4,929
Grade 7	596
Not graded	17

Total	$49,381

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans

Performing	$58,128	$111,623	$6,482	$176,233
Nonperforming	843	7,957	471	9,271

Total	$58,971	$119,580	$6,953	$185,504

	Credit cards	Consumer-other	Total Consumer

Performing	$179	$52,103	$52,282
Nonperforming	16	473	489

Total	$195	$52,576	$52,771

	Other

Performing	$7,326
Nonperforming	-

Total	$7,326

The following table summarizes delinquencies, by class, at March 31, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Recorded investment > 90 days and accruing	Total past due	Current	Total loans
Construction, land development and other land loans	$2,368	$22,034	$-	$24,402	$63,572	$87,974
Multifamily residential	-	-	-	-	14,569	14,569
Nonfarm nonresidential	5,415	14,181	-	19,596	363,455	383,051

Total commercial real estate	7,783	36,215	-	43,998	441,596	485,594

Single-family real estate, revolving, open end loans	223	897	-	1,120	58,093	59,213
Single-family real estate, closed end, first lien	2,667	6,147	-	8,814	105,354	114,168
Single-family real estate, closed end, junior lien	291	410	-	701	5,733	6,434

Total single-family residential	3,181	7,454	-	10,635	169,180	179,815

Commercial and industrial	476	1,509	-	1,985	48,609	50,594

Credit cards	-	35	-	35	20	55
All other consumer	883	331	-	1,214	50,831	52,045

Total consumer	883	366	-	1,249	50,851	52,100

Farmland	-	-	-	-	4,081	4,081
Obligations of states and political subdivisions of the U.S.	-	-	-	-	869	869
Other	-	-	-	-	3,337	3,337

Total	12,323	45,544	-	57,867	718,523	776,390
Less: Commercial loans held for sale	-	(7,658)	-	(7,658)	(7,045)	(14,703)

Total gross loans	$12,323	$37,886	$-	$50,209	$711,478	$761,687

Additional interest income of $342 thousand would have been reported during the three months ended March 31, 2012 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, the Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2011 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Recorded investment> 90 days and accruing	Total past due	Current	Total loans
Construction, land development and other land loans	$94	$27,085	$-	$27,179	$64,975	$92,154
Multifamily residential	-	-	-	-	17,945	17,945
Nonfarm nonresidential	574	14,870	-	15,444	367,211	382,655

Total commercial real estate	668	41,955	-	42,623	450,131	492,754

Single-family real estate, revolving, open end loans	379	843	-	1,222	57,749	58,971
Single-family real estate, closed end, first lien	2,633	7,957	-	10,590	108,990	119,580
Single-family real estate, closed end, junior lien	145	471	-	616	6,337	6,953

Total single-family residential	3,157	9,271	-	12,428	173,076	185,504

Commercial and industrial	314	1,313	-	1,627	47,754	49,381

Credit cards	-	16	-	16	179	195
All other consumer	760	473	-	1,233	51,343	52,576

Total consumer	760	489	-	1,249	51,522	52,771

Farmland	-	-	-	-	3,513	3,513
Obligations of states and political subdivisions of the U.S.	-	-	-	-	903	903
Other	2	-	-	2	2,908	2,910

Total	4,901	53,028	-	57,929	729,807	787,736
Less: Commercial loans held for sale	-	(5,812)	-	(5,812)	(8,366)	(14,178)

Total gross loans	$4,901	$47,216	$-	$52,117	$721,441	$773,558

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	March 31, 2012

	Performing	Nonperforming	Total

Commercial loans held for sale	$7,045	$-	$7,045
Loans, gross	36,590	11,061	47,651

Total troubled debt restructurings	$43,635	$11,061	$54,696

	December 31, 2011

	Performing	Nonperforming	Total

Commercial loans held for sale	$8,366	$-	$8,366
Loans, gross	37,461	9,276	46,737

Total troubled debt restructurings	$45,827	$9,276	$55,103

Loans classified as troubled debt restructurings may be removed from this status after a period of time if the restructuring agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria, there was one troubled debt restructuring removed from this classification during the three months ended March 31, 2011 with a carrying balance of $876 thousand and two troubled debt restructuring removed during the three months ended March 31, 2012 with a combined carrying balance of $2.2 million.

The following table summarizes loans that were modified during the three months ended March 31, 2012 (dollars in thousands).

	For the three months ended March 31, 2012

	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial real estate	6	$5,657	$5,657
Commercial and industrial	1	215	210

Total loans	7	$5,872	$5,867
Less: Commercial loans held for sale	-	-	-

Loans, gross	7	$5,872	$5,867

The following table summarizes how loans that were considered troubled debt restructurings were modified during the three months ended March 31, 2012 (dollars in thousands).

	For the three months ended March 31, 2012

	Number of contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Term concession	1	$4,089	$4,089
Rate and term concessions	6	1,783	1,778

Total loans	7	$5,872	$5,867
Less: Commercial loans held for sale	-	-	-

Loans, gross	7	$5,872	$5,867

The following table summarizes loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended March 31, 2012 (dollars in thousands).

	For the three months ended March 31, 2012

	Number of contracts	Recorded investment

Commercial real estate	3	$1,139
Single-family residential	1	46
Commercial and industrial	-	-

Total loans	4	$1,185
Less: Commercial loans held for sale	-	-

Loans, gross	4	$1,185

Impaired Loans. The following table summarizes the composition of impaired loans, including commercial loans held for sale, at the dates indicated (in thousands). Loans that are determined to be troubled debt restructurings are considered impaired loans.

	March 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Other	Total

Commercial loans held for sale	$7,045	$-	$7,658	$-	$14,703
Loans, gross	36,590	11,061	10,673	2,207	60,531

Total impaired loans	$43,635	$11,061	$18,331	$2,207	$75,234

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total

Commercial loans held for sale	$8,366	$-	$5,812	$14,178
Loans, gross	37,461	9,276	23,054	69,791

Total impaired loans	$45,827	$9,276	$28,866	$83,969

The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2012 (in thousands).

	Gross loans			Commercial loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$13,378	$33,192		$6,468	$23,189	$19,846	$56,381
Multifamily residential	-	-		-	-	-	-
Nonfarm nonresidential	14,219	20,741		8,235	12,114	22,454	32,855

Total commercial real estate	27,597	53,933		14,703	35,303	42,300	89,236

Single-family real estate, revolving, open end loans	-	-		-	-	-	-
Single-family real estate, closed end, first lien	897	3,250		-	-	897	3,250
Single-family real estate, closed end, junior lien	10	27		-	-	10	27

Total single-family residential	907	3,277		-	-	907	3,277

Commercial and industrial	1,048	1,474		-	-	1,048	1,474

Total impaired loans with no related allowance recorded	$29,552	$58,684		$14,703	$35,303	$44,255	$93,987

With an allowance recorded:
Construction, land development and other land loans	$5,935	$5,935	$488			$5,935	$5,935	$488
Multifamily residential	246	246	9			246	246	9
Nonfarm nonresidential	21,555	21,555	2,967			21,555	21,555	2,967

Total commercial real estate	27,736	27,736	3,464			27,736	27,736	3,464

Single-family real estate, revolving, open end loans	-	-	-			-	-	-
Single-family real estate, closed end, first lien	2,418	4,609	153			2,418	4,609	153
Single-family real estate, closed end, junior lien	154	154	51			154	154	51

Total single-family residential	2,572	4,763	204			2,572	4,763	204

Commercial and industrial	629	698	86			629	698	86

All other consumer	42	42	5			42	42	5

Total impaired loans with an allowance recorded	$30,979	$33,239	$3,759			$30,979	$33,239	$3,759

Total:
Construction, land development and other land loans	$19,313	$39,127	$488	$6,468	$23,189	$25,781	$62,316	$488
Multifamily residential	246	246	9	-	-	246	246	9
Nonfarm nonresidential	35,774	42,296	2,967	8,235	12,114	44,009	54,410	2,967

Total commercial real estate	55,333	81,669	3,464	14,703	35,303	70,036	116,972	3,464

Single-family real estate, revolving, open end loans	-	-	-	-	-	-	-	-
Single-family real estate, closed end, first lien	3,315	7,859	153	-	-	3,315	7,859	153
Single-family real estate, closed end, junior lien	164	181	51	-	-	164	181	51

Total single-family residential	3,479	8,040	204	-	-	3,479	8,040	204

Commercial and industrial	1,677	2,172	86	-	-	1,677	2,172	86

All other consumer	42	42	5	-	-	42	42	5

Total impaired loans	$60,531	$91,923	$3,759	$14,703	$35,303	$75,234	$127,226	$3,759

Interest income recognized on impaired loans during the three months ended March 31, 2012 was $457 thousand. The average balance of total impaired loans was $79.6 million for the same period.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2011 (in thousands).

	Gross loans			Commercial loans held for sale		Total Loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$16,845	$36,735		$4,541	$16,799	$21,386	$53,534
Multifamily residential	-	-		-	-	-	-
Nonfarm nonresidential	16,047	22,188		9,637	13,831	25,684	36,019

Total commercial real estate	32,892	58,923		14,178	30,630	47,070	89,553

Single-family real estate, revolving, open end loans	-	-		-	-	-	-
Single-family real estate, closed end, first lien	2,742	6,928		-	-	2,742	6,928
Single-family real estate, closed end, junior lien	-	-		-	-	-	-

Total single-family residential	2,742	6,928		-	-	2,742	6,928

Commercial and industrial	886	1,312		-	-	886	1,312

Total impaired loans with no related allowance recorded	$36,520	$67,163		$14,178	$30,630	$50,698	$97,793

With an allowance recorded:
Construction, land development and other land loans	$9,702	$11,624	$3,301			$9,702	$11,624	$3,301
Multifamily residential	247	247	9			247	247	9
Nonfarm nonresidential	20,784	20,784	2,886			20,784	20,784	2,886

Total commercial real estate	30,733	32,655	6,196			30,733	32,655	6,196

Single-family real estate, revolving, open end loans	-	-	-			-	-	-
Single-family real estate, closed end, first lien	1,689	1,689	161			1,689	1,689	161
Single-family real estate, closed end, junior lien	183	183	54			183	183	54

Total single-family residential	1,872	1,872	215			1,872	1,872	215

Commercial and industrial	622	691	88			622	691	88

All other consumer	44	44	6			44	44	6

Total impaired loans with an allowance recorded	$33,271	$35,262	$6,505			$33,271	$35,262	$6,505

Total:
Construction, land development and other land loans	$26,547	$48,359	$3,301	$4,541	$16,799	$31,088	$65,158	$3,301
Multifamily residential	247	247	9	-	-	247	247	9
Nonfarm nonresidential	36,831	42,972	2,886	9,637	13,831	46,468	56,803	2,886

Total commercial real estate	63,625	91,578	6,196	14,178	30,630	77,803	122,208	6,196

Single-family real estate, revolving, open end loans	-	-	-	-	-	-	-	-
Single-family real estate, closed end, first lien	4,431	8,617	161	-	-	4,431	8,617	161
Single-family real estate, closed end, junior lien	183	183	54	-	-	183	183	54

Total single-family residential	4,614	8,800	215	-	-	4,614	8,800	215

Commercial and industrial	1,508	2,003	88	-	-	1,508	2,003	88

All other consumer	44	44	6	-	-	44	44	6

Total impaired loans	$69,791	$102,425	$6,505	$14,178	$30,630	$83,969	$133,055	$6,505

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the three months ended March 31, 2012						At and for the year ended December 31, 2011
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total	Total

Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	1,417	1,024	94	100	65	2,700	20,500

Loan charge-offs	3,751	1,023	74	241	161	5,250	22,832
Loan recoveries	79	45	19	61	138	342	994

Net loans charged-off	3,672	978	55	180	23	4,908	21,838

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388	$25,596

Individually evaluated for impairment	$3,464	$204	$86	$5	$-	$3,759	$6,505
Collectively evaluated for impairment	12,307	4,330	1,815	1,124	53	19,629	19,091

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$55,333	$3,479	$1,677	$42	$-	$60,531	$69,791
Collectively evaluated for impairment	415,558	176,336	48,917	52,058	8,287	701,156	703,767

Total gross loans	$470,891	$179,815	$50,594	$52,100	$8,287	$761,687	$773,558

5.     Commercial Loans Held for Sale and Valuation Allowance

The Company is currently marketing for sale a pool of specifically identified commercial loans. Commercial loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. At March 31, 2012, five of these loans with a carrying value of $2.5 million were under contract to be sold with a closing anticipated during the second quarter 2012. During the three months ended March 31, 2012, five loans comprising one lending relationship with a combined carrying value of $2.5 million were transferred from gross loans to commercial loans held for sale and one loan with a carrying value of $478 thousand was transferred to Foreclosed real estate. In addition, during the three months ended March 31, 2012, one performing loan with a carrying value of $1.3 million was transferred at recorded fair value to loans held for investment as the Company’s intention with respect to this loan changed based on positive changes in the repayment status of this loan subsequent to its modification.

The Company is continuing its efforts to market and sell the remaining commercial loans held for sale. At March 31, 2012, commercial loans held for sale totaled $14.7 million, reflecting a valuation allowance of $2.6 million.

6.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Land	$5,581	$5,591
Buildings	19,503	19,497
Leasehold improvements	4,647	4,644
Furniture and equipment	12,289	12,147
Software	4,267	4,210
Bank automobiles	95	95
Capital lease asset	1,378	1,378

Premises and equipment, gross	47,760	47,562
Accumulated depreciation	(22,482)	(21,758)

Premises and equipment, net	$25,278	$25,804

At March 31, 2012, the Company provided commercial and consumer banking through 27 branches, of which six were leased and 21 were owned. At March 31, 2012, we also had six limited service branches located in retirement centers in the Upstate. Additionally, the Bank maintains a separate leased brokerage office location in Greenville County.

For disclosure regarding the impact of the Bank’s branch network reduction, see Note 21, Reduction in Branch Network.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $781 thousand and $598 thousand, respectively.

7.     Long-Lived Assets Held for Sale

The Company is currently marketing for sale two vacant bank-owned branch facilities, one of which was the result of a branch consolidated on March 30, 2012, and a vacant parcel of land with an aggregate net book value of $915 thousand at March 31, 2012 which are included in Other assets in the Consolidated Balance Sheets.

Long-lived assets held for sale includes certain bank-related assets associated with the two branches currently under contract to be sold. For disclosure regarding the impact of the Bank’s branch network reduction, see Note 21, Reduction in Branch Network.

8.     Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $394.2 million and $397.5 million at March 31, 2012 and December 31, 2011, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.6 million at both March 31, 2012 and December 31, 2011. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of mortgage-servicing rights was $3.2 million at both March 31, 2012 and December 31, 2011.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011

Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,586	$2,896
Capitalized mortgage-servicing rights	184	170
Mortgage-servicing rights portfolio amortization and impairment	(207)	(212)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,563	$2,854

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011

Valuation allowance, beginning of period	$39	$39
Additions charged to (reduction credited from) operations	(1)	2

Valuation allowance, end of period	$38	$41

9.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	March 31, 2012	December 31, 2011

Foreclosed real estate	$26,701	$27,663
Repossessed personal property	88	161

Total foreclosed real estate and repossessed personal property	$26,789	$27,824

Foreclosed real estate includes one property comprised of 61 undeveloped residential lots with a net book value of $10.8 million.

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $5.7 million and $5.9 million at March 31, 2012 and December 31, 2011, respectively.

	At and for the three months ended March 31,
	2012	2011

Foreclosed real estate, beginning of period	$27,663	$19,983
Plus: New foreclosed real estate	2,276	3,764
Less: Proceeds from sale of foreclosed real estate	(1,922)	(6,988)
Plus: Gain on sale of foreclosed real estate	16	81
Less: Provision charged to expense	(1,332)	(596)

Foreclosed real estate, end of period	$26,701	$16,244

Subsequent to March 31, 2012, seven properties with an aggregate net carrying amount of $928 thousand were sold resulting in net gains of $104 thousand. AtApril 20, 2012, 12 additional properties with an aggregate net carrying amount of $2.5 million were under contract for sale to close in the second quarter of 2012 at an anticipated $42 thousand gain.

10. Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Transaction deposits	$489,033	$460,766
Money market deposits	135,684	145,649
Savings deposits	63,995	59,117
Time deposits $100,000 and greater	195,202	198,202
Time deposits less than $100,000	190,169	200,447

Total deposits	$1,074,083	$1,064,181

At March 31, 2012 and December 31, 2011, $443 thousand and $621 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at March 31, 2012 or December 31, 2011.As more fully discussed in Note 21, deposits associated with the two branches under contract for sale totaled $44.5 million (including time deposits of $22.7 million) at March 31, 2012.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011

Transaction deposit accounts	$11	$49
Money market deposit accounts	19	81
Savings deposit accounts	2	16
Time deposit accounts	1,361	2,530

Total interest expense on deposits	$1,393	$2,676

11. Borrowings

Correspondent Bank Lines of Credit

At March 31, 2012, the Company had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Correspondent bank line of credit accomodations	$35,000	$35,000
Utilized correspondent bank line of credit accomodations	-	-

Available correspondent bank line of credit accomodations	$35,000	$35,000

FHLB Borrowings

As disclosed in Note 3, Investment Securities Available for Sale, and Note 4, Loans, the Company pledges investment securities and loans to collateralize FHLB advances. Additionally, the Company may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages, as calculated by the FHLB. The Company can borrow up to 15% of total assets from the FHLB.

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $3.5 million at both March 31, 2012 and December 31, 2011 and is included in Other assets in the Consolidated Balance Sheets.

In April 2012, the FHLB redeemed $587 thousand of excess FHLB stock from the Company at book value.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Available lendable loan collateral value to serve against FHLB advances	$37,110	$66,690
Available lendable investment security collateral value to serve against FHLB advances	37,778	15,410
FHLB advances	-	-
Excess	74,888	82,100

At both March 31, 2012 and December 31, 2011, the Company had no outstanding advances from the FHLB.

Federal Reserve Discount Window

At March 31, 2012 and December 31, 2011, $8.2 million and $10.9 million of loans and securities were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. Although the Company has not drawn on this availability since its establishment in 2009, any potential borrowings from the Federal Reserve Discount Window would be at the secondary credit rate and must be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues, and the Federal Reserve has the discretion to deny approval of borrowing requests.

12. Shareholders’ Equity

Common Shares

At March 31, 2012, the Company had 75,000,000 authorized shares of common stock of which 12,744,020 shares were issued and outstanding. As disclosed in Note 15, Equity Based Compensation, as of April 20, 2012 the Company has reserved a total of 436,145 shares for future issuance under various equity incentive plans. During the three months ended March 31, 2012, the Company awarded a total of 17,613 shares of restricted stock to directors as payment of their annual retainer.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. Under the terms of a Consent Order the Bank entered into with the FDIC and the State Board of Financial Institutions ( the “State Board”) in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies.

13.    Income Taxes

For the first quarter of 2012, the Company earned federal taxable income of $2.2 million. After offsetting this amount as of March 31, 2012 with net operating loss carryforwards from previous years, the Company had remaining federal net operating loss carryforwards totaling $7.8 million. If not utilized to offset future taxable income, $2.6 million of the net operating loss carryforwards will expire in 2030 and $5.2 million will expire in 2031.

As of March 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $28.9 million are recorded in the Company’s Consolidated Balance Sheet. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax assets in December 2010. The Company’s ongoing analysis indicates that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at March 31, 2012.

The private placement consummated in October 2010 (the “Private Placement”) was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within 5 years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of March 31, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three months ended March 31, 2012, an income tax provision of $517 thousand was recorded to reflect an increase in the valuation allowance as a result of a decreased deferred tax liability on unrealized gains in the Company’s investment securities portfolio.

14.    Employee Benefit Plans

401(k) Plan

During the three months ended March 31, 2011, the Company made matching contributions to the 401(k) plan totaling $98 thousand. Effective January 1, 2012, the Company suspended its regular ongoing matching of teammate contributions and replaced it with a discretionary contribution based on attaining an appropriate level of profitability.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $5.2 million and $6.1 million at March 31, 2012 and December 31, 2011, respectively.

The fair value of plan assets totaled $14.9 million and $13.7 million at March 31, 2012 and December 31, 2011, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011

Interest cost	$256	$251
Expected return on plan assets	(303)	(274)
Amortization of net actuarial loss	244	197

Net periodic pension expense	$197	$174

As a result of the Company’s decision to curtail the plan effective January 1, 2008, no costs relative to service costs have been necessary since that date as teammates no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 75% funded immediately prior to making the additional contribution and, as a result, in March 2012, the Company contributed $1.0 million to the pension plan. This contribution increased the Company’s asset to liability ratio to meet the 80% threshold level. During January 2012, the Company also made its final employer contributions for the 2011 plan year in the amount of $94 thousand. The Company anticipates employer contributions in the amount of $652 thousand will be made for the 2012 plan year during 2012 and first quarter 2013.

Key Man Life Insurance

The Company has fully funded life insurance policies on certain members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both March 31, 2012 and December 31, 2011, the cash surrender value of such policies totaled $1.6 million.

15.    Equity Based Compensation

Effective June 28, 2011, the Company completed a one-for-four reverse split of its common stock. All share and per share amounts in this note have been restated to give effect to the reverse stock split.

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 12,703 stock option awards remained outstanding at March 31, 2012 with exercise prices ranging from $80.00 to $121.60 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The Board determined the terms of the options on the grant date. The option exercise price was at least 100% of fair value of the Company’s common stock as of the grant date. Options granted to teammates were considered incentive stock options, while options granted to nonteammates were nonqualified stock options.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The estimated grant-date fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, the level of risk-free interest rates, dividend yields, and expected option term.

The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price

Outstanding at December 31, 2010	30,003	$91.72
Forfeited	-	-

Outstanding at March 31, 2011	30,003	91.72
Forfeited	-	-

Outstanding at June 30, 2011	30,003	91.72
Forfeited	1,800	106.40

Outstanding at September 30, 2011	28,203	90.79
Forfeited	9,500	85.16

Outstanding at December 31, 2011	18,703	93.65
Forfeited	6,000	93.20

Outstanding at March 31, 2012	12,703	$93.86

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at March 31, 2012.

			Options outstanding and exercisable
Exercise price or range of exercise prices			Number of stock options outstanding and exercisable at March 31, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price

	$80.00		5,503	0.75	$80.00
$ 93.20	to	$106.40	2,500	1.85	94.52
$ 109.20	to	$121.60	4,700	3.79	109.73

		Total	12,703	2.09	93.86

At March 31, 2012 and December 31, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense. The compensation expense for stock options charged against pretax loss during the three months ended March 31, 2011 was less than $1 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. All compensation expense relative to grants under the 1997 Plan had been recognized as of December 31, 2011. As such, there was no compensation expense relative to grants under the 1997 Plan during the three months ended March 31, 2012.

2008 Restricted Stock Plan

Under the 2008 Restricted Stock Plan (the “2008 Plan), 62,500 shares of common stock have been reserved for issuance subject to its anti-dilution provisions. Forfeitures are returned to the available pool of common stock for future issuance. Generally, the recipient will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant date fair value

Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00
2012 Grants	(17,613)	5.11

Remaining shares available for issuance at March 31, 2012	13,193

Of the 49,307 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 32,870 shares had been met as of March 31, 2012.

During the first quarter 2012, 17,613 shares of restricted stock with a total value of $90 thousand were granted to the non-management directors of the Company as compensation for their annual Board retainers.

Prior to 2011, restricted stock granted to directors under the 2008 Plan generally had a five-year vesting period. Beginning in 2011, with the exception of annual retainer grants that vest immediately, restricted stock granted to directors under the 2008 Plan generally had a three-year vesting period designed to coincide with director service terms. Beginning in 2012, restricted stock awards to directors upon initial appointment and reelection to the Board will continue to be granted with vesting periods to coincide with director service terms but have been changed to require a director to purchase shares of the Company’s common stock on the open market to be eligible to receive a matching grant of restricted stock awards. The matching grants at initial appointment and reelection are capped at an economic value of $10,000.

Restricted stock awards to teammates under the 2008 Plan are generally subject to a five year vesting period.

Compensation Expense. The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax loss during the three months ended March 31, 2012 for the 2008 Plan was $160 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. For the three months ended March 31, 2011, compensation expense for restricted stock awards was $162 thousand and the income tax benefit with regard to the deductible portion of this compensation expense was $1 thousand for the same period. Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At March 31, 2012, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the 2008 Plan but not yet recognized was $584 thousand. This expense is expected to be recognized through 2016.

2011 Stock Incentive Plan

The 2011 Stock Incentive Plan (the “2011 Plan) was approved by shareholders at the 2011 Annual Meeting of Shareholders and allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with a strike price at or above the fair market value per share of the Company’s common stock on the date of grant.

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

	Total shares	Shares of restricted stock	Weighted- average grant date fair value	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
Less: 2011 Grants	473,002	89,751	$10.48	383,251	$10.51

Remaining shares available for issuance at March 31, 2012	26,998

No grants were made under the 2011 Plan during the three months ended March 31, 2012.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at March 31, 2012. No options were exercisable under the 2011 Plan at March 31, 2012.

	Options outstanding
Exercise price	Number of stock options outstanding at March 31, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price

$10.40	312,501	9.39	$10.40
$11.00	70,750	9.54	11.00

	Total 383,251	9.42	10.51

At March 31, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense. The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The compensation expense that was charged against pretax loss for the three months ended March 31, 2012 for awards under the 2011 Plan was $190 thousand. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. Compensation expense is adjusted to reflect awards forfeited prior to vesting. At March 31, 2012, based on awards outstanding at that time, the total pretax compensation expense related to unvested equity awards granted under the 2011 Plan but not yet recognized was $2.2 million. This expense is expected to be recognized through 2016.

16. Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the three months ended March 31,
	2012	2011

Weighted average common shares outstanding - basic	12,637,819	12,363,707
Dilutive impact resulting from potential common share issuances	-	-

Weighted average common shares outstanding - diluted	12,637,819	12,363,707

Per Share Data
Net loss - basic	$(0.05)	$(0.49)
Net loss - diluted	(0.05)	(0.49)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Since the Company does not have any preferred shares outstanding, there is no difference between net loss and net loss available to common shareholders for the periods presented. For diluted net income per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three months ended March 31, 2012 and 2011 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

17. Commitments, Guarantees and Other Contingencies

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at March 31, 2012 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$52,036
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	3,149
Commercial real estate, other construction loan, and land development loan commitments	21,711
Commercial and industrial loan commitments	16,745
Overdraft protection line commitments	28,242
Other	10,961

Total commitments to extend credit	$132,844

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $3.6 million and $3.0 million at March 31, 2012 and December 31, 2011, respectively.

The reserve for unfunded commitments at March 31, 2012 and December 31, 2011 was $239 thousand and $378 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Loan Participations

With regard to loan participations, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Derivatives

For additional disclosure regarding the Company’s off-balance sheet arrangements, derivative loan commitments and freestanding derivatives, see Note 18, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at March 31, 2012 (in thousands).

	Less than one year	Over one through three years	Over three through five years	Over five years	Total

Time deposit accounts	$282,443	$95,016	$7,853	$59	$385,371

During the first quarter 2012, a lease expired related to one vacant branch facility which was the result of consolidation of our branch network in 2008. There have been no other significant changes in future real property operating lease obligations or FHLB advances as reported in our 2011 Annual Report on Form 10-K except as otherwise noted within this Quarterly Report on Form 10-Q.

Recourse Liability on Credit Card Accounts

In connection with the sale of the credit card portfolio in December 2010 and related joint marketing agreement, the Company is subject to a recourse obligation on certain credit card accounts with outstanding balances of $220 thousand at March 31, 2012. The Company has a reserve of $13 thousand included in Other liabilities established for estimated losses in connection with these accounts.

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

18. Derivative Financial Instruments and Hedging Activities

At March 31, 2012 and December 31, 2011, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At March 31, 2012, commitments to originate conforming loans totaled $15.5 million. At March 31, 2012, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $414 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $1 thousand. At December 31, 2011, commitments to originate conforming loans totaled $10.7 million. At December 31, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $365 thousand. The net change in derivative loan commitment fair values during the three months ended March 31, 2012 and 2011 resulted in net derivative loan commitment income of $48 thousand and $59 thousand, respectively.

Forward sales commitments totaled $12.1 million at March 31, 2012. At March 31, 2012, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $157 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $6 thousand. Forward sales commitments totaled $8.0 million at December 31, 2011. At December 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $116 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $25 thousand. The net change in forward sales commitment fair values during the three months ended March 31, 2012 and 2011, resulted in income of $60 thousand and expense of $75 thousand, respectively.

19. Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2012

	Level 1	Level 2	Level 3	Total

Assets
Investment securities available for sale
State and municipal	$-	$118,250	$-	$118,250
Collateralized mortgage obligations	12,189	115,382	-	127,571
Other mortgage-backed (federal agencies)	-	24,020	-	24,020
Derivative financial instruments	-	571	-	571

Total assets measured at fair value on a recurring basis	$12,189	$258,223	$-	$270,412

Liabilities
Derivative financial instruments	$-	$7	$-	$7

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Investment securities available for sale
State and municipal	$-	$120,965	$-	$120,965
Collateralized mortgage obligations	-	118,949	-	118,949
Other mortgage-backed (federal agencies)	-	21,078	-	21,078
Derivative financial instruments	-	481	-	481

Total assets measured at fair value on a recurring basis	$-	$261,473	$-	$261,473

Liabilities
Derivative financial instruments	$-	$25	$-	$25

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that were reflected in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets as of the periods indicated (in thousands).

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Mortgage loans held for sale	$-	$2,841	$-	$2,841
Commercial loans held for sale	2,475	12,228	-	14,703
Impaired loans in gross loans	2,311	27,998	1,583	31,892
Foreclosed real estate and repossessed personal property	4,816	14,931	7,042	26,789
Long-lived assets held for sale	-	-	1,585	1,585

Total assets measured at fair value on a nonrecurring basis	$9,602	$57,998	$10,210	$77,810

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Mortgage loans held for sale	$-	$3,648	$-	$3,648
Commercial loans held for sale	-	12,857	1,321	14,178
Impaired loans in gross loans	-	36,314	7,111	43,425
Foreclosed real estate and repossessed personal property	3,491	2,266	22,067	27,824
Long-lived assets held for sale	-	-	1,603	1,603

Total assets measured at fair value on a nonrecurring basis	$3,491	$55,085	$32,102	$90,678

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. At March 31, 2012 and December 31, 2011, the fair value of a majority of the total impaired loans was estimated based on the fair value of the underlying collateral, which is considered a Level 2 fair value estimate. Certain impaired loans under binding contracts to be sold at March 31, 2012 were valued based on the contracted sales price, which are considered Level 1 fair value estimates. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the estimated fair value of the impaired loan is classified as Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

Foreclosed Real Estate and Repossessed Personal Property. Fair value is generally based on binding sales contracts, current appraisals, comparable sales and other estimates of value obtained principally from independent sources adjusted for selling costs (Level 1 and Level 2). In situations where management’s adjustments are significant to the fair value measurement in its entirety or when appraisals lack current sales comparisons, such measurements are classified as Level 3 within the valuation hierarchy.

Long-Lived Assets Held for Sale. Nonrecurring fair value adjustments on long-lived assets held for sale reflect impairment writedowns. Appraisals are used to determine impairment, and these appraisals may require significant adjustments to market-based valuation inputs due to lack of recent comparable sales or the age of the appraisal. As a result, the assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair values for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company has used management’s best estimate of fair value based on methodologies as summarized in our 2011 Annual Report on Form 10-K. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
Assets
Loans (1)	$706,407	$718,967	$704,537	$715,288

Total assets	$706,407	$718,967	$704,537	$715,288

Liabilities
Deposits	$1,074,083	$1,078,544	$1,064,181	$1,069,792

Total liabilities	$1,074,083	$1,078,544	$1,064,181	$1,069,792

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral.

20.    Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at March 31, 2012 and December 31, 2011. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

Since March 31, 2012, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio

At March 31, 2012
Total capital to risk-weighted assets
Company	$116,501	13.58%	$68,650	8.00%	n/a	n/a
Bank	115,645	13.48	68,648	8.00	$85,810	10.00%

Tier 1 capital to risk-weighted assets
Company	105,615	12.31	34,325	4.00	n/a	n/a
Bank	104,759	12.21	34,324	4.00	51,486	6.00

Tier 1 leverage ratio
Company	105,615	8.75	48,278	4.00	n/a	n/a
Bank	104,759	8.68	48,279	4.00	60,348	5.00

At December 31, 2011
Total capital to risk-weighted assets
Company	$116,864	13.49%	$69,280	8.00%	n/a	n/a
Bank	115,985	13.39	69,285	8.00	$86,607	10.00%

Tier 1 capital to risk-weighted assets
Company	105,852	12.22	34,640	4.00	n/a	n/a
Bank	104,972	12.12	34,643	4.00	51,964	6.00

Tier 1 leverage ratio
Company	105,852	8.59	49,270	4.00	n/a	n/a
Bank	104,972	8.52	49,271	4.00	61,589	5.00

Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies. Effective June 10, 2010, the Bank agreed to the issuance of a Consent Order with the FDIC and the State Board (collectively, the “Supervisory Authorities”). The Consent Order includes requirements regarding the Bank’s capital position and other requirements, including that the Bank:

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
•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. Beginning in April 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which it operates were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas; and

•

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank intends to take all actions necessary to comply with the requirements of the Consent Order, and, as of the date hereof, we have submitted all documentation required to the Supervisory Authorities. We believe we are in compliance with all requirements of the Consider Order. However, the determination of our compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that the Bank is in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

21.     Reduction in Branch Network

In December 2011, the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. In connection with this announcement, on January 27, 2012, the Company entered into an agreement with an unrelated financial institution to sell two of these branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The consolidation of the remaining two branches was completed on March 30, 2012.

At the time of the announcement, land and buildings for two of the impacted branches were reclassified as long-lived assets held for sale. In addition, leasehold improvements associated with a leased facility that was consolidated on March 30, 2012 was depreciated over the revised useful life of this asset, which was shortened from the lease term to the cease-use date of March 30, 2012. Additionally, leasehold improvements associated with a leased facility that is included with the branches being sold were reclassified to long-lived assets held for sale. Finally, furniture and equipment associated with the two branches being sold were transferred to long-lived assets held for sale. These assets are no longer being depreciated and are recorded at the lower of cost or fair value less estimated costs to sell until the closing date of the sale. On the closing date of the sale, the Company expects to make a cash payment, including vault and ATM cash held at the branches, of $34.3 million to the purchaser to effect the sale, representing the excess of deposits transferred to the acquirer over the assets purchased and the premium paid on deposits.

The following table summarizes the primary noncash balance sheet amounts relative to the branches under contract for sale at March 31, 2012 (in thousands).

Assets
Loans, gross	$8,303
Long-lived assets held for sale	670

Liabilities
Transaction deposits	$15,383
Money market deposits	4,117
Savings deposits	2,299
Time deposits	22,720

Total deposits	$44,519

Long-lived assets held for sale are included in Other assets at March 31, 2012 and December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, “the Company”, “we”, “us”, or “our” refers to Palmetto Bancshares, Inc. and our subsidiary, The Palmetto Bank, except where the context indicates otherwise.

The following discussion and analysis presents the more significant factors impacting our financial condition as of March 31, 2012 and results of operations and cash flows for the three months ended March 31, 2012. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. Results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ended December 31, 2012 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

On June 28, 2011, we completed a one-for-four reverse stock split of our common stock. In connection with the reverse stock split, every four shares of the issued and outstanding common stock of the Company were exchanged for one share of our newly issued common stock. Fractional shares were rounded up to the next whole share. Unless otherwise noted, all prior period share amounts have been retroactively restated to reflect the reverse stock split.

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

•	Greater than expected losses could occur as a result of higher credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,
•	Greater than expected losses could occur if we make strategic decisions to sell problems loans and foreclosed assets at discounted prices to accelerate the resolution of our problem assets,
•	The rate of delinquencies and amounts of loans charged-off,
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,
•	Our ability to complete the sale of our commercial loans held for sale at values equal to or greater than the currently recorded loan balances avoiding additional writedowns,
•	Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums,
•	Our ability to comply with the Consent Order and potential regulatory actions if we fail to comply,
•	Our ability to consummate the sale of the Rock Hill and Blacksburg branches,
•	Our ability to attract and retain key personnel,
•	Our ability to retain our existing clients, including our deposit relationships,
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
•	The amount of our loan portfolio collateralized by real estate and weakness in the real estate market,
•	Increased funding costs due to market illiquidity, increased competition for funding and / or increased regulatory requirements with regard to funding,

•	Changes in availability of wholesale funding sources including increases in collateral margin requirements,
•	Significant increases in competitive pressure in the banking and financial services industries,
•	Changes in the interest rate environment which could reduce anticipated or actual margins,
•	Changes in political conditions and the legislative or regulatory environment including the impact of recent financial reform legislation on the banking and financial services industries,
•

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, a further deterioration in credit quality,

•	Changes occurring in business conditions and inflation,
•	Changes in technology,
•	Changes in deposit flows,
•	Changes in monetary and tax policies including confirmation of any income tax refund claims received by the Internal Revenue Service,
•	Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the SEC and the FASB,
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

•	Adverse changes in asset quality and resulting credit risk related losses and expenses,
•	The value of our stock price including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,
•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,
•	Changes in the securities markets, and / or
•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of local, national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced extended volatility and disruption. During the first quarter of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of United States (“U.S.”) government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System, it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with United States GAAP. This report discusses both GAAP net income (loss) and pretax operating earnings excluding credit-related items and certain special items, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period-to-period comparisons. Although we believe these non-GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit costs and certain special items when assessing the performance of the Company.

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

	At and for the three months ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
STATEMENTS OF INCOME (LOSS)
Interest income	$12,025		$12,761		$13,215		$13,145		$12,697
Interest expense	1,394		1,868		2,267		2,555		2,736

Net interest income	10,631		10,893		10,948		10,590		9,961
Provision for loan losses	2,700		2,000		5,600		7,400		5,500

Net interest income after provision for loan losses	7,931		8,893		5,348		3,190		4,461
Noninterest income	3,930		3,796		4,300		3,758		3,572
Noninterest expense	11,931		15,141		16,472		17,708		14,061

Net loss before provision (benefit) for income taxes	(70)		(2,452)		(6,824)		(10,760)		(6,028)
Provision (benefit) for income taxes	517		(170)		(1,355)		(1,191)		52

Net loss	$(587)		$(2,282)		$(5,469)		$(9,569)		$(6,080)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$(0.05)		$(0.18)		$(0.43)		$(0.76)		$(0.49)
Diluted	(0.05)		(0.18)		(0.43)		(0.76)		(0.49)
Cash dividends per common share	-		-		-		-		-
Book value per common share	8.04		8.13		8.28		8.51		9.17
Outstanding common shares	12,744,020		12,726,388		12,726,399		12,726,891		12,628,765
Weighted average common shares outstanding-basic	12,637,819		12,618,092		12,618,092		12,617,217		12,363,707
Weighted average common shares outstanding-diluted	12,637,819		12,618,092		12,618,092		12,617,217		12,363,707

PERIOD-END BALANCES
Assets	$1,214,161		$1,203,152		$1,248,511		$1,271,060		$1,333,211
Investment securities available for sale, at fair value	269,841		260,992		277,605		280,816		274,103
Total loans	779,231		791,384		817,691		821,197		824,852
Deposits and retail repurchase agreements	1,100,614		1,088,039		1,132,321		1,151,252		1,201,331
FHLB borrowings	-		-		-		-		5,000
Shareholders' equity	102,400		103,482		105,369		108,364		115,845

AVERAGE BALANCES
Assets	$1,206,452		$1,230,344		$1,270,576		$1,323,812		$1,322,690
Interest-earning assets	1,151,889		1,184,407		1,229,478		1,278,946		1,269,221
Investment securities available for sale, at fair value	262,812		270,006		279,781		280,259		231,176
Total loans	780,653		806,801		825,528		825,601		846,823
Deposits and retail repurchase agreements	1,088,767		1,112,828		1,150,491		1,193,740		1,184,624
Other short-term borrowings	47		20		12		11		1
FHLB borrowings	-		-		-		2,527		5,666
Shareholders' equity	106,008		106,657		109,581		116,494		120,042

SELECT PERFORMANCE RATIOS
Return on average assets	(0.20	) %	(0.74	) %	(1.71	) %	(2.90	) %	(1.86	) %
Return on average shareholders' equity	(2.23)		(8.49)		(19.80)		(32.95)		(20.54)
Net interest margin	3.71		3.65		3.53		3.32		3.18

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	8.79%		8.67%		8.62%		8.80%		9.08%
Shareholders' equity as a percentage of assets	8.43		8.60		8.44		8.53		8.69
Tier 1 risk-based capital	12.31		12.22		12.26		12.83		13.72
Total risk-based capital	13.58		13.49		13.53		14.10		15.00
Tier 1 leverage ratio	8.75		8.59		8.48		8.54		9.26

ASSET QUALITY INFORMATION
Allowance for loan losses	$23,388		$25,596		$26,900		$26,981		$26,954
Nonaccrual loans	45,544		53,028		75,007		71,739		85,099
Nonperforming assets	72,333		80,852		89,858		87,073		101,484
Net loans charged-off	4,908		3,304		5,681		7,373		5,480
Allowance for loan losses as a percentage of gross loans	3.07%		3.31%		3.43%		3.50%		3.53%
Nonaccrual loans as a percentage of gross loans, commercial loans held for sale and foreclosed assets	5.67		6.50		9.04		8.58		10.12
Nonperforming assets as a percentage of assets	5.96		6.72		7.20		6.85		7.61
Net loans charged-off as a percentage of average gross loans	2.58		1.68		2.90		3.86		2.85

OTHER DATA
Number of full service branches	27		29		29		29		29
Number of full-time equivalent employees	338.5		351.5		358.0		378.5		385.0

Executive Summary of First Quarter 2012 Financial Results

Context for the Three Months Ended March 31, 2012 and the Company

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

In 2008, the Company executed its management succession plan, and in early 2009 the Board of Directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened in 2009 and the Company began incurring significant credit losses, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan in June 2009 to address all areas of the Company with a primary emphasis on aggressively resolving the Company’s asset quality issues, including hiring, in July 2009, a new Chief Credit Officer who brought over 25 years of credit experience to the Company and raising capital.

The period from 2009 through 2012 has been very challenging for the Company, the banking industry and the U.S. economy in general. In relation to the Company, the overall economic context for our financial condition and results of operations include the following:

•

Ongoing financial stress in the overall U.S. economy that generally started with an economic crisis in August 2008 and has continued into 2012 for which the banking industry and the Company continue to be adversely impacted,

•	Volatile equity markets,
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

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period which resulted in the Company reaching a natural “maturity/life cycle hump” typical of banks that reach that asset size. Common challenges associated with this stage of our life cycle include:

o	Stress on our infrastructure requiring investment in the number and expertise of teammates and refinement of policies and procedures,
o	Required investments in technology to invest in the future and rationalization of the technology investments versus our historical investment in facilities,

o	Adapting products and services and related pricing and fees to remain relevant to our current and evolving client base and competitive in the marketplace and developing broader distribution channels for delivery of our products and services, and
o	Application of a more sophisticated risk management approach including a comprehensive view of risk, processes and procedures, internal and business partner expertise and the “way we do business.”
•	Executive management succession plan implemented effective July 1, 2009 and resulting organizational changes:
o	In planning for the retirement of the former Chief Executive Officer of the Company and the Chief Executive Officer of the Bank (who also served as the President, Chief Operating Officer, and Chief Accounting Officer of the Company), effective July 1, 2009, the Company named a new Chief Executive Officer and President of the Bank and a new Chief Operating Officer of the Company and the Bank. Subsequently, the Chief Executive Officer of the Bank also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and the Chief Operating Officer assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as the Chief Financial Officer of the Company and the Bank from July 1, 2010 to February 2, 2011. These two executives have proven bank turnaround and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized below.
o	During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational changes resulted in the delineation of our Commercial Bank business in August 2009 and our Wealth Management business in October 2010. In addition, the Company hired a new Chief Credit Officer in July 2009, a new Retail Banking Executive in October 2010, a new Chief Financial Officer in November 2010, a new Chief Information Officer in May 2011, and appointed a new Commercial Banking Executive in June 2011.
•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges have continued to date through 2012, which were the primary cause of net losses incurred in those periods.

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

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually large and more complex loans originated during 2004 through 2008 as well as intentional reduction in the amount of federal funds purchased, FHLB advances, and higher priced certificates of deposit used to fund loan growth during that period. Loans (including commercial loans held for sale) decreased $380.0 million from March 31, 2009 (peak quarter-end loans) to March 31, 2012. Borrowings and certificates of deposits also decreased $336.3 million from June 30, 2009 (peak quarter-end borrowings and time deposits) to March 31, 2012.

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

June 2009 –October 2010

Component	Primary Emphasis	Time Horizon
Annual Strategic Plans

•     Strategic planning at the corporate and department level for calendar years 2010 to 2012 in the context of the uncertain economic environment and ensuring our infrastructure is appropriately-sized with respect to projected balance sheet size and revenues,

Calendar years 2010 to 2012

•     Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets,

•     Expense reduction and positioning the Bank to return to profitability in the post-capital raise and post-recession environment, and

•     Listing of common stock on the NASDAQ stock exchange in 2011 and expected evolution into a more national retail investor base and resulting increased scrutiny by analysts and others in the investment community.

Bank of the Future

•     Reinventing the Bank to be “the bank of the future,”

•     Determining the “client of tomorrow” and refining our products, services and distribution channels to meet their expectations including significant technology upgrades planned for 2012,

•     Adapting to the rapidly changing financial services landscape including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income and higher compliance costs, and

•     Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions upon exit from the Consent Order.

Two to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors focused a tremendous amount of time and effort on addressing all three initiatives in 2009 through the first quarter 2012 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank” that might otherwise normally take several years to accomplish. While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the impacts of the extended recession to position the Company to return to profitability and to achieve sustained positive financial results once the economy begins to recover.

The Company consummated a Private Placement in October 2010 and subsequent follow-on offering completed in January 2011 in which the Company received $113.9 million of gross proceeds from the sale of common stock. The Private Placement was a significant step forward in the implementation of these strategic initiatives. The Private Placement resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned the Company from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention and new client acquisition. The trend in our financial results has improved significantly since consummation of the Private Placement.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, beginning in 2011, we have been focused on repositioning the balance sheet to utilize our excess cash more effectively to improve our net interest margin. This included investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit accounts (“CDs”). We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, selling or consolidating branches that do not fit with our strategic direction, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go to market” strategies with relevant products and services and marketing plans by business.

As further discussed in Strategic Project Plan below, in light of additional negative economic developments in August 2011 and to further reduce operating expenses, in the third quarter 2011 we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. We continue to evaluate the strategic actions necessary to accelerate our return to profitability, which may include additional expense reductions, “bulk” sales of problem assets or other initiatives.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and continues to remain at an elevated level higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. As a result of the extended recession, our financial results in 2009 through the first quarter 2012 were significantly impacted by the following in comparison to our historical financial results:

•

Provision for loan losses totaling $2.7 million in the first three months of 2012 and $20.5 million, $47.1 million and $73.4 million in 2011, 2010 and 2009, respectively, compared to $5.6 million in 2008,

•	Loss on commercial loans held for sale totaling $128 thousand in the first three months of 2012 and $8.1 million and $7.6 million 2011 and 2010, respectively, compared to none in 2009 and 2008,
•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $1.4 million in the first three months of 2012 and $7.5 million, $11.7 million and $3.2 million in 2011, 2010 and 2009, respectively, compared to $516 thousand in 2008,

•

Foregone interest of $534 thousand in the first three months of 2012 and $3.0 million, $4.7 million and $3.7 million in 2011, 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.49%, 2.61%, 2.75% and 4.75%, respectively,

•

Higher FDIC deposit insurance assessments totaling $651 thousand in the first three months of 2012 and $3.0 million, $4.5 million and $3.3 million in 2011, 2010 and 2009, respectively, compared to $786 thousand in 2008, due to industry-wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program, our capital classification being below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009,

•	Goodwill impairment totaling $3.7 million in 2010,
•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009,
•

One-time expenses of $328 thousand in the first quarter 2012 and $343 thousand in the fourth quarter 2011 for severance and retention payments, asset impairment charges and other related costs associated primarily with the reduction in our branch network and the outsourcing of our check processing function announced in the fourth quarter 2011, and

•

Full valuation allowance recorded against our net deferred tax asset beginning in December 2010 and continuing through March 2012 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the first quarter 2012 and the years ended December 31, 2011 and 2010.

On an annualized basis, in total, the above events reduced the Company’s pretax earnings by $16.0 million during the three months ended March 31, 2012 and $35.6 million, $72.3 million and $76.7 million during the years ended December 31, 2011, 2010 and 2009, respectively, compared to 2008. In addition, the valuation allowance recorded against the net deferred tax asset significantly limited our ability to recognize a tax benefit associated with our loss for the three months ended March 31, 2012 and the year ended December 31, 2011 and reduced after tax earnings by $20.5 million in 2010.

As summarized below, as a result of the execution of our Strategic Project Plan, the trend in our pretax operating earnings excluding credit-related items and certain special items (non-GAAP measure) has improved in four of the last five quarters following consummation of the Private Placement (in thousands):

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net loss (GAAP)	$(6,080)	$(9,569)	$(5,469)	$(2,282)	$(587)

Less: Provision (benefit) for income taxes	52	(1,191)	(1,355)	(170)	517

Less: Credit-related items
Provision for loan losses	5,500	7,400	5,600	2,000	2,700
Loan workout expenses (1)	19	453	436	747	229
Foreclosed real estate writedowns and expenses	833	1,504	3,029	2,104	1,368
Loss on commercial loans held for sale	1,151	3,797	2,080	1,091	128

Total credit-related items	7,503	13,154	11,145	5,942	4,425

Less: Special items
One-time expenses (primarily branch network reduction and check processing outsourcing)	-	-	-	343	328

Total special items	-	-	-	343	328

Income before income taxes, credit-related and special items (Non-GAAP)	$1,475	$2,394	$4,321	$3,833	$4,683

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

We believe the ongoing execution of the Strategic Project Plan, including the positive financial impact of the strategic decisions resulting from the Company-wide project initiated during the third quarter 2011 to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, will result in continued improvement to both our operating earnings and reported earnings going forward, and we currently expect to return to quarterly profitability in 2012.

The credit-related costs associated with the recession are significant for banks. Beginning in the fourth quarter of 2008 and continuing into 2012, construction, acquisition and development real estate projects have slowed, guarantors are financially stressed and increasing credit losses have surfaced. During 2009 and into 2010, delinquencies over 90 days increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability and slow property sales. This deterioration has manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects and declines in fair values of real estate related assets resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

These credit challenges resulted in a significant increase in the level of nonperforming assets which peaked at March 31, 2010, with a continued elevated level of such assets through March 31, 2012. However, nonperforming assets have now declined in seven of the last eight quarters and through March 31, 2012 have decreased 49.1% since the peak at March 31, 2010.

During the first quarter 2012, the migration of loans into nonaccrual status totaled $1.9 million, compared to a quarterly average of $20.1 million over the past 12 quarters. Total loan migrating into nonaccrual status also declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011.

Many of our nonaccrual loans are collateral dependent real estate loans for which we are required to reduce the loans to fair value less estimated selling costs, with the fair values determined primarily based on third party appraisals of the underlying collateral. During 2009 and 2010, appraised values decreased significantly and continued to be depressed in 2011 and into 2012 even in comparison to appraisals received when the loans were originated in 2006 to 2009 and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets beginning in 2009 and continuing into 2012 resulted in significant credit losses. However, given the significant writedowns recorded to date and our problem asset resolution actions, the trend in credit losses has generally decreased on an asset-by-asset basis and in the aggregate.

Recent Regulatory Developments

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status
Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	We believe we have complied with this provision of the Consent Order.
Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the Supervisory Authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.
Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we have complied with this provision of the Consent Order.
Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we have complied with this provision of the Consent Order.
Notify the Supervisory Authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we have complied with this provision of the Consent Order.
Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we have complied with this provision of the Consent Order.
Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we have complied with this provision of the Consent Order.
Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful” or “Special Mention.”	We believe we have complied with this provision of the Consent Order.
Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we have complied with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status
Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we have complied with this provision of the Consent Order.
Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are continuing to work to reduce our concentrations in commercial real estate.
Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we have complied with this provision of the Consent Order.
Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we have complied with this provision of the Consent Order.
Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figures with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan and coordination of the Bank’s loan, investment and operating policies and budget and profit planning with the funds management policy.	We believe we have complied with this provision of the Consent Order.
Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding and asset liability management.	We believe we have complied with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we have complied with this provision of the Consent Order. Prior to and at March 31, 2012, the Bank did not have any brokered deposits.
Limit asset growth to 10% per annum.	We believe we have complied with this provision of the Consent Order.
Not declare or pay any dividends or bonuses or make any distributions of interest, principal or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we have complied with this provision of the Consent Order.
Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we have complied with this provision of the Consent Order.
Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we have complied with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

The Bank intends to take all actions necessary to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required to the Supervisory Authorities. We believe we are in compliance with all requirements of the Consider Order. However, the determination of our compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that the Bank is in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings and capital. Execution of the Plan is being overseen by the Regulatory Oversight and Risk Management Committee of the Board of Directors, and we utilized external expertise to assist with its initial implementation. The Plan contemplated substantially all of the requirements of the Consent Order, and, therefore, we believe we have complied with the requirements of the Consent Order. However, all provisions of the Consent Order are subject to examination by the Supervisory Authorities in subsequent examinations.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan, which was updated to also reflect the requirements of the Consent Order. As an extension of this Plan, in the third quarter 2011, the Company launched a Company-wide project to determine the strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation.

In December 2011, the Company announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the acquirer will purchase the real estate, equipment, substantially all of the loans and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. The Bank also consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. These branch consolidations will result in larger branches in Laurens and Greenwood and create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions the Bank to focus on and invest in our core markets in the Upstate.

Additionally, primarily as a result of the actions related to the branch network, outsourcing of certain operational functions and attrition during 2011 for which the positions were not replaced, we expect an overall 20% reduction in headcount from the peak of 420 at December 31, 2008 by the end of the second quarter 2012. Also, in addition to reductions in compensation and benefits previously communicated in our annual proxy statements, we are taking a number of additional actions to reduce our compensation and benefits expense in 2012. The branch, headcount and compensation and benefit reductions are part of the Company’s proactive strategic plans to align further its infrastructure and expense base with its current balance sheet size, scope of business activities and underlying revenue generating capacity to position the Company to return to profitability in 2012.

We cannot predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets and raising additional capital will help our clients and us weather this storm and continue our road to recovery and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009, and continued into 2012, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The credit quality plan includes, among other things:

•

Performing detailed loan reviews of our loan portfolio in 2009, 2010 and 2011 with additional reviews planned in 2012. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors.

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

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition for our Special Assets department,
•	We are actively marketing problem assets for sale. Nonperforming assets have declined $69.8 million (49.1%) since the peak at March 31, 2010,
•

We are marketing for sale a pool of commercial loans. At March 31, 2012, we had commercial loans held for sale with a carrying balance totaling $14.7 million including five loans with a carrying balance of $2.5 million under contract for sale that are expected to close in the second quarter 2012. We are continuing our evaluation of additional problem assets to sell and may make strategic decisions to sell such assets at discounted prices to accelerate the resolution of our problem assets.

Credit quality indicators generally showed continued stabilization during first quarter 2012 as we experienced more stabilized loan migrations to nonaccrual status, lower loss severity on individual problem assets and a significant reduction in nonperforming assets through March 31, 2012. We continue to monitor our loan portfolio and foreclosed assets very carefully and are aggressively working to reduce our problem assets. Such actions may include strategic decisions to execute “bulk” sales of problem assets to accelerate the reduction of such assets thereby reducing the ongoing carrying costs and potential future writedowns based on receipts of appraisals.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,
•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, we have reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. We obtained a new line of credit from a correspondent bank totaling $25 million in April 2011 and a $5 million secured line of credit from another correspondent bank in October 2011. Additionally, beginning in June 2011, our borrowing capacity from the FHLB was increased to 15% of total assets,

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.7 million in 2010 and 2011, and
•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. Additionally, during 2011 and into 2012, cash balances were used to fund strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to our expected liquidity needs.

Capital. At March 31, 2012, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter 2009,
•	Reduced our loan portfolio (including commercial loans held for sale) by $380.0 million and total assets by $188.0 million since the peak at March 31, 2009,
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

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2012, loans aggregating $201.4 million had interest rate floors of which $165.5 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is becoming more difficult to originate loans with floors in the current environment. Beginning in 2010 and continuing into 2012, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed higher priced certificates of deposit accounts at rates above current market rates to roll off the balance sheet as they matured. Certificates of deposits have decreased $221.0 million from June 30, 2009 (peak quarter-end certificates of deposits) to March 31, 2012.

•

We are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income from service charges and debit card transactions. We also evaluated the profitability of all of our preexisting checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees, implemented new deposit account fees and increased our Trust fees in April and August 2011. We continue to evaluate our fee structure related to all of our products and services. In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts for service charge waivers and began re-implementing service charges for a number of clients beginning in the first quarter 2012. During the first quarter 2012, we hired a dedicated lender with significant experience in the origination and sale of SBA loans to provide an additional source of both interest and fee income.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. As of March 31, 2012, we have performed process improvement reviews of all significant areas of the Company and have implemented a significant number of recommendations to improve our operating efficiency. In addition, in the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount by 20% from the peak of 420 at December 31, 2008 by the end of the second quarter 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million compared to 2011 earnings. The positive impact of these actions was partially offset by $343 thousand of charges recorded in the fourth quarter 2011 and $328 thousand of charges recorded in the first quarter 2012 reflecting severance and retention, asset impairments and other costs related to these actions.

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

•	We continually evaluate the potential to sell investment securities with unrealized gains to realize the gains to improve our earnings and capital ratios.

Summary

In summary, during the first quarter 2012, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general. However, we have made substantial progress with regard to the execution of the Strategic Project Plan and, in the second half of 2011, expanded on that Plan to include additional strategic reviews of all areas of the Bank to determine potential strategic actions that may be necessary to further position the Company for a return to profitability.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality and earnings improvements and garnering increased market share due to the market disruption in our markets, will accelerate our return to profitability. Our quarterly operating earnings since consummation of the Private Placement in October 2010 have improved in four of the last five quarters, and we believe that we may return to quarterly profitability during 2012. However, as disclosed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, commercial loans held for sale and the related valuation allowance, mortgage-servicing rights portfolio, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments were determined to be critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K.

Financial Condition

Since 2009 and into 2012, we realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2012	December 31, 2011	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$117,275	$102,952	$14,323	13.9%

Total cash and cash equivalents	117,275	102,952	14,323	13.9

FHLB stock, at cost	3,502	3,502	—	—
Investment securities available for sale, at fair value	269,841	260,992	8,849	3.4
Mortgage loans held for sale	2,841	3,648	(807)	(22.1)
Commercial loans held for sale	14,703	14,178	525	3.7

Loans, gross	761,687	773,558	(11,871)	(1.5)
Less: allowance for loan losses	(23,388)	(25,596)	2,208	(8.6)

Loans, net	738,299	747,962	(9,663)	(1.3)

Premises and equipment, net	25,278	25,804	(526)	(2.0)
Accrued interest receivable	4,987	5,196	(209)	(4.0)
Foreclosed real estate	26,701	27,663	(962)	(3.5)
Other	10,734	11,255	(521)	(4.6)

Total assets	$1,214,161	$1,203,152	$11,009	0.9%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$173,837	$155,406	$18,431	11.9%
Interest-bearing	900,246	908,775	(8,529)	(0.9)

Total deposits	1,074,083	1,064,181	9,902	0.9

Retail repurchase agreements	26,531	23,858	2,673	11.2
Accrued interest payable	515	554	(39)	(7.0)
Other	10,632	11,077	(445)	(4.0)

Total liabilities	1,111,761	1,099,670	12,091	1.1

Shareholders’ equity
Preferred stock	-	-	-	-
Common stock	127	127	-	-
Capital surplus	142,583	142,233	350	0.2
Accumulated deficit	(37,095)	(36,508)	(587)	1.6
Accumulated other comprehensive loss, net of tax	(3,215)	(2,370)	(845)	35.7

Total shareholders’ equity	102,400	103,482	(1,082)	(1.0)

Total liabilities and shareholders’ equity	$1,214,161	$1,203,152	$11,009	0.9%

As disclosed above, in December 2011 the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. At the time of the announcement, land and buildings for two of the impacted branches were reclassified as long-lived assets held for sale. In addition, leasehold improvements associated with a leased facility that was consolidated on March 30, 2012 were depreciated over the revised useful life of this asset, which was shortened from the lease term to the cease-use date of March 30, 2012. Additionally, leasehold improvements associated with a leased facility that is included with the branches being sold were reclassified to long-lived assets held for sale. Finally, furniture and equipment associated with the two branches being sold were transferred to long-lived assets held for sale. These assets are no longer being depreciated and are recorded at the lower of cost or fair value less estimated costs to sell until the closing date of the sale. On the closing date of the sale, the Company expects to make a cash payment, including vault and ATM cash held at the branches, of $34.3 million to the purchaser to effect the sale, representing the excess of deposits transferred to the acquirer over the assets purchased and the premium paid on deposits.

The following table summarizes the primary noncash balance sheet amounts relative to the branches under contract for sale at March 31, 2012 (in thousands).

Assets
Loans, gross	$8,303
Long-lived assets held for sale	670

Liabilities
Transaction deposits	$15,383
Money market deposits	4,117
Savings deposits	2,299
Time deposits	22,720

Total deposits	$44,519

Cash and Cash Equivalents

Cash and cash equivalents increased by $14.3 million at March 31, 2012 from December 31, 2011 primarily as a result of a net increase in deposits which was partially offset by the investment of excess liquidity into investment securities. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing in investment securities, prepaying FHLB advances from December 2010 to May 2011 and not pursuing retention of higher priced certificate of deposit accounts that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in five consecutive quarterly increases in our net interest margin to 3.71% in the first quarter 2012 compared to 3.65% in the fourth quarter 2011, 3.53% in the third quarter 2011, 3.32% in the second quarter 2011, 3.18% in the first quarter 2011 and 2.69% in the fourth quarter 2010.

Concentrations and Restrictions. In an effort to manage counterparty risk, we generally do not sell federal funds to other financial institutions because they are essentially uncollateralized loans. We regularly evaluate the risk associated with the counterparties to these potential transactions to ensure that we would not be exposed to any significant risks with regard to our cash and cash equivalent balances if we were to engage in any such transactions.

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card and public fund agreements totaled $703 thousand at both March 31, 2012 and December 31, 2011.

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

	March 31, 2012			December 31, 2011
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total

State and municipal	$111,265	$118,250	43.8%	$113,079	$120,965	46.3%
Collateralized mortgage obligations	126,140	127,571	47.3	117,129	118,949	45.6
Other mortgage-backed (federal agencies)	23,035	24,020	8.9	20,022	21,078	8.1

Total investment securities available for sale	$260,440	$269,841	100.0%	$250,230	$260,992	100.0%

Average balances of investment securities available for sale were $262.8 million for the three months ended March 31, 2012 compared to $231.2 million for the three months ended March 31, 2011. During the first quarter 2012, due to rising deposit balances and a reduction in loans, we invested additional excess cash balances in investment securities in order to obtain a more favorable yield while still maintaining adequate liquidity. We may choose to sell investment securities in the future as part of our overall balance sheet management program or to realize existing unrealized gains to improve our earnings and capital ratios.

At March 31, 2012, municipal securities issued in Michigan, Texas, Pennsylvania and South Carolina represented 31.6% of the total state and municipal portfolio and 13.8% of the total investment securities portfolio.

The fair value of the investment securities available for sale portfolio represented 22.2% of total assets at March 31, 2012 and 21.7% of total assets at December 31, 2011.

Maturities. The following table summarizes the amortized cost of investment securities available for sale at March 31, 2012 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized cost	Book yield

State and municipal
In one year or less	$3,556	3.3%
After 1 through 5 years	29,355	3.5
After 5 through 10 years	68,661	3.1
After 10 years	9,693	3.4

Total state and municipal	111,265	3.2

Total collateralized mortgage obligations	126,140	1.8

Total other mortgage-backed (federal agencies)	23,035	3.9

Total investment securities available for sale	$260,440	2.6%

The weighted average life of investment securities available for sale was 4.4 years based on expected prepayment activity at March 31, 2012. Since 56% of the portfolio based on fair value consisted of collateralized mortgage obligations or other mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying mortgages mature. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at March 31, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$48,530	$49,119	48.0%
Fannie Mae	30,527	30,782	30.1%
Ginnie Mae	47,083	47,670	46.6%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at March 31, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$15,411	$16,032	15.7%

The fair value of state and municipal investment securities issued by Michigan, Texas and South Carolina each individually exceeded 10% of shareholders’ equity at March 31, 2012.

Lending Activities

General. Gross loans continue to be the largest component of our assets. During the first quarter 2012, gross loans declined $11.9 million as a result of repayments and charge-offs outpacing new loan originations due to limited loan demand from credit-worthy clients. Additions to gross loans during first quarter 2012 included the transfer of a performing loan totaling $1.3 million into gross loans from commercial loans held for sale as our intention to sell this loan changed. This loan was originally transferred to commercial loans held for sale in September 2010. Reductions in gross loans during the quarter include the transfer of properties totaling $1.8 million to Foreclosed real estate, the transfer of a nonperforming loan relationship totaling $2.5 million into commercial loans held for sale from gross loans and loan charge-offs totaling $4.9 million.

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

Gross loans associated with the two branches under contract for sale totaled $8.3 million at March 31, 2012.

Commercial Loans Held for Sale. We are currently marketing for sale a pool of specifically identified commercial loans. Commercial loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. At March 31, 2012, five of these loans with a carrying value of $2.5 million were under contract to be sold with closing anticipated during the second quarter 2012. During the three months ended March 31, 2012, five loans comprising one lending relationship with a combined carrying value of $2.5 million were transferred from gross loans to commercial loans held for sale and one loan with a carrying value of $478 thousand was transferred to Foreclosed real estate. In addition, during the three months ended March 31, 2012, one performing loan with a carrying value of $1.3 million was transferred at recorded fair value to loans held for investment as the Company’s intention with respect to this loan changed based on positive changes in the repayment status of this loan subsequent to its modification.

We are evaluating proposed sales on a loan-by-loan basis and are balancing the desire to reduce problem loans with the potential negative earnings impact and related preservation of capital. Future loan sales may include sales of problem loans and assets on a “bulk” basis in an effort to accelerate our strategic reductions in such assets. Although not all sales would result in losses, in general, we believe potential buyers are making bids at heavily discounted prices given the need for the banking industry, in general, and our Company, in particular, to reduce exposure to commercial real estate assets. We believe that this was particularly true in the fourth quarters of 2010 and 2011 as banks sought to rid themselves of problem assets prior to year-end. While bid prices on selected assets have improved, many bids continue to reflect heavy discounting. In many cases, we have not accepted certain discounted bids. In some cases, however, we are making the strategic decision to sell certain assets at amounts less than their recorded book values to continue to reduce our classified assets and concentration in commercial real estate as required by the Consent Order. To date, we have sold commercial loans held for sale with a gross book value of $19.2 million. There can be no assurance that the remaining commercial loans held for sale will be sold or that bids will be offered at the currently recorded balances. Accordingly, to the extent we accept bids for these loans, we may receive less than the current net carrying amount of the loans and incur a corresponding incremental loss. We are continuing our evaluation of additional problem assets to sell and may make strategic decisions to sell such assets at discounted prices to accelerate the resolution of our problem assets.

The following table summarizes activity within commercial loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Commercial loans held for sale, prior to valuation allowance	Valuation allowance on commercial loans held for sale

Balance at December 31, 2011	16,739	2,561

Additions:
Gross loans transferred to commercial loans held for sale	2,475	-
Writedowns on commercial loans held for sale included in valuation allowance, net	-	3

Total additions	2,475	3

Reductions:
Transfers to foreclosed real estate	478	-
Commercial loans held for sale transferred to gross loans	1,327	9
Direct writedowns on commercial loans held for sale	125	-
Net paydowns	26	-

Total reductions	1,956	9

Balance at March 31, 2012	$17,258	$2,555

Loan Composition. In the tables below, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the methodology used by the Company to develop and document its allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$485,594	62.5%	$492,754	62.6%
Single-family residential	179,815	23.2	185,504	23.5
Commercial and industrial	50,594	6.5	49,381	6.3
Consumer	52,100	6.7	52,771	6.7
Other	8,287	1.1	7,326	0.9

Total loans	$776,390	100.0%	$787,736	100.0%

Less: Commercial loans held for sale	(14,703)		(14,178)

Loans, gross	$761,687		$773,558

Mortgage loans serviced for the benefit of others amounted to $394.2 million and $397.5 million at March 31, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At March 31, 2012 and December 31, 2011, $159.8 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $37.1 million and $66.7 million, respectively, were available as lendable collateral.

At March 31, 2012 and December 31, 2011, $3.8 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations. Since 2009, we have increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, we are proactively executing loan workout plans with a particular focus on reducing our concentrations in these segments. We also evaluate the potential sale, individually or in bulk, of performing and nonperforming commercial loans.

At March 31, 2012, commercial real estate loans, categorized by FDIC code, comprised 62.5% of gross loans and commercial loans held for sale and 419.9% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Asset Quality. Given the negative credit quality trends that began in 2008, accelerated during 2009, and continued into 2012, we have performed extensive analysis of our nonconsumer loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior management team, external consultants and an external loan review firm. Of particular significance is that these reviews have currently identified 54 individual loans that have resulted in $95.4 million (58%) of the $165.2 million of net loan charge-offs and writedowns on commercial loans held for sale and foreclosed assets recorded in the past 12 quarters.

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

We also continue to review and enhance our lending policies and procedures and credit administration function. Beginning in 2009 and continuing into 2012 we implemented several enhancements as follows:

•	Construction Draws: centralized the oversight and disbursement of construction draws and review of advance requests before funds are advanced to clients,
•

Loan Policy: amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to clients for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines,

•

Credit Administration: hired a new Chief Credit Officer in 2009 who brings over 25 years of credit administration, loan review and credit policy experience to the Company, formed a centralized Credit Analysis department and hired an additional Credit Administration executive. In the third quarter 2011, we reassigned a retail branch team member to centralize credit scoring/underwriting for small business loans,

•

Special Assets: engaged two external workout consultants (who have since completed their engagements), reassigned a commercial lender to this department and hired experienced special assets professionals. This department is currently comprised of three people (down from a high of seven people) who have been focused exclusively on accelerated resolution of our problem assets, and

•

Training: conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

Nonperforming Assets. At March 31, 2012, nonperforming assets decreased $8.5 million from December 31, 2011, or 10.5%, representing a total decline of 49.1% from the peak at March 31, 2010. However, we continue to have a high-risk loan portfolio given the concentration in commercial real estate and the number of individually large criticized loans.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	March 31, 2012	December 31, 2011

Commercial real estate
Construction, land development and other land loans	$22,034	$27,085
Multifamily residential	-	-
Nonfarm nonresidential	14,181	14,870

	36,215	41,955

Single-family residential
Single-family real estate, revolving, open end loans	897	843
Single-family real estate, closed end, first lien	6,147	7,957
Single-family real estate, closed end, junior lien	410	471

	7,454	9,271

Commercial and industrial	1,509	1,313

Credit cards	35	16

All other consumer	331	473

Total nonaccrual loans	45,544	53,028

Foreclosed real estate	26,701	27,663
Repossessed personal property	88	161

Total foreclosed real estate and repossessed personal property	26,789	27,824

Total nonperforming assets	$72,333	$80,852

Less: Nonaccrual commercial loans held for sale	(7,658)	(5,812)

Adjusted nonperforming assets	$64,675	$75,040

Troubled debt restructurings included in nonaccrual loans above	$11,061	$9,276

Loans*	776,390	787,736

Total assets	1,214,161	1,203,152

Total nonaccrual loans as a percentage of:
loans* and foreclosed real estate and personal property	5.67%	6.50%
total assets	3.75	4.41

Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	9.01%	9.91%
total assets	5.96	6.72

*	includes gross loans and commercial loans held for sale

Loans placed in nonaccrual status result from loans becoming delinquent on contractual payments due to deterioration in the financial condition of the borrowers or guarantors such that full payment of principal or interest is not expected due to personal cash flows from the borrowers and guarantors being inadequate to service the loans, interest reserves on the loans being depleted, a decrease in operating cash flows from the underlying properties supporting the loans or a decline in fair values of the collateral resulting in lower cash proceeds from property sales. Loans migrating into nonaccrual status during the first quarter 2012 totaled $1.9 million compared to $34.7 million, $74.2 million and $132.2 million in 2011, 2010 and 2009, respectively. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Eleven loans with a balance greater than $1 million comprised approximately 42% of our nonaccrual loans at March 31, 2012. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential / residential lots / golf course development	$15,467	34%
Real estate for commercial use	2,611	6
Marina	1,192	2

Total nonaccrual loans > $1 million secured by commercial real estate	$19,270	42%

Additionally, four of these loans (15% of our nonaccrual loans at March 31, 2012) were purchased participations and out-of-market loans.

Additional interest income of $342 thousand would have been reported during the first quarter 2012 had loans classified as nonaccrual during the periods performed in accordance with their original terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC classification code, at March 31, 2012 (in thousands).

Construction, land development, and other land	$18,496
Single-family residential	1,240
Multifamily residential	622
Nonfarm nonresidential	6,343

Total foreclosed real estate	$26,701

Five properties greater than $1 million comprised approximately 61% of our foreclosed real estate portfolio at March 31, 2012. Of these properties, 11% were mixed used retail / office, 7% were retail offices, 75% were residential lots and 7% were warehouse and industrial. None of these properties were participations or the result of out-of-market loans. Foreclosed real estate at March 31, 2012 includes one asset in the amount of $10.8 million which consists of undeveloped residential lots in one particular community located in Upstate South Carolina. The Company is developing a marketing plan to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing and recent appraisals indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the uncertain current economic environment.

The following table summarizes changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2012	2011

Foreclosed real estate, beginning of period	$27,663	$19,983
Plus: New foreclosed real estate	2,276	3,764
Less: Proceeds from sale of foreclosed real estate	(1,922)	(6,988)
Plus: Gain on sale of foreclosed real estate	16	81
Less: Provision charged to expense	(1,332)	(596)

Foreclosed real estate, end of period	$26,701	$16,244

At April 20, 2012, 12 additional properties with an aggregate net carrying amount of $2.5 million were under contract for sale to close in the second quarter of 2012 at an anticipated $42 thousand gain.

We are actively addressing the elevated level of nonperforming assets and will continue aggressively working to resolve these issues as quickly as possible including the potential for auctions and/or “bulk” asset sales. However, given the nature of the projects related to such assets and the distressed real estate values, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that the elevated level of problem assets and associated costs may continue for future periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

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

	March 31, 2012
	Performing	Nonperforming	Total

Commercial loans held for sale	$7,045	$-	$7,045
Loans, gross	36,590	11,061	47,651

Total troubled debt restructurings	$43,635	$11,061	$54,696

		December 31, 2011

	Performing	Nonperforming	Total

Commercial loans held for sale	$8,366	$-	$8,366
Loans, gross	37,461	9,276	46,737

Total troubled debt restructurings	$45,827	$9,276	$55,103

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 and 2011 we restructured certain loans as A/B loan structures, and at March 31, 2012, we had seven loans that had been legally split into separate loans. Cumulative net charge-offs of $3.6 million have been recorded on these loans, $400 thousand of which was charged-off in the first quarter 2012. All but one of the A loans are currently performing in accordance with their terms. The carrying balance of the nonperforming A loan totaled $435 thousand at March 31, 2012. The aggregate balances of the A and B loans at March 31, 2012 were $12.6 million and $9.8 million, respectively. At March 31, 2012, the A and B loans for five of the seven loans were accounted for as troubled debt restructures, one of which was classified as held for sale. The remaining two loans were removed from troubled debt restructure status during the first quarter 2012 based on their sustained performance in accordance with the restructured terms.

Fourteen individual loans greater than $1 million comprised $40.6 million (74%) of our troubled debt restructurings, including those classified as commercial loans held for sale, at March 31, 2012. Three of these loans experienced term concessions, seven experienced rate and term concessions, three experienced a reduction in required principal and one experienced a rate, term and principal reduction concession. At March 31, 2012, all but one of the troubled debt restructurings individually greater than $1 million were performing as expected under the new terms.

Troubled debt restructurings may be removed from this status if both of the following conditions exist: (i) the restructuring agreement specifies an interest rate equal to or greater than the rate that the client was willing to accept at the time of the restructuring for a new loan with comparable risk and (ii) the loan is not impaired based on the terms specified by the restructuring agreement. Based on these criteria there was one troubled debt restructuring removed from this classification during the three months ended March 31, 2011 with a carrying balance of $876 thousand and two troubled debt restructurings removed during the three months ended March 31, 2012 with a combined carrying balance of $2.2 million.

Potential Problem Loans. Potential problem loans consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of March 31, 2012, total potential problem loans (loans classified as substandard and doubtful) totaled $78.5 million, of which $7.0 million were in commercial loans held for sale. As of March 31, 2012, total potential problem loans have decreased 46.8% from the peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses decreased to $23.4 million, or 3.07% of gross loans, at March 31, 2012, compared to $25.6 million, or 3.31% of gross loans, at December 31, 2011. The decreasing coverage percentage as compared to December 31, 2011 was primarily a function of a decrease in specific reserves required on loans individually evaluated for impairment. In addition, the reduction is a function of a reduced loan portfolio, proportion of commercial loans that have been recently originated under our improved underwriting standards, reduction in our problem loans and generally improving economic conditions. While we have been actively deleveraging our commercial real estate portfolio since 2009 and our credit quality trends appear to be stabilizing, we still maintain a heavy concentration in commercial real estate loans with individually large loans. In addition, while it appears that appraised values on commercial real estate may be starting to stabilize, it is too soon to conclude that values have hit bottom. However, credit quality indicators generally showed continued stabilization in 2011 and into 2012 as we experienced reduced migration of loans to nonaccrual status and lower loss severity on individual problem assets. If these credit quality indicators continue to stabilize and / or improve, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

The March 31, 2012 allowance for loan losses and, therefore, indirectly, the provision for loan losses for the three months ended March 31, 2012, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment including within our geographic market,
•	The cumulative impact of the extended duration of this economic deterioration on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,
•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased 67.1% since June 30, 2009 (peak quarter-end real estate development loans),

•	The asset quality trends in our loan portfolio included a high level of nonperforming assets at March 31, 2012 which, while still at an elevated level, decreased 49.1% from the peak at March 31, 2010,
•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 2.2% and 5.5%, respectively, from December 31, 2011 and have declined in each of the last eight quarters,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,
•	The results of our internal and external loan reviews, and
•	Our individual impaired loan analysis which identified:
¡	Continued stress on borrowers given increasing lack of liquidity and limited bank financing and credit availability, and
¡	Depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended March 31,		At and for the year ended December 31,
	2012	2011	2011
Allowance for loan losses, beginning of period	$25,596	$26,934	$26,934

Provision for loan losses	2,700	5,500	20,500

Loans charged-off
Commercial real estate	3,751	4,145	16,532
Single-family residential	1,023	856	3,070
Commercial and industrial	74	435	1,572
Consumer	241	170	810
Other	161	183	848

Total loans charged-off	5,250	5,789	22,832

Recoveries
Commercial real estate	79	35	101
Single-family residential	45	50	56
Commercial and industrial	19	30	115
Consumer	61	56	146
Other	138	138	576

Total loans recovered	342	309	994

Net loans charged-off	4,908	5,480	21,838

Allowance for loan losses, end of period	$23,388	$26,954	$25,596

Average gross loans	$765,265	$779,306	$775,358

Total gross loans	761,687	764,227	773,558

Nonaccrual loans (1)	45,544	85,099	53,028

Net loans charged-off as a percentage of average gross loans	2.58%	2.85%	2.82%

Allowance for loan losses as a percentage of total gross loans	3.07	3.53	3.31

Allowance for loan losses as a percentage of nonaccrual loans	51.35	31.67	48.27

(1) Includes $7.7 million and $5.8 million of loans classified as commercial loans held for sale at March 31, 2012 and December 31, 2011, respectively.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011 were $4.2 million, $4.3 million and $15.1 million in gross loans charged-off, respectively, representing partial charge-offs on loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the loans to the fair value of the underlying collateral less estimated costs to sell which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At March 31, 2012, we had two loan relationships totaling $3.9 million with a Bank-funded interest reserve. Based on their performance, these loans are not considered impaired.

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

	March 31, 2012

	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Other	Total

Commercial loans held for sale	$7,045	$-	$7,658	$-	$14,703
Loans, gross	36,590	11,061	10,673	2,207	60,531

Total impaired loans	$43,635	$11,061	$18,331	$2,207	$75,234

	December 31, 2011

	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total

Commercial loans held for sale	$8,366	$-	$5,812	$14,178
Loans, gross	37,461	9,276	23,054	69,791

Total impaired loans	$45,827	$9,276	$28,866	$83,969

At March 31, 2012, $49.7 million of our loans evaluated individually for impairment including commercial loans held for sale were valued based on collateral value and $25.5 million were valued based on discounted future cash flows.

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

We calculate our general allowance by applying our historical loss factors to each sector of the loan portfolio. For consistency of comparison on a quarterly basis, we utilize a five-year look-back period when computing historical loss rates. However, given the increase in charge-offs beginning in 2009 and continuing into 2012, we have also used a three-year look-back period for computing historical loss rates as another reference point in determining the allowance for loan losses.

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the March 31, 2012 allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and changes in the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the three months ended March 31, 2012						At and for the year ended December 31, 2011
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total	Total

Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	1,417	1,024	94	100	65	2,700	20,500

Loan charge-offs	3,751	1,023	74	241	161	5,250	22,832
Loan recoveries	79	45	19	61	138	342	994

Net loans charged-off	3,672	978	55	180	23	4,908	21,838

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388	$25,596

Individually evaluated for impairment	$3,464	$204	$86	$5	$-	$3,759	$6,505
Collectively evaluated for impairment	12,307	4,330	1,815	1,124	53	19,629	19,091

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$55,333	$3,479	$1,677	$42	$-	$60,531	$69,791
Collectively evaluated for impairment	415,558	176,336	48,917	52,058	8,287	701,156	703,767

Total gross loans	$470,891	$179,815	$50,594	$52,100	$8,287	$761,687	$773,558

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

We believe that the allowance for loan losses at March 31, 2012 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to clients that was not known to us at the time of the issuance of our Consolidated Financial Statements. In addition, we are continuing our evaluation of additional problem assets to sell and may make strategic decisions to sell such assets at discounted prices to accelerate the resolution of our problem assets. Therefore, our assumptions may or may not prove valid.

In general, certain credit quality statistics related to our loan portfolio have shown improvement. Loans migrating into nonaccrual status in the first quarter 2012 totaled $1.9 million compared with $34.7 million in 2011, $74.2 million in 2010 and $132.2 million in 2009. In addition, nonaccrual loans of $45.5 million at March 31, 2012 represent a 59.8% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations and cash flows. The level of potential future losses may also be impacted by strategic decisions to execute “bulk” loan sales at discounted prices to accelerate the disposition of problem assets to reduce the ongoing carrying costs.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased by $526 thousand (2.0%) during the three months ended March 31, 2012, while long-lived assets held for sale decreased $18 thousand during the same period.

As of March 31, 2012, we provided commercial and consumer banking through 27 branches. Additionally, the Bank maintains a separate leased brokerage office location in Greenville County.

The Company is currently marketing for sale two vacant bank-owned branch facilities, one of which was the result of a branch consolidated on March 30, 2012, and a vacant parcel of land with an aggregate net book value of $915 thousand at March 31, 2012 which are included in Other assets in the Consolidated Balance Sheets.

In December 2011, we announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches, subject to regulatory approval. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the acquirer will purchase the real estate, equipment, substantially all of the loans and certain other assets, and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. We consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. For additional disclosure regarding the impact of our branch network reduction, see Overview.

At March 31, 2012, we also had 29 ATMs and six limited service branches located in retirement centers in the Upstate. During the first quarter 2012, we removed four ATMs, two from non branch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location that previously had an ATM that did not meet the requirements of the Americans with Disabilities Act. Of the 29 automatic teller machines at March 31, 2012, two were nonbranch locations.

Deferred Tax Asset, net

As of March 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $28.9 million are recorded in the Company’s Consolidated Balance Sheet. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax assets in December 2010. The Company’s ongoing analysis indicates that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at March 31, 2012.

For the first quarter of 2012, the Company earned federal taxable income of $2.2 million. After offsetting this amount as of March 31, 2012 with net operating loss carryforwards from previous years, the Company had remaining federal net operating loss carryforwards totaling $7.8 million. If not utilized to offset future taxable income, $2.6 million of the net operating loss carryforwards will expire in 2030 and $5.2 million will expire in 2031.

For the three months ended March 31, 2012, an income tax provision of $517 thousand was recorded to reflect an increase in the valuation allowance as a result of a decreased deferred tax liability on unrealized gains in the Company’s investment securities portfolio.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within 5 years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of March 31, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $7.7 million to $9.0 million of the built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at March 31, 2012 and December 31, 2011, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing of such a reversal is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	March 31, 2012		December 31, 2011
	Total	% of total	Total	% of total

Noninterest-bearing transaction deposit accounts	$173,837	16.2%	$155,406	14.6%
Interest-bearing transaction deposit accounts	315,196	29.3	305,360	28.7

Transaction deposit accounts	489,033	45.5	460,766	43.3

Money market deposit accounts	135,684	12.6	145,649	13.7
Savings deposit accounts	63,995	6.0	59,117	5.5
Time deposit accounts	385,371	35.9	398,649	37.5

Total deposits	$1,074,083	100.0%	$1,064,181	100.0%

Deposits associated with the two branches under contract for sale totaled $44.5 million (including time deposits of $22.7 million) at March 31, 2012.

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee that is reduced to zero based on monthly debit card usage, a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the accountholders for items such as airfare, car rental and hotel and everyday savings at a variety of national and local retailers and entertainment companies.

The Smart Savings account is an interest-bearing savings account that can be linked to any of our checking accounts and results in $1 being transferred from the account holder’s checking account to the Smart Saving account each time the account holder uses their debit card. We match $0.10 per each $1 transfer with a maximum match of $250 per account per year.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a client uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to provide coverage for fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. While we have not experienced a significant impact, the results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the potential negative impact on our interchange fees, the Dodd Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes effective July 1, 2011 and August 1, 2011. Changes included a cap of $192 in overdraft fees per day (which corresponds to six overdraft transactions), implementation of a $1 deminimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50 and a reduction of the number of free foreign ATM transactions on our MyPal account from five per month to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

As a result of the cash received in the Private Placement in October 2010 and general lack of loan growth, we have not pursued retention of maturing higher priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed with the Bank but at much lower rates and others were withdrawn from the Bank. Accordingly, the maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. While the amount and weighted average cost of maturing time deposits in 2012 is currently less than 2011 maturities, we expect these maturities to continue to have a positive impact on our cost of deposit funding in 2012 as these time deposits run-off or are replaced at lower rates.

At March 31, 2012, deposit accounts as a percentage of liabilities were 96.6% compared with 96.8% at December 31, 2011. Interest-bearing deposits decreased $8.5 million during the three months ended March 31, 2012 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $18.4 million during the same period primarily as a result of focused efforts to grow core deposits, seasonal increases in balances and migration of clients taking advantage of the added benefit of unlimited FDIC coverage given the low interest rate environment. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

The Dodd Frank Act also permanently raised the current standard maximum deposit insurance amount to $250 thousand. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As a result of the Dodd Frank Act, all institutions were required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There is not a separate assessment for this coverage as there was for the TAGP program.

The table set forth below summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2012			2011
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$304,272	$11	0.00%	$295,779	$49	0.02%
Money market deposit accounts	143,479	19	0.01	142,040	81	0.06
Savings deposit accounts	60,792	2	0.00	51,776	16	0.03
Time deposit accounts	390,896	1,361	0.35	525,052	2,530	0.48

Total interest-bearing deposits	$899,439	$1,393	0.15	$1,014,647	$2,676	0.26

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 2.2% at December 31, 2011 to 2.4% at March 31, 2012. This increase was due primarily to an increase in retail repurchase agreements between the periods which constituted 100% of our borrowings at March 31, 2012 and December 31, 2011.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options include lines of credit from correspondent banks, FHLB advances, and the Federal Reserve Discount Window. Such funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary from time to time in response to general economic conditions and, in the case FHLB advances, may be fixed or floating rate.

Correspondent Bank Lines of Credit. At March 31, 2012, the Company had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Correspondent bank line of credit accomodations	$35,000	$35,000
Utilized correspondent bank line of credit accomodations	-	-

Available correspondent bank line of credit accomodations	$35,000	$35,000

These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The Company may borrow from the FHLB for terms up to three years and at amounts of up to 15% of the Company’s total assets, subject to availability of collateral.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	March 31, 2012	December 31, 2011

Available lendable loan collateral value to serve against FHLB advances	$37,110	$66,690
Available lendable investment security collateral value to serve against FHLB advances	37,778	15,410
Excess	74,888	82,100

At both March 31, 2012 and December 31, 2011, the Company had no outstanding advances from the FHLB.

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

Capital

At March 31, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended March 31,
	2012	2011
Total shareholders’ equity	$102,400	$115,845
Average shareholders’ equity	106,008	120,042

Shareholders’ equity as a percentage of assets	8.43%	8.69%
Average shareholders’ equity as a percentage of average assets	8.79	9.08

Cash dividends per common share	$-	$-
Book value per common share	8.04	9.17
Dividend payout ratio	n/a	n/a

Dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend for the first quarter 2009 and has not declared or paid a quarterly common stock dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. However, under the terms of the Consent Order, the Bank is currently prohibited from paying dividends to the Company without the prior consent of its regulatory agencies. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as wellas capital and dividend regulations of the FDIC and others.

Basel III. Internationally, both the Basel Committee and the Financial Stability Board have committed to raise capital standards and liquidity buffers within the banking system through Basel III. In September 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text that outlines the details and timelines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress and the introduction of two global liquidity standards. For additional disclosure regarding Basel III and other proposed capital requirements, see our 2011 Annual Report on Form 10-K.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Due to the Consent Order, we may not accept brokered deposits unless the FDIC grants a waiver. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such a funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, we were notified by the FDIC on April 1, 2010 that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

The balance of gross deferred income taxes at March 31, 2012 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition, Deferred Tax Asset, net, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at March 31, 2012, we maintained a valuation allowance to fully offset our deferred tax asset at March 31, 2012. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At March 31, 2012, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods and in an amount that may differ from the amount recognized in capital under GAAP.

Since March 31, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 20, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At March 31, 2012, we had authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. Authorized but unissued common shares totaled 62,255,980 at April 20, 2012. To date, we have not issued any shares of preferred stock.

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

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 18, Derivative Financial Instruments and Hedging Activities.

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

Liquidity resources and balances at March 31, 2012, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,
•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, beginning in the fourth quarter 2010 and continuing through the first quarter 2012, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. We obtained a new line of credit from a correspondent bank totaling $25 million in April 2011 and a $5 million secured line of credit from another correspondent bank in October 2011. The Company can also borrow up to 15% of total assets from the FHLB.

•	Accelerating the filing of our income tax refund claims which resulted in refunds received totaling $27.7 million in 2010 and 2011, and
•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Maintaining this cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in October 2010, we redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. Additionally, during 2011 and the first quarter 2012, cash balances were used to fund strategic reduction in high cost time deposits. We will continue to monitor the level of cash balances in relation to our expected liquidity needs.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as maturing CDs. In spite of these measures, cash and cash equivalents increased from December 31, 2011 to March 31, 2012. At March 31, 2012, the Company continued to maintain elevated cash levels pending the consummation of the sale of the two branches in the second quarter 2012 and use of cash to fund loan originations.

In December 2011, the Company announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches subject to regulatory approval. On January 27, 2012, the Bank entered into an agreement with an unrelated financial institution to sell the Rock Hill and Blacksburg branches. Under terms of the transaction, the counterparty will purchase the real estate, equipment, substantially all of the loans and certain other assets and assume the deposits and lease obligations associated with these two branches. The sale is subject to regulatory approval and other standard closing conditions and is expected to close in the second quarter 2012. At March 31, 2012, these branches had loans and deposits totaling $8.3 million and $44.5 million, respectively. Upon closing of the transaction, we will transfer cash, including vault and ATM cash held at the branches, to the purchasing institution of $34.3 million based on March 31, 2012 balances. This amount represents the excess of liabilities assumed over assets purchased and a deposit premium, estimated to be $773 thousand based on March 31, 2012 balances. The Bank consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in

Greenwood on March 30, 2012. These branches had loans and deposits totaling $15.0 million and $43.7 million, respectively, at March 31, 2012. We may experience increased run-off of loan and deposit balances from accounts associated with these branches as a result of our decision to consolidate these locations.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow the Bank to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at March 31, 2012 was $239 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 17, Commitments, Guarantees and Other Contingencies.

Derivatives. For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 18, Derivative Financial Instruments and Hedging Activities.

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

Contractual Obligations. In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at March 31, 2012 (in thousands).

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$282,443	$95,016	$7,853	$59	$385,371

During the first quarter 2012, a lease expired related to one vacant branch facility which was the result of consolidation of our branch network in 2008.There have been no significant changes in future real property operating lease obligations or FHLB advances as reported in our 2011 Annual Report on Form 10-K except as otherwise noted within this Quarterly Report on Form 10-Q.

First Quarter 2012 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(in thousands, except per share data) (unaudited)

	For the three months ended March 31,		Dollar	Percent
	2012	2011	variance	variance

Interest income
Interest earned on cash and cash equivalents	$51	$105	$(54)	(51.4)%
Dividends received on FHLB stock	12	14	(2)	(14.3)
Interest earned on investment securities available for sale	1,636	1,306	330	25.3
Interest and fees earned on loans (1)	10,326	11,272	(946)	(8.4)

Total interest income	12,025	12,697	(672)	(5.3)

Interest expense
Interest paid on deposits	1,393	2,676	(1,283)	(47.9)
Interest paid on retail repurchase agreements	1	11	(10)	(90.9)
Interest paid on FHLB borrowings	-	49	(49)	(100.0)

Total interest expense	1,394	2,736	(1,342)	(49.0)

Net interest income	10,631	9,961	670	6.7

Provision for loan losses	2,700	5,500	(2,800)	(50.9)

Net interest income after provision for loan losses	7,931	4,461	3,470	77.8

Noninterest income
Service charges on deposit accounts, net	1,674	1,762	(88)	(5.0)
Fees for trust, investment management and brokerage services	719	691	28	4.1
Mortgage-banking	801	376	425	113.0
Automatic teller machine	241	232	9	3.9
Bankcard services	62	76	(14)	(18.4)
Other	433	435	(2)	(0.5)

Total noninterest income	3,930	3,572	358	10.0

Noninterest expense
Salaries and other personnel (1)	5,608	6,254	(646)	(10.3)
Occupancy	1,264	1,183	81	6.8
Furniture and equipment	891	985	(94)	(9.5)
Professional services	466	510	(44)	(8.6)
FDIC deposit insurance assessment	651	958	(307)	(32.0)
Marketing	188	414	(226)	(54.6)
Loan workout	229	19	210	1,105.3
Foreclosed real estate writedowns and expenses	1,368	833	535	64.2
Loss on commercial loans held for sale	128	1,151	(1,023)	(88.9)
Other	1,138	1,754	(616)	(35.1)

Total noninterest expense	11,931	14,061	(2,130)	(15.1)

Net loss before benefit for income taxes	(70)	(6,028)	5,958	(98.8)

Provision for income taxes	517	52	465	894.2

Net loss	$(587)	$(6,080)	$5,493	(90.3)%

Common and per share data
Net loss - basic	$(0.05)	$(0.49)	$(0.45)	(90.6)%
Net loss - diluted	(0.05)	(0.49)	(0.45)	(90.6)
Cash dividends	-	-	-	-
Book value	8.04	9.17	(1.13)	(12.3)

Weighted average common shares outstanding - basic	12,637,819	12,363,707
Weighted average common shares outstanding - diluted	12,637,819	12,363,707

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

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. In summary, to date:

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At March 31, 2012, loans aggregating $201.4 million had interest rate floors of which $165.5 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is becoming more difficult to originate loans with floors in the current environment. Beginning in 2010 and continuing into 2012, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash earning 25 basis points to prepay all of our $96.0 million of FHLB advances bearing interest at an average rate of 1.98% and allowed higher priced certificates of deposit accounts at rates above current market rates to roll off the balance sheet as they matured. Certificates of deposits have decreased $221.0 million from June 30, 2009 (peak quarter-end certificates of deposits) to March 31, 2012.

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

•

In addition to these fee structure changes, we are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income resulting from service charges and debit card transactions. We also evaluated the profitability of all of our preexisting checking accounts and, in October 2010, upgraded a large number of unprofitable checking accounts to the MyPal account. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees and implemented new fees with various implementation dates generally between October 1, 2010 and March 1, 2011 and increased our Trust fees in April and August 2011. We continue to evaluate our fee structure related to all of our products and services. In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts for service charge waivers and began re-implementing service charges for a number of clients beginning in the first quarter 2012. In March 2012, we hired a dedicated lender with significant experience in the origination and sale of SBA loans to provide an additional source of both interest and fee income.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other expense areas for additional reductions. Through the first quarter 2012, we have performed process improvement reviews of all significant areas of the Company and implemented a significant number of recommendations to improve our operating efficiency. In addition, in the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, the Company announced its plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount by 20% from the peak of 420 at December 31, 2008 by the end of the second quarter 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million compared to 2011 earnings. The positive impact of these actions was partially offset by $343 thousand of charges recorded in the fourth quarter 2011 and $328 thousand of charges recorded in the first quarter 2012 reflecting severance and retention, asset impairments and other costs related to these actions.

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

During the second half of 2008 and continuing into 2012, the financial markets experienced significant volatility resulting from the continued fallout of the global economic downturn. A multitude of government initiatives, along with interest rate cuts and other monetary policy initiatives by the Federal Reserve, have been designed to improve liquidity for the distressed financial markets and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression as compared to historical results. Net interest margin compression would also be impacted by potential credit quality deterioration of assets.

Net interest income totaled $10.6 million for the three months ended March 31, 2012 compared with $10.0 million for the three months ended March 31, 2011. Overall, net interest income for the three months ended March 31, 2012 was impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 500 to 525 basis points throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment into 2012. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although recent competitive pressures are making the presence of such floors more difficult. At March 31, 2012, loans aggregating $201.4 million had interest rate floors of which $165.5 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the three months ended March 31, 2012 totaling $342 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $534 thousand for the three months ended March 31, 2012 when compared with investing these funds at the average yield of 2.49% on our investment securities since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we have begun redeploying this cash balance into investment securities and also prepaid all of our $96 million of FHLB advances beginning in December 2010 and continuing through May 2011.

•

Reduction of $11.3 million in gross loans and commercial loans held for sale during the first quarter 2012 as repayments and charge-offs outpaced new loan originations due to limited loan demand from credit-worthy clients. We are intentionally seeking to sell commercial loans held for sale with an aggregate net book value of $14.7 million and expect total loans to continue to decline as those sales occur. However, we are actively pursuing new loan originations and are keenly focused on generating additional loan growth going forward to borrowers with satisfactory credit and financial strength.

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

	For the three months ended March 31,
	2012			2011
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate

Assets
Interest-earning assets
Cash and cash equivalents	$104,922	$51	0.20%	$184,437	$105	0.23%
FHLB stock	3,502	12	1.38	6,785	14	0.84

Investment securities available for sale, taxable (1)	142,012	721	2.03	165,664	761	1.84
Investment securities available for sale, nontaxable (1)	120,800	915	3.03	65,512	545	3.33

Total investment securities available for sale	262,812	1,636	2.49	231,176	1,306	2.26

Loans (2)	780,653	10,326	5.32	846,823	11,272	5.40

Total interest-earning assets	1,151,889	12,025	4.20	1,269,221	12,697	4.06

Noninterest-earning assets
Cash and cash equivalents	10,484			13,135
Allowance for loan losses	(24,713)			(26,301)
Premises and equipment, net	25,607			28,267
Accrued interest receivable	4,926			4,555
Foreclosed real estate	27,045			17,804
Income tax refund receivable	-			7,435
Other	11,214			8,574

Total noninterest-earning assets	54,563			53,469

Total assets	$1,206,452			$1,322,690

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$304,272	$11	0.01%	$295,779	$49	0.07%
Money market deposit accounts	143,479	19	0.05	142,040	81	0.23
Savings deposit accounts	60,792	2	0.01	51,776	16	0.13
Time deposit accounts	390,896	1,361	1.40	525,052	2,530	1.95

Total interest-bearing deposits	899,439	1,393	0.62	1,014,647	2,676	1.07

Retail repurchase agreements	25,306	1	0.02	23,311	11	0.19
Other short-term borrowings	47	-	-	1	-	-
FHLB borrowings	-	-	-	5,666	49	3.51

Total interest-bearing liabilities	924,792	1,394	0.61	1,043,625	2,736	1.06

Noninterest-bearing liabilities
Noninterest-bearing deposits	164,022			146,666
Accrued interest payable	610			1,204
Other	11,020			11,153

Total noninterest-bearing liabilities	175,652			159,023

Total liabilities	1,100,444			1,202,648

Shareholders’ equity	106,008			120,042

Total liabilities and shareholders’ equity	$1,206,452			$1,322,690

NET INTEREST INCOME / NET INTEREST MARGIN		$10,631	3.71%		$9,961	3.18%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and commercial loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. There have been no changes by the Federal Reserve with regard to the targeted federal funds interest rate since December 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and in 2011 began a program designed to reduce long-term interest rates resulting in a flattening of the yield curve. In March 2012, the Federal Reserve announced that the target fed funds rate would be held at current levels through late 2014.

Rate / Volume Analysis. The following rate / volume analysis summarizes the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change. The comparison between the periods includes an additional change factor that captures the impact of the difference in the number of days within each period which has also been allocated between the rate change and volume change.

	For the three months ended March 31, 2012 compared with the three months ended March 31, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(40)	$(14)	$(54)
FHLB stock	7	(9)	(2)
Investment securities available for sale	197	133	330
Loans	(798)	(148)	(946)

Total interest income	$(634)	$(38)	$(672)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$1	$(39)	$(38)
Money market deposit accounts	1	(63)	(62)
Savings deposit accounts	4	(18)	(14)
Time deposit accounts	(554)	(615)	(1,169)

Total interest paid on deposits	(548)	(735)	(1,283)

Retail repurchase agreements	1	(11)	(10)
FHLB borrowings	(49)	-	(49)

Total interest expense	$(596)	$(746)	$(1,342)

Net interest income	$(38)	$708	$670

Provision for Loan Losses

Provision for loan losses decreased from $5.5 million during the three months ended March 31, 2011 to $2.7 million for the three months ended March 31, 2012. The decrease was primarily a function of a decrease in specific reserves required on loans individually evaluated for impairment. In addition, the reduction is a function of the net reduction in the loan portfolio, proportion of commercial loans that have been recently originated under our improved underwriting standards, reduction in our problem loans and generally improving economic conditions. The level of the provision for loan losses may continue to remain volatile in 2012 and will be heavily influenced by the level of nonaccrual loans and troubled debt restructurings as well as real estate collateral values. See also Financial Condition, Lending Activities for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011

Service charges on deposit accounts, net	$1,674	$1,762
Fees for trust, investment management and brokerage services	719	691
Mortgage-banking	801	376
Automatic teller machine	241	232
Bankcard services	62	76
Other	433	435

Total noninterest income	$3,930	$3,572

Service Charges on Deposit Accounts. Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.4% of average transaction deposit balances for the three months ended March 31, 2012 compared to 1.6% for the three months ended March 31, 2011. The decrease in service charges on deposit accounts of $88 thousand resulted from a reduction in the number of NSF items presented for payment and changes to our NSF fee structure designed to address restrictions imposed by legislative actions. These changes were partially offset by tactical actions to address these restrictions. For example, in 2011 our efforts included the imposition of a new fee relative to accounts in continuous overdraft positions.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as internet banking and bill payment service, are now provided to clients free of charge. Consequently, opportunities to earn income from service charges for such services have become more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry.

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. To continue to have overdraft services available to those clients who desired to have this service, we were proactive in encouraging our deposit clients to opt-in to overdraft protection. However, not all of our clients who have previously utilized overdraft features have opted-in to overdraft protection. In addition, in June 2011 the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule, which went into effect on October 1, 2011, caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks which could be pressured by the marketplace to lower their own interchange rates.

In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts for service charge waivers and began re-implementing service charges for a number of clients beginning in the first quarter 2012.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services provided by the Company. The increase in this category during the first quarter 2012 compared with the first quarter 2011 was the result of a $19 thousand increase in trust and insurance fees while brokerage service fees increased $9 thousand.

The increase is trust fees resulted from modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing clients as well as an increase in assets under management. The market value of assets under management increased from $251.8 million at March 31, 2011 to $271.8 million at March 31, 2012. The increase in assets under management was the result of new account growth, $36 million of which was the result of new business generated by a new trust officer hired in February 2011. The positive impact of asset growth was offset partially by the negative impact of market value changes in client balances as well as accounts that transferred or settled during the year.

Brokerage income increased during the three months ended March 31, 2012 when compared with the same period of 2011 primarily as a result of change in the mix and type of accounts under management during the year. The market value of brokerage assets under management increased slightly from $183.2 million at March 31, 2011 to $185.3 million at March 31, 2012. The positive impact of asset growth was offset during 2011 by the negative impact of market value changes in client balances as well as accounts that transferred between the periods compared.

Mortgage-Banking. Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $394.2 million and $397.5 million at March 31, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2012	2011

Mortgage-servicing fees	$244	$258
Gain on sale of mortgage loans held for sale	564	300
Mortgage-servicing rights portfolio amortization and impairment	(207)	(212)
Derivative loan commitment income	48	59
Forward sales commitment income (expense)	60	(75)
Other	92	46

Total mortgage-banking income	$801	$376

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.25%

Mortgage-banking income increased $425 thousand (113.0%) from the three months ended March 31, 2011 to the three months ended March 31, 2012. Gains on sales of mortgage loans increased approximately $264 thousand (88.0%) while the expense associated with amortization and impairment of mortgage-servicing rights decreased $5 thousand (2.4%) from the three months ended March 31, 2011 to the three months ended March 31, 2012. The increased gain on sale of mortgage loans was the result of higher volumes of loans sold and improved pricing on certain loan sales during the three months ended March 31, 2012. Mortgage loans held for sale originated during the three months ended March 31, 2012 and 2011 totaled $17.2 million and $11.4 million, respectively, while sales over the same periods were $18.6 million and $16.2 million, respectively.

Derivative loan commitment income decreased $11 thousand during the three months ended March 31, 2012 over the same period of 2011 while forward sales commitment income increased $135 thousand over the same period. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. In March 2011, we completed a review of our mortgage origination and servicing business with the assistance of a third party consultant to identify opportunities to improve the profitability of this business and are in the process of implementing the resulting recommendations.

Automatic Teller Machine. Automatic teller machine income increased $9 thousand (3.9%) from the three months ended March 31, 2011 to the three months ended March 31, 2012. As part of our Strategic Project Plan, we evaluated the number, locations and functionality of our ATM fleet. In the third quarter 2011, we reduced our ATM fleet from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. All of the five ATMs that were terminated were redeployed as replacements of older model ATMs located at certain branches. During the first quarter 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location that previously had an ATM that did not meet the requirements of the Americans with Disabilities Act. The decision to reduce our ATM fleet was driven in part by the significant cost of upgrading the ATMs to meet the requirements of the Americans with Disabilities Act by the required deadline in March 2012.

Bankcard Services. Bankcard services income decreased $14 thousand (18.4%) from the three months ended March 31, 2011 to the three months ended March 31, 2012. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. resulting in a net gain of $1.2 million. In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account that is referred by the Company in addition to a share of the interest and interchange income on such accounts. We retain recourse on certain accounts totaling $220 thousand at March 31, 2012 for which we have accrued a related liability of $13 thousand.

Other. Other noninterest income decreased $2 thousand (0.5%) from the three months ended March 31, 2011 to the three months ended March 31, 2012. The increase was primarily a result of the following:

•

Increased net debit card fees of $83 thousand resulting primarily from increased debit card activity associated with the MyPal checking account which was designed to incent debit card usage through service charge reductions and a rewards program. Efforts to maintain and / or increase debit card fees are being pressured by increased regulatory restrictions.

•

As noted above, in connection with our ongoing strategic review of the business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. We also entered into an interim servicing agreement to cover the period through the date the accounts were transferred to the third party’s system. In connection with the interim servicing agreement, we received a monthly servicing fee per active account for providing servicing related functions such as payment processing, collections, customer service and billing. Other noninterest income of $66 thousand was recorded during the first quarter 2011 pursuant to this servicing agreement. The interim servicing agreement expired in September 2011 and we no longer expect to record income with respect to this agreement. Upon expiration of the servicing agreement the servicing of the credit card accounts was transferred to Elan Financial Services, Inc.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009, 2010, 2011 and into 2012 and are continuing to review other expense areas for additional reductions. Examples of reductions realized include:

•	Freezing most teammate salaries effective May 1, 2009 to February 28, 2011 with the salary freeze re-implemented effective March 1, 2012,
•	Eliminating the officer cash incentive plan awards under the corporate incentive plan for 2009, 2010 and 2011,
•

Reducing our Saturday banking hours in September 2009 by reducing closing time from 2:00 p.m. to noon as well as changing six branches from having office hours on Saturdays to drive-thru only in October 2011,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,
•	Reducing and eliminating officer perquisites in 2010 through 2012,
•	Outsourcing certain operational functions, and
•	Renegotiating vendor contracts for price reductions and consolidating vendors for volume pricing.

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

As a result of these actions and attrition during 2011 and the first quarter 2012 for which the positions were not replaced, the Company expects to reduce headcount by 20% by the end of the second quarter 2012 from the peak of 420 at December 31, 2008. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million as compared to 2011 earnings. The positive impact of these actions was partially offset by a $343 thousand charge recorded in the fourth quarter 2011 and a $328 thousand charge recorded in the first quarter 2012 reflecting severance and retention, asset impairments and other costs related to these actions.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended March 31,
	2012	2011
Salaries and other personnel	$5,608	$6,254
Occupancy	1,264	1,183
Furniture and equipment	891	985
Professional services	466	510
FDIC deposit insurance assessment	651	958
Marketing	188	414
Loan workout	229	19
Foreclosed real estate writedowns and expenses	1,368	833
Loss on commercial loans held for sale	128	1,151
Other	1,138	1,754

Total noninterest expense	$11,931	$14,061

Salaries and Other Personnel. Salaries and other personnel expense decreased $646 thousand (10.3%) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as a result of decreased salaries resulting from a decline in full-time equivalent teammates (or employees) (“FTE”) from 352 at December 31, 2011 to 339 at March 31, 2012 and reductions in medical insurance premiums, 401(k) match expense, and the use of contract labor. These decreases were offset by increases in long-term incentive plan expenses related to grants under the 2008 Restricted Stock Plan and 2011 Stock Incentive Plan and severance and retention expenses as discussed below. While total FTEs declined, certain positions that became open were replaced with higher paid teammates as part of our plan to recruit personnel with specific industry expertise and experience. In connection with the execution of our Strategic Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. In connection with our branch reduction actions and certain other strategic actions announced in December 2011, we expect FTE to decline further by the end of the second quarter 2012. As a result of these planned reductions, we accrued $63 thousand in severance and retention expense in the fourth quarter 2011 and an additional $50 thousand in the first quarter 2012. The severance and retention payments are made when the impacted teammates satisfy their remaining service obligations. The actual amount of severance and retention payments will depend on whether or not impacted teammates are still employed by the Company as of their scheduled termination dates.

Notwithstanding our actions to reduce Salaries and other personnel expense, we continue working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy. Occupancy expenses increased $81 thousand (6.8%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily as a result of $185 thousand of depreciation recorded during the quarter associated with the reduction in estimated remaining life of leasehold improvements on one of the branches consolidated on March 30, 2012. Because these leasehold improvements were abandoned by us upon vacating the branch, there is no estimated residual value and the remaining book value was written-off through the cease-use date of March 30, 2012.

Furniture and Equipment. Furniture and equipment expense decreased $94 thousand (9.5%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decline is due in part to lower depreciation charges on certain furniture and equipment related to the two branches being sold and lower servicing and maintenance costs related to the reduction of automated teller machines.

Professional Services. Professional services expense decreased $44 thousand (8.6%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily as a result of decreased legal expenses. During the first quarter 2011, we recorded expenses relative to legal services provided in conjunction with the follow-on common stock offering to our legacy shareholders and institutional investors in the Private Placement.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $307 thousand (32.0%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decline is primarily attributed to changes in the FDIC deposit insurance assessment formula that went into effect during the second quarter 2011 as described below.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions (those with at least $10 billion in assets) in conjunction with the guidance given in the Dodd-Frank Act. These changes reduced our quarterly FDIC insurance premiums by approximately $681 thousand. Both changes in the assessment system became effective as of April 1, 2011. Our FDIC insurance premiums are also impacted by our overall rating assigned by the FDIC.

Taking into account the changes to the deposit insurance assessment regulations that went into effect in the second quarter 2011 and improvements in our risk category as a result of our most recent regulatory examination, we project that our FDIC insurance premiums will be reduced by approximately $1.2 million for the full year 2012 when compared with 2011.

Marketing. Marketing expense decreased $226 thousand (54.6%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a focus during the first quarter 2011 on increased television and radio advertising campaigns designed to both increase brand awareness and promote certain lending programs as well as an overall branding campaign given the competitive disruption in our markets and targeted direct mail campaigns to increase debit card activity and home equity line usage.

Loan Workout. While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs were reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, the first quarter 2012 includes $229 thousand of loan workout expenses compared to $19 thousand in the first quarter 2011.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses increased $535 thousand (64.2%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The carrying value of these assets is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. During the first quarter 2012, writedowns on 28 such properties resulted in a provision charged to expense of $1.3 million. The continued high level of writedowns is due to receipts of contracts for sale and updated appraisals which continued to show declining values based on lack of property sales activity. The continued high level of foreclosed real estate expenses is due to payment of legal fees, taxes, insurance, utilities, property management company fees and other carrying costs on our elevated level of foreclosed properties. Transfers into Foreclosed real estate during the first quarter 2012 totaled $2.3 million.

During 2011, one asset in the amount of $10.8 million was transferred into Foreclosed real estate. This asset consists of undeveloped residential lots in one particular community located in the Upstate of South Carolina. The Company is currently developing a marketing plan to sell these lots. Due to the number of lots owned and the current depressed state of the residential housing market, absent a bulk sale of the lots, the Company expects the resolution of this asset to occur over several years. Other than this one addition to Foreclosed real estate, through March 31, 2012, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g., assisted living facilities and golf courses); therefore, we do not expect significant growth in such carrying costs going forward.

Loss on Commercial Loans Held for Sale. Loss on commercial loans held for sale decreased $1.0 million (88.9%) to $128 thousand during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Writedowns of $125 thousand were recorded in the first quarter 2012 to reduce the value of these assets to fair value which was based on updated appraisals received during the quarter, less estimated costs to sell, or internal valuations, as applicable. In addition, at March 31, 2012 we had executed contracts to sell five commercial loans held for sale with a carrying value of $2.5 million which are expected to close during the second quarter 2012.

Other. Other noninterest expense decreased $616 thousand (35.1%) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Included in this financial statement line item and contributing to this decrease were the following:

•

During the first quarter 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $30.0 million of FHLB advances resulting in a prepayment penalty of $136 thousand.

•	A recovery of provision for unfunded commitments of $139 thousand during the first quarter 2012 compared to a provision of $51 thousand during the first quarter 2011.
•	A $98 thousand reduction in telecommunication expenditures as a result of more efficient utilization of our existing communications infrastructure.

Provision (Benefit) for Income Taxes

Provision for income taxes was $517 thousand for the three months ended March 31, 2012 compared to $52 thousand for the three months ended March 31, 2011. The 2012 and 2011 income tax provisions resulted from an increase in the valuation allowance required against the net deferred income tax asset that resulted from decreases in deferred tax liabilities associated with investment securities available for sale. We determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards and unrealized built-in losses, a valuation allowance on our net deferred tax asset remained necessary at March 31, 2012. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at March 31, 2012 and December 31, 2011, the portion related to net operating losses and net realized built-in losses can be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Portions of the net deferred tax asset related to unrealized built-in losses and net operating losses generated prior to the Private Placement are subject to an annual limitation under Internal Revenue Service regulations. As disclosed in Item 1. Financial Statements, Note 13, Income Taxes, such amounts may eventually expire unutilized.

Recently Issued / Adopted Authoritative Pronouncements

For disclosure regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows, See Item 1. Financial Statements, Note 1, Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	11.16%
Up 200 basis points	5.67
Up 100 basis points	4.62
Base
Down 100 basis points	(5.31)
Down 200 basis points	(7.64)
Down 300 basis points	n/a

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2012, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

First Quarter Internal Control Changes

During the first quarter 2012, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 17, Commitments, Guarantees and Other Contingencies, contained herein for disclosures required by this item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition, results of operations or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^*	The following materials from Palmetto Bancshares, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL; (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31,2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

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

Date: April 27,2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File