Form 10-Q
period 2012-06-30
PALMETTO BANCSHARES INC
filed 2012-08-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2012
Common stock, $0.01 par value	12,752,040

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$152,363	$102,952

Total cash and cash equivalents	152,363	102,952

Federal Home Loan Bank (“FHLB”) stock, at cost	2,184	3,502
Investment securities available for sale, at fair value	247,400	260,992
Mortgage loans held for sale	3,789	3,648
Other loans held for sale	14,446	14,178

Loans, gross	723,986	773,558
Less: allowance for loan losses	(18,278)	(25,596)

Loans, net	705,708	747,962

Premises and equipment, net	24,974	25,804
Accrued interest receivable	3,902	5,196
Foreclosed real estate	14,683	27,663
Other	11,511	11,255

Total assets	$1,180,960	$1,203,152

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$178,669	$155,406
Interest-bearing	884,008	908,775

Total deposits	1,062,677	1,064,181

Retail repurchase agreements	18,260	23,858
Accrued interest payable	517	554
Other	9,734	11,077

Total liabilities	1,091,188	1,099,670

Shareholders’ equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,752,040 and 12,726,388 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	127	127
Capital surplus	142,845	142,233
Accumulated deficit	(44,244)	(36,508)
Accumulated other comprehensive loss, net of tax	(8,956)	(2,370)

Total shareholders’ equity	89,772	103,482

Total liabilities and shareholders’ equity	$1,180,960	$1,203,152

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended June 30,
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$72	$112
Dividends received on FHLB stock	13	13
Interest earned on investment securities available for sale
State and municipal (nontaxable)	669	918
Collateralized mortgage obligations (taxable)	387	772
Other mortgage-backed (taxable)	207	219
SBA loan-backed (taxable)	49	—
Interest and fees earned on loans	10,025	11,111

Total interest income	11,422	13,145

Interest expense
Interest paid on deposits	1,339	2,524
Interest paid on retail repurchase agreements	—	8
Interest paid on FHLB borrowings	—	23

Total interest expense	1,339	2,555

Net interest income	10,083	10,590

Provision for loan losses	8,450	7,400

Net interest income after provision for loan losses	1,633	3,190

Noninterest income
Service charges on deposit accounts, net	1,669	1,875
Fees for trust, investment management and brokerage services	870	842
Mortgage-banking	832	241
Automatic teller machine	248	256
Bankcard services	57	49
Investment securities gains, net	9,859	56
Other	428	439

Total noninterest income	13,963	3,758

Noninterest expense
Salaries and other personnel	5,335	5,998
Occupancy	1,064	1,146
Furniture and equipment	834	930
Professional services	424	553
FDIC deposit insurance assessment	446	702
Marketing	374	520
Loan workout	158	453
Foreclosed real estate writedowns and expenses	6,966	1,504
Loss on other loans held for sale	2,406	3,797
Other	1,227	2,105

Total noninterest expense	19,234	17,708

Net loss before provision (benefit) for income taxes	(3,638)	(10,760)

Provision (benefit) for income taxes	3,511	(1,191)

Net loss	$(7,149)	$(9,569)

Common and per share data
Net loss - basic	$(0.57)	$(0.76)
Net loss - diluted	(0.57)	(0.76)
Cash dividends	—	—
Book value	7.04	8.51

Weighted average common shares outstanding - basic	12,638,160	12,616,887
Weighted average common shares outstanding - diluted	12,638,160	12,616,887

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six months ended June 30,
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$123	$217
Dividends received on FHLB stock	25	27
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	—	6
State and municipal (nontaxable)	1,584	1,463
Collateralized mortgage obligations (taxable)	896	1,327
Other mortgage-backed (taxable)	419	419
SBA loan-backed (taxable)	49	—
Interest and fees earned on loans	20,351	22,383

Total interest income	23,447	25,842

Interest expense
Interest paid on deposits	2,732	5,200
Interest paid on retail repurchase agreements	1	19
Interest paid on FHLB borrowings	—	72

Total interest expense	2,733	5,291

Net interest income	20,714	20,551

Provision for loan losses	11,150	12,900

Net interest income after provision for loan losses	9,564	7,651

Noninterest income
Service charges on deposit accounts, net	3,343	3,637
Fees for trust, investment management and brokerage services	1,589	1,533
Mortgage-banking	1,633	617
Automatic teller machine	489	488
Bankcard services	119	125
Investment securities gains, net	9,859	56
Other	861	874

Total noninterest income	17,893	7,330

Noninterest expense
Salaries and other personnel	10,943	12,252
Occupancy	2,328	2,329
Furniture and equipment	1,725	1,915
Professional services	890	1,063
FDIC deposit insurance assessment	1,097	1,660
Marketing	562	934
Loan workout	387	471
Foreclosed real estate writedowns and expenses	8,334	2,337
Loss on other loans held for sale	2,534	4,948
Other	2,365	3,860

Total noninterest expense	31,165	31,769

Net loss before provision (benefit) for income taxes	(3,708)	(16,788)

Provision (benefit) for income taxes	4,028	(1,139)

Net loss	$(7,736)	$(15,649)

Common and per share data
Net loss - basic	$(0.61)	$(1.25)
Net loss - diluted	(0.61)	(1.25)
Cash dividends	—	—
Book value	7.04	8.51

Weighted average common shares outstanding - basic	12,637,990	12,490,833
Weighted average common shares outstanding - diluted	12,637,990	12,490,833

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net loss	$(7,149)	$(9,569)	$(7,736)	$(15,649)
Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains	606	3,194	(754)	3,055
Reclassification adjustment included in net loss	(9,859)	(56)	(9,859)	(56)

Change in net unrealized gains on investment securities available for sale	(9,253)	3,138	(10,613)	2,999

Other comprehensive income (loss), before tax	(9,253)	3,138	(10,613)	2,999

(Provision) benefit for income taxes related to items of other comprehensive income (loss)	(3,511)	1,191	(4,026)	1,139

Other comprehensive income (loss), net of tax	(5,742)	1,947	(6,587)	1,860

Comprehensive loss	$(12,891)	$(7,622)	$(14,323)	$(13,789)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total
Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(15,649)		(15,649)
Other comprehensive income, net of tax					1,860	1,860
Compensation expense related to stock options granted under equity award plans			55			55
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	427,114	1	247			248
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
One-for-four reverse stock split, as of June 28, 2011	(38,179,331)	(379)	379			—

Balance at June 30, 2011	12,726,891	$127	$141,713	$(28,757)	$(4,719)	$108,364

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(7,736)		(7,736)
Other comprehensive loss, net of tax					(6,587)	(6,587)
Compensation expense related to stock options granted under equity award plans			250			250
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	25,633		362			362
One-for-four reverse stock split, as of June 28, 2011, adjustment	19

Balance at June 30, 2012	12,752,040	$127	$142,845	$(44,244)	$(8,957)	$89,771

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six months ended June 30,
	2012	2011
Operating Activities
Net loss	$(7,736)	$(15,649)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,330	1,191
Amortization of unearned discounts / premiums on investment securities available for sale, net	2,586	2,615
(Increase) decrease in income tax refunds receivable	(510)	7,436
Provision for loan losses	11,150	12,900
Gain on sales of mortgage loans held for sale, net	(1,074)	(452)
Loss on other loans held for sale	2,534	4,948
Writedowns, gains and losses on sales of foreclosed real estate, net	8,077	1,671
Loss on prepayment of FHLB advances	—	412
Investment securities gains, net	(9,859)	(56)
Originations of mortgage loans held for sale	(35,459)	(16,913)
Proceeds from sale of mortgage loans held for sale	36,392	21,369
Compensation expense on equity-based awards	612	303
(Increase) decrease in interest receivable and other assets, net	5,576	(1,604)
Decrease in interest payable and other liabilities, net	(1,380)	(822)

Net cash provided by operating activities	12,239	17,349

Investing Activities
Proceeds from sales of investment securities available for sale	151,864	2,390
Proceeds from maturities of investment securities available for sale	2,700	39,590
Purchases of investment securities available for sale	(175,555)	(125,462)
Repayments on mortgage-backed investment securities available for sale	31,242	21,880
Proceeds from redemption of FHLB stock	1,318	1,600
Proceeds from sale of other loans held for sale	13,718	6,528
Repayments on other loans held for sale	70	2,392
Decreases in loans, net	10,353	7,042
Proceeds on sale of foreclosed real estate	9,064	8,457
Purchases of premises and equipment, net	(500)	(689)

Net cash provided by (used for) investing activities	44,274	(36,272)

Financing Activities
Increase (decrease) in transaction, money market, and savings deposit accounts, net	15,028	(7,816)
Decrease in time deposit accounts, net	(16,532)	(39,002)
Increase (decrease) in retail repurchase agreements, net	(5,598)	3,988
Repayment of FHLB borrowings	—	(35,412)
Proceeds from issuance of common stock, net	—	7,951

Net cash used for financing activities	(7,102)	(70,291)

Net change in cash and due from banks	49,411	(89,214)
Cash and due from banks at beginning of period	102,952	223,017

Cash and due from banks at end of period	$152,363	$133,803

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$2,770	$5,633
Income tax (refunds received) paid, net	510	(7,436)
Significant noncash activities
Change in net unrealized gains on investment securities available for sale, net of tax	(6,586)	1,860
Loans transferred from gross loans to other loans held for sale	19,722	1,224
Loans transferred from gross loans to foreclosed real estate, at fair value	2,347	1,466
Loans transferred from other loans held for sale to gross loans, at fair value	1,318	—
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	1,814	3,946

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1906, the Bank specializes in providing personalized community banking services to individuals and small to mid-size businesses including retail banking (including mortgage loans, indirect automobile loans and credit cards), commercial banking (including business banking, Small Business Administration loans, treasury management and merchant services) and wealth management (including trust, brokerage, financial planning and insurance services) throughout our primary market area of northwest South Carolina (commonly referred to as “the Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc., the Bank and other subsidiaries of the Bank (also collectively referred to as the “Company,” “we,” “us” or “our”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements as of and for the three and six months ended June 30, 2012 and 2011 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2012 (collectively, the “2011 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Accordingly, at June 30, 2012, the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2012.

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

Recently Adopted / Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which is intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in statements of financial position whether the statements are prepared using GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities as prescribed by regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on July 11, 2012, based on reported liabilities from May 29, 2012 through June 11, 2012, the Federal Reserve required the Bank to maintain reserves of $14.7 million. After taking into consideration the Company’s levels of vault cash and clearing balance requirements, reserves of $5.8 million were required to be maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $703 thousand at both June 30, 2012 and December 31, 2011.

3.	Investment Securities Available for Sale

During the second quarter 2012, the Bank realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities. A portion of the proceeds from these sales were reinvested in investment securities during the second quarter 2012, with the remaining proceeds to be reinvested in investment securities during the third quarter 2012.

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income, and fair values of investment securities available for sale at the dates indicated (in thousands). At June 30, 2012 and December 31, 2011, the Company did not have any investment securities classified as trading or held-to-maturity.

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$13,162	$405	$(14)	$13,553
Collateralized mortgage obligations	142,900	425	(598)	142,727
Other mortgage-backed (federal agencies)	57,047	164	(54)	57,157
SBA loan-backed (federal agency)	34,143	28	(208)	33,963

Total investment securities available for sale	$247,252	$1,022	$(874)	$247,400

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$113,079	$7,886	$—	$120,965
Collateralized mortgage obligations	117,129	2,210	(390)	118,949
Other mortgage-backed (federal agencies)	20,022	1,056	—	21,078

Total investment securities available for sale	$250,230	$11,152	$(390)	$260,992

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value, and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	June 30, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,080	$14	—	$—	$—	1	$1,080	$14
Collateralized mortgage obligations	14	64,713	401	12	17,894	197	26	82,607	598
Other mortgage-backed (federal agencies)	1	5,402	54	—	—	—	1	5,402	54
SBA loan-backed (federal agency)	5	24,785	208	—	—	—	5	24,785	208

Total investment securities available for sale	21	$95,980	$677	12	$17,894	$197	33	$113,874	$874

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Total investment securities available for sale	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at June 30, 2012, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by segment, of investment securities available for sale based on fair value, at June 30, 2012. An “Aaa” rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	—%	100%	100%	100%
Aa1-A1	74	—	—	—
Baa2	14	—	—	—
Not rated	12	—	—	—

Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings, by segment, of investment securities available for sale based on fair value, at June 30, 2012.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aa-A+	42%	100%	100%	100%
Not rated	58	—	—	—

Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost and estimated fair value of investment securities available for sale at June 30, 2012 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$4,787	$4,859
Due after one year through five years	7,281	7,614
Due after five years through ten years	1,094	1,080
Due after ten years	—	—

State and municipal	13,162	13,553

Collateralized mortgage obligations	142,900	142,727

Other mortgage-backed (federal agencies)	57,047	57,157

SBA loan-backed (federal agency)	34,143	33,963

Total investment securities available for sale	$247,252	$247,400

The weighted average duration of investment securities available for sale was 4.9 years, based on expected prepayment activity, at June 30, 2012. Since 95% of the portfolio, based on fair value, consists of collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying loans mature.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Public funds deposits	$112,671	$119,123
Federal Reserve line of credit	2,971	5,510
FHLB advances	—	15,887

Total	$115,642	$140,520

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Realized gains	$9,863	$56	$9,863	$56
Realized losses	(4)	—	(4)	—

Net realized gains	$9,859	$56	$9,859	$56

4.	Loans

During the second quarter 2012, through the Bank’s normal problem loan resolution efforts and through a bulk loan sale, the Bank entered into contracts to sell selected classified loans with carrying values at March 31, 2012, before any allowance for loan losses, of $33.4 million, $21.7 million of which were included in gross loans at March 31, 2012 and closed during the second quarter 2012. In the aggregate, contracts to sell selected classified loans included in gross loans at March 31, 2012 resulted in charge-offs of $11.7 million. For disclosure related to the sale of other loans held for sale, see Note 5, Other Loans Held for Sale and Valuation Allowance.

In addition to the loan sales noted above, during the second quarter 2012 the Company transferred $7.5 million of gross loans to other loans held for sale in connection with the sale of its Rock Hill and Blacksburg branches, which closed on July 1, 2012. For disclosure related to the sale of these two branches see Note 21, Subsequent Event.

In the tables below, loan classes are based on Federal Deposit Insurance Corporation (“FDIC”) code and portfolio segments are an aggregation of those classes based on the methodology used by the Company to develop and document its allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to other loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of other loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures based on the characteristics of other loans held for sale.

Composition

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$451,764	61.2%	$492,754	62.6%
Single-family residential	175,335	23.7	185,504	23.5
Commercial and industrial	49,763	6.7	49,381	6.3
Consumer	52,044	7.1	52,771	6.7
Other	9,526	1.3	7,326	0.9

Total loans	$738,432	100.0%	$787,736	100.0%

Less: other loans held for sale	(14,446)		(14,178)

Loans, gross	$723,986		$773,558

Loans included in the preceding table are net of unearned income, charge-offs, and unamortized deferred fees and costs on originated loans. Net unearned income, net deferred fees and costs, and discounts and premiums totaled $226 thousand at June 30, 2012 compared to $21 thousand at December 31, 2011.

The following table summarizes other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$10,176	70.4%	$14,178	100.0%
Single-family residential	2,298	15.9	—	—
Commercial and industrial	910	6.3	—	—
Consumer	228	1.6	—	—
Other	834	5.8	—	—

Total loans	$14,446	100.0%	$14,178	100.0%

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and qualifying commercial loans. At June 30, 2012 and December 31, 2011, $198.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $75.5 million and $66.7 million, respectively, were available as lendable collateral. The Company may borrow from the FHLB for terms up to three years at amounts of up to 15% of the Company’s total assets, subject to availability of collateral.

At June 30, 2012 and December 31, 2011, $3.6 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by FDIC code, at June 30, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$66,998	$2,691	$69,689	9.5%	64.1%
Multifamily residential	12,694	—	12,694	1.7	11.7
Nonfarm nonresidential	361,896	7,485	369,381	50.0	339.7

Total loans secured by commercial real estate	$441,588	$10,176	$451,764	61.2%	415.5%

The following table further categorizes loans secured by commercial real estate at June 30, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans Secured by:
Land - unimproved (commercial or residential)	$22,377	$2,691	$25,068	3.4%	23.0%
Land development - commercial	10,734	—	10,734	1.5	9.9
Land development - residential	14,851	—	14,851	2.0	13.7
Commercial construction:
Retail	3,972	—	3,972	0.5	3.6
Office	230	—	230	—	0.2
Industrial and warehouse	842	—	842	0.1	0.8
Miscellaneous commercial	1,934	—	1,934	0.3	1.8

Total development commercial real estate loans	54,940	2,691	57,631	7.8	53.0
Existing and other commercial real estate loans Secured by:
Hotel / motel	67,116	4,825	71,941	9.7	66.2
Retail	20,202	127	20,329	2.8	18.7
Office	20,128	197	20,325	2.8	18.7
Multifamily	12,694	—	12,694	1.7	11.7
Industrial and warehouse	9,111	560	9,671	1.3	8.9
Healthcare	16,124	—	16,124	2.2	14.8
Miscellaneous commercial	102,966	1,576	104,542	14.2	96.1
Residential construction - speculative	299	—	299	—	0.3

Total existing and other commercial real estate loans	248,640	7,285	255,925	34.7	235.4
Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	126,248	200	126,448	17.1	116.3
Commercial construction - owner occupied	6,468	—	6,468	0.9	5.9
Residential construction - contract	5,292	—	5,292	0.7	4.9

Total commercial real estate owner occupied and residential loans	138,008	200	138,208	18.7	127.1

Total loans secured by commercial real estate	$441,588	$10,176	$451,764	61.2%	415.5%

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

The following table summarizes the Company’s internal credit quality indicators on gross loans and other loans held for sale, by class, at June 30, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	427	—	427
Grade 3	10,357	2,868	83,081	915	97,221
Grade 4	15,294	1,229	132,331	2,286	151,140
Grade W	6,810	989	66,026	—	73,825
Grade 5	3,755	7,363	27,830	—	38,948
Grade 6	10,095	245	47,116	4,825	62,281
Grade 7	3,766	—	5,085	2,113	10,964
Not risk rated*	16,921	—	—	37	16,958

	$66,998	$12,694	$361,896	$10,176	$451,764

Less: Commercial real estate included in other loans held for sale					(10,176)

Total					$441,588

*	Consumer real estate loans of $16.9 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

	Commercial and industrial	Commercial and industrial in other loans held for sale	Total commercial and industrial
Grade 1	$2,782	$25	$2,807
Grade 2	214	—	214
Grade 3	10,522	566	11,088
Grade 4	21,213	319	21,532
Grade W	8,513	—	8,513
Grade 5	699	—	699
Grade 6	4,249	—	4,249
Grade 7	568	—	568
Not graded	93	—	93

Total	$48,853	$910	$49,763

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans	Single-family residential loans in other loans held for sale	Total single-family residential loans
Performing	$58,083	$103,401	$5,559	$167,043	$2,298	$169,341
Nonperforming	891	4,786	317	5,994	—	5,994

Total	$58,974	$108,187	$5,876	$173,037	$2,298	$175,335

	Credit cards	Consumer-other	Total consumer	Consumer loans in other loans held for sale	Total consumer
Performing	$20	$51,424	$51,444	$228	$51,672
Nonperforming	32	340	372	—	372

Total	$52	$51,764	$51,816	$228	$52,044

	Other	Other loans in other loans held for sale	Total other
Performing	$8,682	$834	$9,516
Nonperforming	10	—	10

Total	$8,692	$834	$9,526

The following table summarizes the Company’s internal credit quality indicators on gross loans and other loans held for sale, by class, at December 31, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	457	—	457
Grade 3	8,295	3,252	100,265	—	111,812
Grade 4	13,601	945	126,961	—	141,507
Grade W	9,075	4,233	51,889	—	65,197
Grade 5	3,671	7,550	27,235	—	38,456
Grade 6	21,511	1,956	61,907	8,800	94,174
Grade 7	10,624	—	3,991	5,378	19,993
Not risk rated*	20,836	9	313	—	21,158

	$87,613	$17,945	$373,018	$14,178	$492,754

Less: Commercial real estate included in other loans held for sale					(14,178)

Total					$478,576

*-Consumer real estate loans of $20.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$2,966
Grade 2	459
Grade 3	11,380
Grade 4	22,253
Grade W	5,292
Grade 5	1,489
Grade 6	4,929
Grade 7	596
Not graded	17

Total	$49,381

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,128	$111,623	$6,482	$176,233
Nonperforming	843	7,957	471	9,271

Total	$58,971	$119,580	$6,953	$185,504

	Credit cards	Consumer-other	Total Consumer
Performing	$179	$52,103	$52,282
Nonperforming	16	473	489

Total	$195	$52,576	$52,771

Other
Performing	$7,326
Nonperforming	—

Total	$7,326

The following table summarizes delinquencies, by class, at June 30, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$424	$12,645	$13,069	$56,621	$69,690
Multifamily residential	—	—	—	12,694	12,694
Nonfarm nonresidential	1,082	4,070	5,152	364,228	369,380

Total commercial real estate	1,506	16,715	18,221	433,543	451,764

Single-family real estate, revolving, open end loans	734	891	1,625	58,352	59,977
Single-family real estate, closed end, first lien	1,048	4,786	5,834	103,637	109,471
Single-family real estate, closed end, junior lien	62	317	379	5,508	5,887

Total single-family residential	1,844	5,994	7,838	167,497	175,335

Commercial and industrial	288	1,085	1,373	48,390	49,763

Credit cards	—	32	32	20	52
All other consumer	560	340	900	51,092	51,992

Total consumer	560	372	932	51,112	52,044

Farmland	—	10	10	4,019	4,029

Obligations of states and political subdivisions of the U.S.	—	—	—	861	861

Other	—	—	—	4,636	4,636

Total	4,198	24,176	28,374	710,058	738,432
Less: other loans held for sale	(40)	(2,113)	(2,153)	(12,293)	(14,446)

Total gross loans	$4,158	$22,063	$26,221	$697,765	$723,986

Additional interest income of $437 thousand and $850 thousand would have been reported during the three and six months ended June 30, 2012, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, the Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2011 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$94	$27,085	$27,179	$64,975	$92,154
Multifamily residential	—	—	—	17,945	17,945
Nonfarm nonresidential	574	14,870	15,444	367,211	382,655

Total commercial real estate	668	41,955	42,623	450,131	492,754

Single-family real estate, revolving, open end loans	379	843	1,222	57,749	58,971
Single-family real estate, closed end, first lien	2,633	7,957	10,590	108,990	119,580
Single-family real estate, closed end, junior lien	145	471	616	6,337	6,953

Total single-family residential	3,157	9,271	12,428	173,076	185,504

Commercial and industrial	314	1,313	1,627	47,754	49,381

Credit cards	—	16	16	179	195
All other consumer	760	473	1,233	51,343	52,576

Total consumer	760	489	1,249	51,522	52,771

Farmland	—	—	—	3,513	3,513

Obligations of states and political subdivisions of the U.S.	—	—	—	903	903

Other	2	—	2	2,908	2,910

Total	4,901	53,028	57,929	729,807	787,736
Less: other loans held for sale	—	(5,812)	(5,812)	(8,366)	(14,178)

Total gross loans	$4,901	$47,216	$52,117	$721,441	$773,558

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	June 30, 2012			December 31, 2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Other loans held for sale	$4,825	$—	$4,825	$8,366	$—	$8,366
Loans, gross	29,618	70	29,688	37,461	9,276	46,737

Total troubled debt restructurings	$34,443	$70	$34,513	$45,827	$9,276	$55,103

Loans classified as troubled debt restructurings may be removed from this status after a period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the borrower was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructured agreement. The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Carrying balance	$3,665	$—	$5,887	$876
Count	16	—	18	1

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction, land development and other land loans	—	$—	$—	1	$4,089	$4,089
Nonfarm nonresidential	1	243	243	6	1,811	1,811

Total commercial real estate	1	243	243	7	5,900	5,900

Single-family real estate, closed end, first lien	1	70	70	1	70	70

Commercial and industrial	1	206	206	2	421	416

Total loans	3	$519	$519	10	$6,391	$6,386

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	3	$519	$519	10	$6,391	$6,386

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Term concession	3	$519	$519	4	$4,608	$4,608
Rate and term concessions	—	—	—	6	1,783	1,778

Total loans	3	$519	$519	10	$6,391	$6,386

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	3	$519	$519	10	$6,391	$6,386

The following table summarizes, by class, loans modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Construction, land development and other land loans	1	$488	1	$488
Nonfarm nonresidential	2	406	5	1,545

Total commercial real estate	3	894	6	2,033

Single-family real estate, closed end, first lien	—	—	1	46

Total loans	3	$894	7	$2,079

Less: other loans held for sale	—	—	—	—

Loans, gross	3	$894	7	$2,079

Impaired Loans. The following table summarizes the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands). All loans that have been modified resulting in troubled debt restructurings are impaired loans.

	June 30, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Other loans held for sale	$4,825	$—	$2,113	$—	$6,938
Loans, gross	29,618	70	9,529	5,817	45,034

Total impaired loans	$34,443	$70	$11,642	$5,817	$51,972

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Other loans held for sale	$8,366	$—	$5,812	$14,178
Loans, gross	37,461	9,276	23,054	69,791

Total impaired loans	$45,827	$9,276	$28,866	$83,969

The following table summarizes the composition of and information relative to impaired loans, by class, at June 30, 2012 (in thousands).

	Gross loans			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$9,753	$26,701		$2,113	$9,072	$11,866	$35,773
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	8,263	12,691		4,825	6,603	13,088	19,294

Total commercial real estate	18,016	39,392		6,938	15,675	24,954	55,067

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	982	3,407		—	—	982	3,407
Single-family real estate, closed end, junior lien	10	27		—	—	10	27

Total single-family residential	992	3,434		—	—	992	3,434

Commercial and industrial	753	1,179		—	—	753	1,179

Total impaired loans with no related allowance recorded	$19,761	$44,005		$6,938	$15,675	$26,699	$59,680

With an allowance recorded:
Construction, land development and other land loans	$5,835	$5,835	$321			$5,835	$5,835	$321
Multifamily residential	245	245	7			245	245	7
Nonfarm nonresidential	16,203	16,583	2,759			16,203	16,583	2,759

Total commercial real estate	22,283	22,663	3,087			22,283	22,663	3,087

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	2,033	4,340	108			2,033	4,340	108
Single-family real estate, closed end, junior lien	151	151	50			151	151	50

Total single-family residential	2,184	4,491	158			2,184	4,491	158

Commercial and industrial	765	765	45			765	765	45

All other consumer	41	41	5			41	41	5

Total impaired loans with an allowance recorded	$25,273	$27,960	$3,295			$25,273	$27,960	$3,295

Total:
Construction, land development and other land loans	$15,588	$32,536	$321	$2,113	$9,072	$17,701	$41,608	$321
Multifamily residential	245	245	7	—	—	245	245	7
Nonfarm nonresidential	24,466	29,274	2,759	4,825	6,603	29,291	35,877	2,759

Total commercial real estate	40,299	62,055	3,087	6,938	15,675	47,237	77,730	3,087

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	3,015	7,747	108	—	—	3,015	7,747	108
Single-family real estate, closed end, junior lien	161	178	50	—	—	161	178	50

Total single-family residential	3,176	7,925	158	—	—	3,176	7,925	158

Commercial and industrial	1,518	1,944	45	—	—	1,518	1,944	45

All other consumer	41	41	5	—	—	41	41	5

Total impaired loans	$45,034	$71,965	$3,295	$6,938	$15,675	$51,972	$87,640	$3,295

Interest income recognized on impaired loans during the three and six months ended June 30, 2012 was $464 thousand and $921 thousand, respectively. The average balance of total impaired loans was $69.1 million and $74.5 million for the same periods.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2011 (in thousands).

	Gross loans			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$16,845	$36,735		$4,541	$16,799	$21,386	$53,534
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	16,047	22,188		9,637	13,831	25,684	36,019

Total commercial real estate	32,892	58,923		14,178	30,630	47,070	89,553

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,742	6,928		—	—	2,742	6,928
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,742	6,928		—	—	2,742	6,928

Commercial and industrial	886	1,312		—	—	886	1,312

Total impaired loans with no related allowance recorded	$36,520	$67,163		$14,178	$30,630	$50,698	$97,793

With an allowance recorded:
Construction, land development and other land loans	$9,702	$11,624	$3,301			$9,702	$11,624	$3,301
Multifamily residential	247	247	9			247	247	9
Nonfarm nonresidential	20,784	20,784	2,886			20,784	20,784	2,886

Total commercial real estate	30,733	32,655	6,196			30,733	32,655	6,196

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,689	1,689	161			1,689	1,689	161
Single-family real estate, closed end, junior lien	183	183	54			183	183	54

Total single-family residential	1,872	1,872	215			1,872	1,872	215

Commercial and industrial	622	691	88			622	691	88

All other consumer	44	44	6			44	44	6

Total impaired loans with an allowance recorded	$33,271	$35,262	$6,505			$33,271	$35,262	$6,505

Total:
Construction, land development and other land loans	$26,547	$48,359	$3,301	$4,541	$16,799	$31,088	$65,158	$3,301
Multifamily residential	247	247	9	—	—	247	247	9
Nonfarm nonresidential	36,831	42,972	2,886	9,637	13,831	46,468	56,803	2,886

Total commercial real estate	63,625	91,578	6,196	14,178	30,630	77,803	122,208	6,196

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,431	8,617	161	—	—	4,431	8,617	161
Single-family real estate, closed end, junior lien	183	183	54	—	—	183	183	54

Total single-family residential	4,614	8,800	215	—	—	4,614	8,800	215

Commercial and industrial	1,508	2,003	88	—	—	1,508	2,003	88

All other consumer	44	44	6	—	—	44	44	6

Total impaired loans	$69,791	$102,425	$6,505	$14,178	$30,630	$83,969	$133,055	$6,505

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the six months ended June 30, 2012						At and for the year ended December 31, 2011
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	9,643	1,649	(334)	114	78	11,150	20,500

Loan charge-offs	15,221	2,903	302	359	319	19,104	22,832
Loan recoveries	104	74	108	106	244	636	994

Net loans charged-off	15,117	2,829	194	253	75	18,468	21,838

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278	$25,596

Individually evaluated for impairment	$3,087	$158	$45	$5	$—	$3,295	$6,505
Collectively evaluated for impairment	9,465	3,150	1,289	1,065	14	14,983	19,091

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$40,299	$3,176	$1,518	$41	$—	$45,034	$69,791
Collectively evaluated for impairment	401,289	169,861	47,335	51,775	8,692	678,952	703,767

Total gross loans	$441,588	$173,037	$48,853	$51,816	$8,692	$723,986	$773,558

5.	Other Loans Held for Sale and Valuation Allowance

Other loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the three months ended June 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at March 31, 2012	$17,258	$2,555

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	9,739	—
Writedowns on other loans held for sale included in valuation allowance, net	—	97

Total additions	17,247	97

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,336	—
Other loans held for sale transferred to gross loans	—	—
Direct writedowns on other loans held for sale	2,309	—
Net paydowns	44	—

Total reductions	18,281	874

Balance at June 30, 2012	$16,224	$1,778

Writedowns on other loans held for sale during the second quarter 2012 totaled $2.4 million of which $2.2 million were the result of sales of other loans held for sale during the period.

The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the six months ended June 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	12,214	—
Writedowns on other loans held for sale included in valuation allowance, net	—	100

Total additions	19,722	100

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	70	—

Total reductions	20,237	883

Balance at June 30, 2012	$16,224	$1,778

Other loans held for sale at June 30, 2012 include $7.5 million of loans associated with the branch sales that were consummated on July 1, 2012 and three commercial real estate loans with a net carrying value of $6.9 million that are continuing to be marketed for sale.

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Land	$5,581	$5,591
Buildings	19,523	19,497
Leasehold improvements	4,309	4,644
Furniture and equipment	12,355	12,147
Software	4,307	4,210
Bank automobiles	94	95
Capital lease asset	1,378	1,378

Premises and equipment, gross	47,547	47,562

Accumulated depreciation	(22,573)	(21,758)

Premises and equipment, net	$24,974	$25,804

At June 30, 2012, the Bank provided commercial and consumer banking through 27 branches, of which six were leased and 21 were owned. At June 30, 2012, the Bank also had six limited service branches located in retirement centers in the Upstate. Additionally, the Bank maintains a separate leased brokerage office location in Greenville County.

For disclosure related to premises and equipment regarding the sale of two branches subsequent to June 30, 2012, see Note 21, Subsequent Event.

Depreciation expense for the three months ended June 30, 2012 and 2011 was $549 thousand and $593 thousand, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $1.3 million and $1.2 million, respectively.

7.	Long-Lived Assets Held for Sale

The Company is currently marketing for sale two vacant Bank-owned branch facilities (one of which was the result of a branch consolidation on March 30, 2012) and a vacant parcel of land with a total aggregate net book value of $920 thousand at June 30, 2012 which are included in Other assets in the Consolidated Balance Sheets.

At June 30, 2012, long-lived assets held for sale includes certain Bank-related assets associated with the two branches that were sold on July 1, 2012. For disclosure related to the sale of these branches subsequent to June 30, 2012, see Note 21, Subsequent Event.

8.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $393.4 million and $397.5 million at June 30, 2012 and December 31, 2011, respectively, and are excluded from the Consolidated Balance Sheets.

The book value of mortgage-servicing rights was $2.5 million at June 30, 2012 and $2.6 million at December 31, 2011. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of mortgage-servicing rights was $3.0 million at June 30, 2012 and $3.2 million at December 31, 2011.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,563	$2,854	$2,586	$2,896
Capitalized mortgage-servicing rights	179	56	363	226
Mortgage-servicing rights portfolio amortization and impairment	(201)	(163)	(408)	(375)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,541	$2,747	$2,541	$2,747

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Valuation allowance, beginning of period	$38	$41	$39	$39
Additions charged to (reduction credited from) operations	2	(3)	1	(1)

Valuation allowance, end of period	$40	$38	$40	$38

9.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	June 30, 2012	December 31, 2011
Foreclosed real estate	$14,683	$27,663
Repossessed personal property	62	161

Total foreclosed real estate and repossessed personal property	$14,745	$27,824

Foreclosed real estate includes one property comprised of 61 undeveloped residential lots with a net book value of $7.1 million.

Foreclosed Real Estate Activity

The following table summarizes the changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $357 thousand and $5.4 million at June 30, 2012 and December 31, 2011, respectively.

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
Foreclosed real estate, beginning of period	$26,701	$16,244	$27,663	$19,983
Plus: New foreclosed real estate	1,885	1,648	4,161	5,412
Less: Proceeds from sale of foreclosed real estate	(7,142)	(1,469)	(9,064)	(8,457)
Plus: Gain on sale of foreclosed real estate	302	5	318	86
Less: Writedowns and losses charged to expense	(7,063)	(1,161)	(8,395)	(1,757)

Foreclosed real estate, end of period	$14,683	$15,267	$14,683	$15,267

During the second quarter 2012, the Company sold foreclosed real estate properties with a carrying value at March 31, 2012 of $9.0 million for proceeds of $7.1 million resulting in writedowns net of any gains on sale totaling $1.9 million. In addition, writedowns of $4.9 million were recorded during the second quarter 2012 as a result of the receipt of updated appraisals on properties in the portfolio at June 30, 2012 and sales contracts expected to close in the third quarter 2012.

Subsequent to June 30, 2012, two properties with an aggregate net carrying amount of $934 thousand were sold resulting in net gains of $98 thousand. At July 23, 2012, four additional properties with an aggregate net carrying amount of $2.0 million at June 30, 2012 were under contract for sale to close in the third and fourth quarters 2012 at an anticipated $114 thousand gain.

10.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Transaction deposits	$486,013	$460,766
Money market deposits	128,527	145,649
Savings deposits	66,020	59,117
Time deposits $100,000 and greater	196,444	198,202
Time deposits less than $100,000	185,673	200,447

Total deposits	$1,062,677	$1,064,181

At June 30, 2012 and December 31, 2011, $469 thousand and $621 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at June 30, 2012 or December 31, 2011.

As more fully discussed in Note 21, Subsequent Event, deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million) at June 30, 2012.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Transaction deposit accounts	$9	$34	$20	$83
Money market deposit accounts	13	52	32	133
Savings deposit accounts	2	11	4	27
Time deposit accounts	1,315	2,427	2,676	4,957

Total interest expense on deposits	$1,339	$2,524	$2,732	$5,200

11.	Borrowings

Correspondent Bank Lines of Credit

At June 30, 2012, the Company had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes the Company’s line of credit funding utilization and availability at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Correspondent bank line of credit accomodations	$35,000	$35,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$35,000	$35,000

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

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $2.2 million at June 30, 2012 and $3.5 million at December 31, 2011.

During the second quarter 2012, the FHLB redeemed $1.3 million of excess FHLB stock from the Company at book value.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Available lendable loan collateral value pledged to serve against FHLB advances	$75,501	$66,690
Available lendable investment security collateral value pledged to serve against FHLB advances	—	15,410
Excess	75,501	82,100

At both June 30, 2012 and December 31, 2011, the Company had no outstanding advances from the FHLB.

Federal Reserve Discount Window

At June 30, 2012 and December 31, 2011, $6.6 million and $10.9 million of loans and securities, respectively, were pledged as collateral to cover the various Federal Reserve System services that are available for use by the Company. During the second quarter 2012, the Company was notified by the Federal Reserve that any future borrowings from the Federal Reserve Discount Window would be reinstated at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. From the first quarter 2010 through the second quarter 2012, the Company was only able to borrow from the Federal Reserve Discount Window at the secondary credit rate and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Company has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access such lines. The Federal Reserve has the discretion to deny approval of borrowing requests.

12.	Shareholders’ Equity

Common Shares

At June 30, 2012, the Company had 75,000,000 authorized shares of common stock of which 12,752,040 shares were issued and outstanding. As disclosed in Note 15, Equity Based Compensation, as of July 23, 2012 the Company has reserved a total of 428,125 shares for future issuance under various equity incentive plans. During the three months ended March 31, 2012, the Company awarded a total of 17,613 shares of restricted stock to directors as payment of their annual retainer. During the three months ended June 30, 2012, the Company awarded a total of 8,020 shares of restricted stock to certain employees (employees are commonly referred to by the Company as “teammates”) in recognition of performance.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. Under the terms of a Consent Order the Bank entered into with the FDIC and the State Board of Financial Institutions (the “State Board”) in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies.

13.	Income Taxes

For the three and six months ended June 30, 2012, the Company realized federal taxable net operating losses of $14.1 million and $11.9 million, respectively. As of June 30, 2012, the Company had remaining federal net operating loss carryforwards totaling $21.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $5.2 million will expire in 2031, and $11.9 million will expire in 2032.

As of June 30, 2012, net deferred tax assets, without regard to any valuation allowance, of $33.7 million are recorded in the Company’s Consolidated Balance Sheet. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax assets in December 2010. The Company’s ongoing analysis indicates that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at June 30, 2012.

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

Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of June 30, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of tax benefits related to the built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three and six months ended June 30, 2012, income tax provisions of $3.5 million and $4.0 million, respectively, were recorded to reflect an increase in the valuation allowance as a result of a decreased deferred tax liability on net unrealized gains in the Company’s investment securities portfolio.

14.	Employee Benefit Plans

401(k) Plan

During the three and six months ended June 30, 2011, the Company made matching contributions to the 401(k) plan totaling $84 thousand and $182 thousand, respectively. Effective January 1, 2012, the Company suspended its regular ongoing matching of teammate contributions and replaced it with a discretionary contribution based on attaining an appropriate level of profitability.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $5.1 million and $6.1 million at June 30, 2012 and December 31, 2011, respectively.

The fair value of plan assets totaled $14.0 million and $13.7 million at June 30, 2012 and December 31, 2011, respectively.

Cost of Defined Benefit Pension Plan. The following table summarizes the net periodic expense components for the Company’s defined benefit pension plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest cost	$234	$250	$490	$501
Expected return on plan assets	(276)	(296)	(579)	(570)
Amortization of net actuarial loss	222	197	466	394

Net periodic pension expense	$180	$151	$377	$325

As a result of the Company’s decision to curtail the plan effective January 1, 2008, no costs relative to service costs have been necessary since that date as teammates no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio of less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the IRS based on the 24 month average of bond yields), the Company’s plan was 75% funded immediately prior to making the additional contribution and, as a result, in March 2012, the Company contributed $1.0 million to the pension plan. This contribution increased the Company’s asset to liability ratio to meet the 80% threshold level. During January 2012, the Company made its final employer contributions for the 2011 plan year in the amount of $94 thousand. Through June 30, 2012, the Company has made employer contributions in the amount of $163 thousand for the 2012 plan year and anticipates additional employer contributions in the amount of $489 thousand will be made for the 2012 plan year during the remainder of 2012 and first quarter 2013.

Key Man Life Insurance

The Company has fully funded life insurance policies on certain former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both June 30, 2012 and December 31, 2011, the cash surrender value of such policies totaled $1.6 million.

15.	Equity Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016. Of these, 12,703 stock option awards remained outstanding at June 30, 2012 with exercise prices ranging from $80.00 to $121.60 per share. All stock option awards granted have a vesting term of five years and an exercise period of ten years. The Board determined the terms of the options on the grant date. The option exercise price was at least 100% of fair value of the Company’s common stock as of the grant date. Options granted to teammates were incentive stock options, while options granted to non-teammates were nonqualified stock options.

The Company estimates the grant date fair value of stock options granted using the Black-Scholes option-pricing model. The estimated grant-date fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, the level of risk-free interest rates, dividend yields, and expected option term.

The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2010	30,003	$91.72
Forfeited	—	—

Outstanding at March 31, 2011	30,003	91.72
Forfeited	—	—

Outstanding at June 30, 2011	30,003	91.72
Forfeited	1,800	106.40

Outstanding at September 30, 2011	28,203	90.79
Forfeited	9,500	85.16

Outstanding at December 31, 2011	18,703	93.65
Forfeited	6,000	93.20

Outstanding at March 31, 2012	12,703	93.86
Forfeited	—	—

Outstanding at June 30, 2012	12,703	$93.86

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at June 30, 2012.

	Options outstanding and exercisable
Exercise price or range of exercise prices	Number of stock options outstanding and exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$ 80.00	5,503	0.50	$80.00
$93.20 to $106.40	2,500	1.60	94.52
$109.20 to $121.60	4,700	3.54	109.73

Total	12,703	1.84	93.86

At June 30, 2012 and December 31, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense. The compensation expense for stock options charged against pretax loss during the three and six months ended June 30, 2011 was less than $1 thousand for both periods. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. All compensation expense relative to grants under the 1997 Plan had been recognized as of December 31, 2011. As such, there was no compensation expense relative to grants under the 1997 Plan during the three and six months ended June 30, 2012.

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

	Shares of restricted stock	Weighted- average grant date fair value
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00
2012 Grants	(17,613)	5.11

Remaining shares available for issuance at June 30, 2012	13,193

Of the 49,307 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 34,578 shares had been met as of June 30, 2012.

During the first quarter 2012, 17,613 shares of restricted stock with a total fair value of $90 thousand were granted to the non-management members of the Board of Directors of the Company as compensation for their annual Board retainers. Prior to 2011, restricted stock granted to directors under the 2008 Plan generally had a five-year vesting period. Beginning in 2011, with the exception of annual retainer grants that vest immediately, restricted stock granted to directors under the 2008 Plan generally had a three-year vesting period designed to coincide with director service terms. Beginning in 2012, restricted stock awards to directors upon initial appointment and reelection to the Board will continue to be granted with vesting periods to coincide with director service terms but have been changed to require a director to purchase shares of the Company’s common stock on the open market to be eligible to receive a matching grant of restricted stock awards. The matching grants at initial appointment and reelection are capped at an economic value of $10 thousand.

Restricted stock awards to teammates under the 2008 Plan are generally subject to a five year vesting period.

Compensation Expense. The value of the restricted stock awarded is established as the fair value of the stock at the time of the grant. The Company measures compensation expense for restricted stock awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The following table summarizes compensation expense charged against pretax loss for the periods indicated for the 2008 Plan (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Compensation expense	$72	$57	$232	$219
Income tax benefit	—	—	—	—

Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At June 30, 2012, based on restricted stock awards outstanding at that time, the total pretax compensation expense related to unvested restricted stock awards granted under the 2008 Plan but not yet recognized was $512 thousand. This expense is expected to be recognized through 2016.

2011 Stock Incentive Plan

The 2011 Stock Incentive Plan (the “2011 Plan”) was approved by shareholders at the 2011 Annual Meeting of Shareholders and allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with a strike price at or above the fair market value per share of the Company’s common stock on the date of grant.

Under the 2011 Plan, the Board, at its discretion, determines the amount of equity awards to be granted, the vesting conditions, type of award and any other terms and conditions. No option will be exercisable more than 10 years after the date of grant. Generally, the recipient will have the right to receive dividends, if any, with respect to any shares of restricted stock granted, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance. The following table summarizes the 2011 Plan stock option and restricted stock activity for the periods indicated.

	Total shares	Shares of restricted stock	Weighted- average grant date fair value	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	(473,002)	89,751	$10.48	383,251	$10.51
2012 Grants	(8,020)	8,020	6.50	—	—

Remaining shares available for issuance at June 30, 2012	18,978

During the second quarter 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to both future performance and service conditions and, assuming these conditions are met, will vest in from 2015 to 2017. Total compensation expense of $52 thousand associated with these awards is expected to be recognized through May 2017.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at June 30, 2012. No options were exercisable under the 2011 Plan at June 30, 2012.

	Options outstanding
Exercise price	Number of stock options outstanding at June 30, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$10.40	312,501	8.87	$10.40
$11.00	70,750	9.03	11.00

Total	383,251	8.90	10.51

At June 30, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense. The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions. The following table summarizes compensation expense for the 2011 plan charged against pretax loss for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Compensation expense	$190	$81	$380	$81
Income tax benefit	—	—	—	—

Compensation expense is adjusted to reflect awards forfeited prior to vesting. At June 30, 2012, based on awards outstanding at that time, the total pretax compensation expense related to unvested equity awards granted under the 2011 Plan but not yet recognized was $2.1 million. This expense is expected to be recognized through 2017.

16.	Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	12,638,160	12,616,887	12,637,990	12,490,833
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding - diluted	12,638,160	12,616,887	12,637,990	12,490,833

Per Share Data
Net loss - basic	$(0.57)	$(0.76)	$(0.61)	$(1.25)
Net loss - diluted	(0.57)	(0.76)	(0.61)	(1.25)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net loss per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three and six months ended June 30, 2012 and 2011 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods. Since the Company does not have any preferred shares outstanding, there is no difference between net loss and net loss available to common shareholders for the periods presented.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at June 30, 2012 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$52,380
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	4,687
Commercial real estate, other construction loan, and land development loan commitments	31,102
Commercial and industrial loan commitments	17,433
Overdraft protection line commitments	26,947
Other	9,538

Total commitments to extend credit	$142,087

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future payments related to letters of credit was $2.7 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively.

The reserve for unfunded commitments at June 30, 2012 and December 31, 2011 was $196 thousand and $378 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Mortgage loan commitments that we originate are for mortgage loans that are generally sold in the secondary market upon origination and are, therefore, short-term in nature. The commitments to originate mortgage loans that are intended to be sold are accounted for as freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. For additional disclosure regarding these loan commitments and freestanding derivatives, see Note 18, Derivative Financial Instruments and Hedging Activities.

Loan Participations

With regard to loan participations, the Company serves as the lead bank and is therefore responsible for certain administration and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at June 30, 2012 (in thousands).

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$299,292	$77,823	$4,943	$59	$382,117

As described in Note 21, Subsequent Event, on July 1, 2012 the Bank completed the sale of two branches, one of which was a leased facility under a lease agreement with a term through September 2015. While the lease has been assigned to the purchaser of the branches as of July 1, 2012, the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $143 thousand.

There have been no other significant changes in future real property operating lease obligations as reported in our 2011 Annual Report on Form 10-K except as otherwise noted within this Quarterly Report on Form 10-Q.

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

18.	Derivative Financial Instruments and Hedging Activities

At June 30, 2012 and December 31, 2011, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to be issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking in the Consolidated Statements of Income (Loss).

At June 30, 2012, commitments to originate conforming loans totaled $16.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $436 thousand. At December 31, 2011, commitments to originate conforming loans totaled $10.7 million. At December 31, 2011, these derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $365 thousand. The net change in derivative loan commitment fair values during the three months ended June 30, 2012 and 2011 resulted in net derivative loan commitment income of $23 thousand and net derivative loan commitment expense of $82 thousand, respectively. The net change in derivative loan commitment fair values during the six months ended June 30, 2012 and 2011 resulted in net derivative loan commitment income of $71 thousand and net derivative loan commitment expense $23 thousand, respectively.

Forward sales commitments totaled $13.4 million at June 30, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $293 thousand. Forward sales commitments totaled $8.0 million at December 31, 2011. At December 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $116 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $25 thousand. The net change in forward sales commitment fair values during the three months ended June 30, 2012 and 2011 resulted in income of $142 thousand and $11 thousand, respectively. The net change in forward sales commitment fair values during the six months ended June 30, 2012 and 2011, resulted in income of $202 thousand and expense of $64 thousand, respectively.

19.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$13,553	$—	$13,553
Collateralized mortgage obligations	10,469	132,258	—	142,727
Other mortgage-backed (federal agencies)	45,098	12,059	—	57,157
SBA loan-backed (federal agency)	33,963	—	—	33,963
Derivative financial instruments	—	729	—	729

Total assets measured at fair value on a recurring basis	$89,530	$158,599	$—	$248,129

Liabilities
Derivative financial instruments	$—	$—	$—	$—

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$120,965	$—	$120,965
Collateralized mortgage obligations	—	118,949	—	118,949
Other mortgage-backed (federal agencies)	—	21,078	—	21,078
Derivative financial instruments	—	481	—	481

Total assets measured at fair value on a recurring basis	$—	$261,473	$—	$261,473

Liabilities
Derivative financial instruments	$—	$25	$—	$25

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that were reflected in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,789	$—	$3,789
Other loans held for sale	7,508	6,938	—	14,446
Impaired loans in gross loans	4,655	15,797	440	20,892
Foreclosed real estate and repossessed personal property	2,268	9,386	3,091	14,745
Long-lived assets held for sale	—	681	921	1,602

Total assets measured at fair value on a nonrecurring basis	$14,431	$36,591	$4,452	$55,474

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,648	$—	$3,648
Other loans held for sale	—	12,857	1,321	14,178
Impaired loans in gross loans	—	36,314	7,111	43,425
Foreclosed real estate and repossessed personal property	3,491	2,266	22,067	27,824
Long-lived assets held for sale	—	—	1,603	1,603

Total assets measured at fair value on a nonrecurring basis	$3,491	$55,085	$32,102	$90,678

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. At June 30, 2012 and December 31, 2011, the fair value of a majority of the total impaired loans was estimated based on the fair value of the underlying collateral, which is considered a Level 2 fair value estimate. Certain impaired loans under binding contracts to be sold at June 30, 2012 were valued based on the contracted sales price, which are considered Level 1 fair value estimates. We generally obtain third-party “as-is” appraisals on collateral securing impaired loans at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12 month period. For the term that the loan remains classified as impaired, we obtain updated appraisals annually. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the estimated fair value of the impaired loan is classified as Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosures in the table above.

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

Long-Lived Assets Held for Sale. Nonrecurring fair value adjustments on long-lived assets held for sale reflect impairment writedowns. Appraisals are used to determine impairment, and these appraisals may require significant adjustments to market-based valuation inputs due to lack of recent comparable sales or the age of the appraisal. As a result, the assets subjected to significant adjustments to market-based valuation inputs are typically classified as Level 3 due to the fact that unobservable inputs are significant to the fair value measurement.

The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2012 (in thousands).

	Fair value at June 30, 2012
		Valuation technique	Significant unobservable inputs
Assets
Impaired loans in gross loans	$440	Internal assessment of collateral value	Adjustments to appraisals for recent comparable sales
Foreclosed real estate and repossessed personal property	3,091	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales
Long-lived assets held for sale	921	Internal valuation	Appraisals and/or sales of comparable properties

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

	Carrying amount	Fair value
June 30, 2012
Financial instruments - assets
Loans (1)	$684,816	$689,735
Financial instruments - liabilities
Deposits	1,062,677	1,065,175

December 31, 2012
Financial instruments - assets
Loans (1)	$704,537	$715,288
Financial instruments - liabilities
Deposits	1,064,181	1,069,792

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price.

20.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at June 30, 2012 and December 31, 2011. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory well-capitalized minimum ratio of 5.00%.

Since June 30, 2012, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2012
Total capital to risk-weighted assets
Company	$108,903	13.52%	$64,458	8.00%	n/a	n/a
Bank	108,722	13.49	64,457	8.00	$80,571	10.00%
Tier 1 capital to risk-weighted assets
Company	98,728	12.25	32,229	4.00	n/a	n/a
Bank	98,547	12.23	32,229	4.00	48,343	6.00
Tier 1 leverage ratio
Company	98,728	8.16	48,414	4.00	n/a	n/a
Bank	98,547	8.14	48,414	4.00	60,517	5.00

At December 31, 2011
Total capital to risk-weighted assets
Company	$116,864	13.49%	$69,280	8.00%	n/a	n/a
Bank	115,985	13.39	69,285	8.00	$86,607	10.00%
Tier 1 capital to risk-weighted assets
Company	105,852	12.22	34,640	4.00	n/a	n/a
Bank	104,972	12.12	34,643	4.00	51,964	6.00
Tier 1 leverage ratio
Company	105,852	8.59	49,270	4.00	n/a	n/a
Bank	104,972	8.52	49,271	4.00	61,589	5.00

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

The Bank intends to take all actions necessary to comply with the requirements of the Consent Order, and, as of the date hereof, we have submitted all documentation required to the Supervisory Authorities. We believe we are currently in compliance with all requirements of the Consider Order. However, the determination of our compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that the Bank is in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

21.	Subsequent Event

On July 1, 2012 the Bank consummated the sale of its Rock Hill and Blacksburg, South Carolina branches. The agreement to sell these branches was originally entered into on January 27, 2012. The branch sale is a part of Company’s plans to reduce the Bank’s branch network through sale or consolidation into existing branches, which was announced in December 2011. In connection with the consummation of the sale, the Bank sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. The Company recorded a gain on sale of the branches, net of transaction costs, of $568 thousand, which will be recognized in the third quarter 2012. As part of the settlement of the sale, the Company made a cash payment to the purchaser on July 2, 2012 of $31.6 million, representing the excess of deposits and other liabilities assumed by the purchaser over the carrying value of loans and other assets sold, and the deposit premium received.

Land and the related building, leasehold improvements and furniture and equipment associated with the two branches being sold are included in long-lived assets held for sale at June 30, 2012. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

The following table summarizes the primary noncash balance sheet amounts relative to the branches under contract for sale at June 30, 2012 (in thousands).

Assets
Other loans held for sale	$7,508
Long-lived assets held for sale	681
Liabilities
Transaction deposits	$12,641
Money market deposits	3,550
Savings deposits	2,141
Time deposits	22,763

Total deposits	$41,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, “the Company”, “we”, “us”, or “our” refers to Palmetto Bancshares, Inc. and our subsidiary, The Palmetto Bank, except where the context indicates otherwise.

The following discussion and analysis presents the more significant factors impacting our financial condition as of June 30, 2012 and results of operations and cash flows for the three and six months ended June 30, 2012. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ended December 31, 2012 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

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

•	Greater than expected losses could occur as a result of higher credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,

•	Greater than expected losses could occur if we make additional strategic decisions to sell problems loans and foreclosed assets at discounted prices to accelerate the resolution of our problem assets,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale the remainder of our other loans held for sale at values equal to or greater than the currently recorded loan balances avoiding additional writedowns,

•	Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums,

•	Our ability to comply with the Consent Order and potential regulatory actions if we fail to comply,

•

Results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets,

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

•

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, deterioration in credit quality,

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

•	Adverse changes in asset quality and resulting credit related losses and expenses,

•	The value of our stock price including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets, and / or

•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of local, national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced extended volatility and disruption. During the first half of 2012, economic conditions, while slow by historical standards and still fluctuating on a day to day basis, have shown general signs of stabilization. However, as a result of United States (“U.S.”) government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System, it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with U.S. GAAP. This report discusses both GAAP net income (loss) and pretax operating earnings excluding credit-related items and certain special items, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period- to-period comparisons. Although we believe these non-GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit costs and certain special items when assessing our performance.

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data) (unaudited).

	At and for the three months ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
STATEMENTS OF INCOME (LOSS)
Interest income	$11,422	$12,025	$12,761	$13,215	$13,145
Interest expense	1,339	1,394	1,868	2,267	2,555

Net interest income	10,083	10,631	10,893	10,948	10,590

Provision for loan losses	8,450	2,700	2,000	5,600	7,400

Net interest income after provision for loan losses	1,633	7,931	8,893	5,348	3,190

Noninterest income	13,963	3,930	3,796	4,300	3,758
Noninterest expense	19,234	11,931	15,141	16,472	17,708

Net loss before provision (benefit) for income taxes	(3,638)	(70)	(2,452)	(6,824)	(10,760)
Provision (benefit) for income taxes	3,511	517	(170)	(1,355)	(1,191)

Net loss	$(7,149)	$(587)	$(2,282)	$(5,469)	$(9,569)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$(0.57)	$(0.05)	$(0.18)	$(0.43)	$(0.76)
Diluted	(0.57)	(0.05)	(0.18)	(0.43)	(0.76)
Cash dividends per common share	—	—	—	—	—
Book value per common share	7.04	8.04	8.13	8.28	8.51
Outstanding common shares	12,752,040	12,744,020	12,726,388	12,726,399	12,726,891
Weighted average common shares outstanding - basic	12,638,160	12,637,819	12,618,092	12,618,092	12,616,887
Weighted average common shares outstanding - diluted	12,638,160	12,637,819	12,618,092	12,618,092	12,616,887
PERIOD-END BALANCES
Assets	$1,180,960	$1,214,161	$1,203,152	$1,248,511	$1,271,060
Investment securities available for sale, at fair value	247,400	269,841	260,992	277,605	280,816
Total loans	742,221	779,231	791,384	817,691	821,197
Deposits and retail repurchase agreements	1,080,937	1,100,614	1,088,039	1,132,321	1,151,252
FHLB borrowings	—	—	—	—	—
Shareholders’ equity	89,772	102,400	103,482	105,369	108,364
AVERAGE BALANCES
Assets	$1,196,597	$1,206,452	$1,230,344	$1,270,576	$1,323,812
Interest-earning assets	1,137,919	1,151,889	1,184,407	1,229,478	1,278,946
Investment securities available for sale, at fair value	250,903	262,812	270,006	279,781	280,259
Total loans	762,890	780,653	806,801	825,528	825,601
Deposits and retail repurchase agreements	1,083,126	1,088,767	1,112,828	1,150,491	1,193,740
Other short-term borrowings	25	47	20	12	11
FHLB borrowings	—	—	—	—	2,527
Shareholders’ equity	103,174	106,008	106,657	109,581	116,494
SELECT PERFORMANCE RATIOS
Return on average assets	(2.40)%	(0.20)%	(0.74)%	(1.71)%	(2.90)%
Return on average shareholders’ equity	(27.87)	(2.23)	(8.49)	(19.80)	(32.95)
Net interest margin	3.56	3.71	3.65	3.53	3.32
CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.62%	8.79%	8.67%	8.62%	8.80%
Shareholders’ equity as a percentage of assets	7.60	8.43	8.60	8.44	8.53
Tier 1 risk-based capital	12.25	12.31	12.22	12.26	12.83
Total risk-based capital	13.52	13.58	13.49	13.53	14.10
Tier 1 leverage	8.16	8.75	8.59	8.48	8.54
ASSET QUALITY INFORMATION
Allowance for loan losses	$18,278	$23,388	$25,596	$26,900	$26,981
Nonaccrual loans	24,176	45,544	53,028	75,007	71,739
Nonperforming assets	38,921	72,333	80,852	89,858	87,073
Net loans charged-off	13,560	4,908	3,304	5,681	7,373
Allowance for loan losses as a percentage of gross loans	2.52%	3.07%	3.31%	3.43%	3.50%
Nonaccrual loans as a percentage of gross loans, other loans held for sale and foreclosed assets	3.21	5.67	6.50	9.04	8.58
Nonperforming assets as a percentage of assets	3.30	5.96	6.72	7.20	6.85
Net loans charged-off as a percentage of average gross loans	7.29	2.58	1.68	2.90	3.86
OTHER DATA
Number of full service branches	27	27	29	29	29
Number of full-time equivalent employees	322.5	338.5	351.5	358.0	378.5

Executive Summary of Second Quarter 2012 Financial Results

Context for the Three and Six Months Ended June 30, 2012 and the Company

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

In 2008, the Company executed its management succession plan, and in early 2009 the Board of Directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened in 2009 and the Company began incurring significant credit losses, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan in June 2009 to address all areas of the Company with a primary emphasis on aggressively resolving the Company’s asset quality issues.

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

•

Significant stress on the banking industry (nationally and internationally) resulting in governmental financial assistance to many financial institutions, extensive regulatory and congressional scrutiny and new comprehensive reform legislation including yet to be determined regulations which will be adopted as a result,

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

•

An increase in the number of European Union member governments seeking financial assistance and implementation of austerity measures that could limit global growth and create further headwinds limiting domestic economic improvement,

•	Elevated levels of unemployment nationally and in our local markets, which have shown signs of improvement but for which uncertainty continues about whether the trend will continue to improve, and

•	Depressed residential housing market and commercial real estate values.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009, growing total assets 57% during that period which resulted in the Company reaching a natural “maturity/life cycle hump.” Common challenges associated with this stage of our life cycle include:

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

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational changes resulted in the delineation of our Commercial banking business in August 2009 and our Wealth Management business in October 2010. In addition, the Company hired a new Chief Credit Officer in July 2009, hired a new Retail Banking Executive in October 2010, hired a new Chief Financial Officer in November 2010, hired a new Chief Information Officer in May 2011, appointed a new Commercial Banking Executive in June 2011, and appointed a new interim Wealth Management Executive in January 2012.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s. Asset quality challenges, which were the primary cause of net losses incurred in those periods, have continued through 2012.

•

Increased regulatory scrutiny given declining asset quality, financial results and capital position, which resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in June 2010.

•

Market disruption from mergers and acquisitions in our market, including through FDIC-assisted transactions, with our previous largest two competitors in terms of deposit market share being acquired by large, out-of-market banks. In addition, smaller community banks in our market have also been acquired by out-of-state banks.

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually large and more complex loans originated during 2004 through 2008 as well as intentional reduction in the amount wholesale funding and higher priced certificates of deposit used to fund loan growth during that period. Loans (including other loans held for sale) decreased $417.9 million from March 31, 2009 (peak quarter-end loans) to June 30, 2012. Borrowings and certificates of deposits also decreased $347.8 million from June 30, 2009 (peak quarter-end borrowings and time deposits) to June 30, 2012.

In light of the above, in 2009 management and the Board of Directors reacted quickly and defined three strategic initiatives, which are continually being refined and are currently summarized as follows:

Component		Primary Emphasis	Time Horizon
Strategic Project Plan	• •

Manage through the extended recession and volatile economic environment, and

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
•

Listing of our common stock on the NASDAQ stock Market in 2011 and expected evolution into a more national retail investor base and resulting increased scrutiny by analysts and others in the investment community.

Bank of the Future	•	Increasing the franchise value of The Palmetto Bank through our “value creation strategy,”	Two to five years
•

Improving the “client experience” from the external perspective of prospects and clients, including refining our products, services and distribution channels to meet their expectations including significant technology upgrades planned for 2012,

•

Adapting to the rapidly changing financial services landscape including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income and higher compliance costs, and

	•	Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions upon exit from the Consent Order.

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors has focused a tremendous amount of time and effort on addressing all three initiatives since 2009 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank.” While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been and continues to be centered on managing through the impacts of the extended recession to position the Company to return to profitability and to achieve sustained positive financial results once the economy begins to recover.

We consummated a Private Placement in October 2010 and subsequent follow-on offering in January 2011 in which we received $113.9 million of gross proceeds from the sale of common stock. The Private Placement was a significant step forward in the implementation of these strategic initiatives and resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned us from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention and new client acquisition. The trend in our financial results has generally improved since consummation of the Private Placement.

As summarized in more detail below, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, beginning in 2011, we have been more focused on resolving problem assets, including through strategic bulk sales at discounted prices, and repositioning the balance sheet to utilize our excess cash more effectively to improve our net interest margin. This included investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit accounts (“CDs”). We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, selling or consolidating branches that do not fit with our strategic direction, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go to market” strategies with relevant products and services and marketing plans by business.

As further discussed in Strategic Project Plan below, in light of additional negative economic developments in August 2011 and to further reduce operating expenses, in the third quarter 2011 we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. To the extent such negative economic conditions remain and the current interest rate environment and regulatory restrictions pressure revenue growth, we continue to evaluate the strategic actions necessary to accelerate our return to profitability, which may include additional expense reductions or other initiatives.

Second Quarter 2012 Strategic Actions

During the second quarter 2012, we also made strategic decisions to sell various problem assets at discounted prices to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. As a result, we entered into contracts to sell selected classified loans (which include loans classified as “substandard” or “doubtful” as defined by our Lending Policy) and foreclosed real estate with carrying values at March 31, 2012, before any allowance for loan losses, of $33.4 million and $11.8 million, respectively. Classified loan sales totaling $28.0 million were consummated during the second quarter with the remaining scheduled to close during the third quarter 2012. Foreclosed real estate sales totaling $9.0 million were consummated during the second quarter with an additional $2.8 million closed or scheduled to close during the third quarter 2012. Of the problem asset sales contracts entered into during the second quarter, $23.9 million were sold through a bulk sale while the remaining assets were sold individually through the Bank’s normal problem asset resolution efforts.

In the aggregate, contracts to sell selected problem assets entered into during the second quarter resulted in charge-offs of $11.7 million, writedowns on other loans held for sale of $2.2 million and net writedowns on foreclosed real estate totaling $2.2 million.

The decision to sell these problem assets at discounted prices was part of our previously disclosed strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through the avoidance of potential future writedowns and reduction in the related carrying costs. The sales of these problem assets are also expected to result in greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

The following table summarizes the impact of these sales contracts on credit quality indicators at time of sale based on March 31, 2012 carrying values (in thousands).

	Loans, gross	Other loans held for sale	Foreclosed real estate	Total
Classified assets - Closed second quarter	$21,742	$6,219	$9,000	$36,961
Classified assets - Closing third quarter	5,424	—	2,766	8,190

Total classified assets	$27,166	$6,219	$11,766	$45,151

Nonperforming assets - Closed second quarter	$15,220	$4,096	$9,000	$28,316
Nonperforming assets - Closing third quarter	3,203	—	2,766	5,969

Total nonperforming assets	$18,423	$4,096	$11,766	$34,285

Troubled debt restructurings (included in nonperforming assets) - Closed second quarter	$10,936	$—	$—	$10,936
Troubled debt restructurings (performing) - Closed second quarter	3,192	2,123	—	5,315

Total troubled debt restructurings	$14,128	$2,123	$—	$16,251

In addition, during the second quarter 2012, the Bank realized gains of $9.9 million on the sale of $142.0 million in book value of investment securities. The sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses described above and the resulting impact on regulatory capital. The proceeds from these sales are expected to be reinvested in investment securities by the end of the third quarter 2012.

In addition to the asset sales noted above, effective July 1, 2012 the Company consummated the sale of our Rock Hill and Blacksburg branches which will further reduce our ongoing operating costs.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and continues to remain at an elevated level higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers was severe. In addition, our financial results in 2009 through the second quarter 2012 were significantly impacted by the following in comparison to our historical financial results:

•

Provision for loan losses totaling $11.2 million in the first six months of 2012 and $20.5 million, $47.1 million and $73.4 million in 2011, 2010 and 2009, respectively, compared to $5.6 million in 2008,

•	Loss on other loans held for sale totaling $2.5 million in the first six months of 2012 and $8.1 million and $7.6 million 2011 and 2010, respectively, compared to none in 2009 and 2008,

•

Net loss from writedowns, expenses, operations, and sales of foreclosed real estate totaling $8.3 million in the first six months of 2012 and $7.5 million, $11.7 million and $3.2 million in 2011, 2010 and 2009, respectively, compared to $516 thousand in 2008,

•

Foregone interest of $1.0 million in the first six months of 2012 and $3.0 million, $4.7 million and $3.7 million in 2011, 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.3%, 2.61%, 2.75% and 4.75%, respectively,

•

Higher FDIC deposit insurance assessments totaling $1.1 million in the first six months of 2012 and $3.0 million, $4.5 million and $3.3 million in 2011, 2010 and 2009, respectively, compared to $786 thousand in 2008, due to industry-wide increases in general assessment rates, our voluntary participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”), our capital classification being below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009,

•	Goodwill impairment totaling $3.7 million in 2010,

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009,

•

One-time expenses of $13 thousand in the second quarter 2012, $328 thousand in the first quarter 2012 and $343 thousand in the fourth quarter 2011 for severance and retention payments, asset impairment charges and other related costs associated primarily with the reduction in our branch network and the outsourcing of our check processing function announced in the fourth quarter 2011, and

•

Full valuation allowance recorded against our net deferred tax asset beginning in December 2010 and continuing through June 2012 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the first six months of 2012 and the years ended December 31, 2011 and 2010.

On an annualized basis, in total, the above events reduced the Company’s pretax annualized earnings by $42.3 million during the six months ended June 30, 2012 and $35.6 million, $72.3 million and $76.7 million during the years ended December 31, 2011, 2010 and 2009, respectively, compared to 2008. In addition, the valuation allowance recorded against the net deferred tax asset significantly limited our ability to recognize a tax benefit associated with our loss for the six months ended June 30, 2012 and the year ended December 31, 2011 and increased our net loss by $20.5 million in 2010.

As summarized below, as a result of the execution of our Strategic Project Plan, our pretax operating earnings excluding credit-related items and certain special items (non-GAAP measure) have improved following the consummation of the Private Placement (in thousands):

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net loss (GAAP)	$(6,080)	$(9,569)	$(5,469)	$(2,282)	$(587)	$(7,149)

Less: (Provision) benefit for income taxes	(52)	1,191	1,355	170	(517)	(3,511)

Less: Credit-related items
Provision for loan losses	(5,500)	(7,400)	(5,600)	(2,000)	(2,700)	(8,450)
Loan workout expenses (1)	(19)	(453)	(436)	(747)	(229)	(158)
Foreclosed real estate writedowns and expenses	(833)	(1,504)	(3,029)	(2,104)	(1,368)	(6,966)
Loss on other loans held for sale	(1,151)	(3,797)	(2,080)	(1,091)	(128)	(2,406)

Total credit-related items	(7,503)	(13,154)	(11,145)	(5,942)	(4,425)	(17,980)

Less: Special items
One-time expenses (primarily branch network reduction and check processing outsourcing)	—	—	—	(343)	(328)	(13)
Investment securities gains, net	—	56	—	101	—	9,859

Total special items	—	56	—	(242)	(328)	9,846

Income before income taxes, credit-related and special items (Non-GAAP)	$1,475	$2,338	$4,321	$3,732	$4,683	$4,496

(1)	Prior to the second quarter 2011, a portion of these costs were included in provision for loan losses; beginning in May 2011 these costs were included in loan workout expenses.

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

These credit challenges resulted in a significant increase in the level of nonperforming assets which peaked at March 31, 2010. During the second quarter 2012, the migration of loans into nonaccrual status totaled $3.5 million compared to a quarterly average of $18.7 million over the past 13 quarters. Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $5.4 million during the six months ended June 30, 2012.

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

While still at a historically elevated level, classified assets declined $44.3 million, or 29.7%, from March 31, 2012 and 60.2% from March 31, 2010 (peak quarter-end classified assets). In addition, nonperforming assets declined $33.4 million, or 46.2%, from March 31, 2012 and 72.6% from their peak at March 31, 2010. The decline during the second quarter 2012 was primarily a result of problem asset sales described above.

The decision to aggressively reduce problem assets through asset sales is part of our Strategic Project Plan designed to accelerate the Bank’s return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying and other costs incurred to resolve the problem assets and protect the collateral value. We believe the improvement in credit quality metrics resulting from these asset sales and the positive financial impact of the strategic decisions resulting from the Company-wide project initiated during the third quarter 2011 to align the Company’s infrastructure and expense base with the Company’s current balance sheet size and the underlying revenue generating capacity of the franchise, will result in continued improvement to both our operating earnings and reported earnings going forward. We currently expect to return to quarterly profitability in 2012.

Regulatory Developments

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	We believe we are currently in compliance with this provision of the Consent Order.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the Supervisory Authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we are currently in compliance with this provision of the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we are currently in compliance with this provision of the Consent Order.

Notify the Supervisory Authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we are currently in compliance with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we are currently in compliance with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful” or “Special Mention.”	We believe we are currently in compliance with this provision of the Consent Order.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we are currently in compliance with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we are currently in compliance with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are continuing to work to reduce our concentrations in commercial real estate.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we are currently in compliance with this provision of the Consent Order.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figures with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan and coordination of the Bank’s loan, investment and operating policies and budget and profit planning with the funds management policy.	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding and asset liability management.	We believe we are currently in compliance with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we are currently in compliance with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we are currently in compliance with this provision of the Consent Order. Prior to and at June 30, 2012, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we are currently in compliance with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we are currently in compliance with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we are currently in compliance with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we are currently in compliance with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

The Bank intends to take all actions necessary to comply with the requirements of the Consent Order, and as of the date hereof we have submitted all documentation required to the Supervisory Authorities. We believe we are currently in compliance with all requirements of the Consider Order. However, the determination of our compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that the Bank is in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

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

In December 2011, we announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches. In January 2012, the Bank entered into an agreement to sell the Rock Hill and Blacksburg branches. The sale resulted in a gain, net of transaction costs, of $568 thousand that will be recognized in the third quarter 2012. Under terms of the transaction, which closed on July 1, 2012, the acquirer purchased the real estate, equipment, substantially all of the loans and certain other assets, and assumed the deposits and lease obligations associated with these two branches. The Bank also consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. These branch consolidations will result in larger branches in Laurens and Greenwood, and we believe these consolidations will create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions us to focus on and invest in our core markets in the Upstate. Nevertheless, we may experience increased runoff of loan and deposit balances from accounts associated with these branches as a result of our decision to consolidate these branch locations.

Primarily as a result of the actions related to the branch network, outsourcing of certain operational functions and attrition during 2011 for which the positions were not replaced, we experienced an overall 23% reduction in headcount from the peak of 420 at December 31, 2008 to June 30, 2012. Also, in addition to reductions in compensation and benefits previously communicated in our annual proxy statements, we executed a number of additional actions to reduce our compensation and benefits expense in 2012. The branch, headcount and compensation and benefit reductions are part of the Company’s proactive strategic plans to align further its infrastructure and expense base with its current balance sheet size, scope of business activities and underlying revenue generating capacity.

Additionally, sales of problem assets, including the sales during the second quarter 2012, are part of our strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. The sales of these problem assets are also expected to result in greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

We cannot predict the ongoing impact of the recession given its length and severity. However, it is our expectation that our hard work, the eventual improvement in the economy and the real estate markets will help our clients and us weather this storm and return to profitability.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008, accelerated during 2009 and 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. While asset quality measures remain at historically sub-par levels, such measures have generally improved in 2011 and 2012. Actions taken and being taken with regard to our credit quality plan include, among other things:

•

We obtained detailed loan reviews of our loan portfolio in 2009 through 2012. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors,

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral,

•	We increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations,

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

•

We are actively marketing problem assets for sale and have made strategic decisions to sell selected problem assets at discounts, including the bulk sale of problem assets during the second quarter 2012,

•

In addition to the loans included in other loans held for sale related to the sale of our Rock Hill and Blacksburg branches, we are continuing our efforts to market and sell the remaining other loans held for sale, which consist of three loans with a net carrying value of $6.9 million.

Credit quality indicators generally showed continued stabilization during the first six months of 2012 as we experienced more stabilized loan migrations to nonaccrual status, lower loss severity on individual problem assets and a significant reduction in nonperforming assets through June 30, 2012. We continue to monitor our loan portfolio and foreclosed assets very carefully and are continually working to reduce our problem assets.

Liquidity. In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan includes, among other things:

•	Implementing proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, we have reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for FHLB, Federal Reserve and other secured borrowings. We obtained a line of credit from a correspondent bank totaling $25 million in April 2011 and a $5 million secured line of credit from another correspondent bank in October 2011. Additionally, beginning in June 2011, our borrowing capacity from the FHLB was increased to 15% of total assets. During the second quarter 2012, we were notified by the Federal Reserve that any future borrowings from the Federal Reserve Discount Window will be at the primary credit rate,

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

Capital. At June 30, 2012, as a result of the consummation of the Private Placement in October 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter 2009,

•	Reduced our loan portfolio (including other loans held for sale) by $417.9 million and total assets by $221.2 million since the peak at March 31, 2009,

•

Monitored the amount and pricing of time deposit renewals to manage the level of cash balances that are included in our total assets, the level of which influences the amount of leverage capital that must be maintained,

•	Evaluated other capital saving alternatives such as branch and asset sales and reducing outstanding credit commitments,

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

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At June 30, 2012, loans aggregating $188.8 million had interest rate floors of which $149.8 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is becoming more difficult to originate loans with floors in the current environment. Beginning in 2010 and continuing into 2012, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash to prepay all of our FHLB advances and allowed higher priced certificates of deposit accounts at rates above current market rates to roll off the balance sheet as they matured. Certificates of deposits have decreased $224.1 million from June 30, 2009 (peak quarter-end certificates of deposits) to June 30, 2012.

•

We have been revisiting our fee structures and introducing new fees to help recover costs incurred to provide services in the new reality that has evolved as a result of the economic downturn, ongoing government oversight and consumer criticism. Recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government has resulted in, and may continue to result in, legislation limiting the amount and type of fees charged to consumers by the banking industry. The impact of legislation limiting opportunities for fee income is further exacerbated by the fact that historically, to attract clients and lower cost deposits, banks have provided services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as internet banking and bill payment service, were provided to clients free of charge. As a result, many banking organizations are changing their business strategies including revisiting their fee structures and introducing new fees. We continue to evaluate our fee structure related to all of our products and services.

•

In addition to these fee structure changes, we are evaluating additional sources of noninterest income. For example, in March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income from service charges and debit card transactions. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees, implemented new deposit account fees and increased our Trust fees in April and August 2011. In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts for service charge waivers and began re-implementing service charges for a number of clients beginning in the first quarter 2012. During the first quarter 2012, we hired a dedicated lender with significant experience in the origination and sale of Small Business Administration loans to provide an additional source of revenue.

•

In the second quarter 2012, we entered into contracts to sell a significant portion of our problem assets as part of our strategic efforts to aggressively reduce problem assets and, therefore, accelerate the our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. To offset a portion of the credit losses incurred during the second quarter 2012 and the resulting impact on regulatory capital, during the second quarter 2012, we realized gains of $9.9 million on the sale of $142.0 million in book value of investment securities.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other opportunities for additional reductions. As of June 30, 2012, we have performed process improvement reviews of all significant areas of the Company and have implemented a significant number of recommendations to improve our operating efficiency. In the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount from the peak of 420 at December 31, 2008. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million compared to 2011 earnings. The positive impact of these actions was partially offset by $343 thousand of charges recorded in the fourth quarter 2011, $328 thousand of charges recorded in the first quarter 2012 and $13 thousand of charges recorded in the second quarter 2012 reflecting severance and retention, asset impairments and other costs related to these actions. The outsourcing of certain operational functions was completed during the second quarter 2012. As of March 30, 2012, two branches were consolidated with existing locations. The remaining two branches were sold on July 1, 2012, which is the completion of the final strategic action previously announced in December 2011 as part of the Plan.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on the evaluation to date, we sold two product lines during 2010. In March 2010, we sold our merchant services business and entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”) related to our merchant services. Similarly, in December 2010, we sold our credit card portfolio and entered into a joint marketing agreement with Elan Financial Services, Inc.

Summary

In summary, during the first six months of 2012, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general. However, in spite of these external challenges, we have made substantial progress with regard to the execution of the Strategic Project Plan.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality, reducing problem assets, earnings improvements and garnering increased market share due to the market disruption in our markets, will accelerate our return to profitability. As of June 30, 2012, we have substantially completed the strategic initiatives under the Plan, including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, and focusing on expense reductions. As a result, beginning in the third quarter 2012 we believe our earning will be more stable and predictable going forward. Our quarterly operating earnings since consummation of the Private Placement in October 2010 have improved, and we believe that we may return to quarterly profitability during 2012. However, as disclosed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

Overall, with the completion of the strategic initiatives summarized above, we are now transitioning our focus from addressing the significant issues of the past few years to our forward-looking value creation strategy, with particular focus on the client experience. Going forward, our strategic decisions and ongoing investments will be determined from the perspective of: are they improving the client experience and are they contributing incremental value to The Palmetto Bank franchise?

Critical Accounting Policies and Estimates

Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some accounting policies require the use of estimates and assumptions that may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, other loans held for sale and the related valuation allowance, mortgage-servicing rights portfolio, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments were determined to be critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K.

Financial Condition

For the past several years, we have realigned our organizational structure and began the process of more specifically delineating our businesses. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2012	December 31, 2011	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$152,363	$102,952	$49,411	48.0%

Total cash and cash equivalents	152,363	102,952	49,411	48.0

FHLB stock, at cost	2,184	3,502	(1,318)	(37.6)
Investment securities available for sale, at fair value	247,400	260,992	(13,592)	(5.2)
Mortgage loans held for sale	3,789	3,648	141	3.9
Other loans held for sale	14,446	14,178	268	1.9

Loans, gross	723,986	773,558	(49,572)	(6.4)
Less: allowance for loan losses	(18,278)	(25,596)	7,318	(28.6)

Loans, net	705,708	747,962	(42,254)	(5.6)

Premises and equipment, net	24,974	25,804	(830)	(3.2)
Accrued interest receivable	3,902	5,196	(1,294)	(24.9)
Foreclosed real estate	14,683	27,663	(12,980)	(46.9)
Other	11,511	11,255	256	2.3

Total assets	$1,180,960	$1,203,152	$(22,192)	(1.8)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$178,669	$155,406	$23,263	15.0%
Interest-bearing	884,008	908,775	(24,767)	(2.7)

Total deposits	1,062,677	1,064,181	(1,504)	(0.1)

Retail repurchase agreements	18,260	23,858	(5,598)	(23.5)
Accrued interest payable	517	554	(37)	(6.7)
Other	9,734	11,077	(1,343)	(12.1)

Total liabilities	1,091,188	1,099,670	(8,482)	(0.8)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	127	—	—
Capital surplus	142,845	142,233	612	0.4
Accumulated deficit	(44,244)	(36,508)	(7,736)	21.2
Accumulated other comprehensive loss, net of tax	(8,956)	(2,370)	(6,586)	277.9

Total shareholders’ equity	89,772	103,482	(13,710)	(13.2)

Total liabilities and shareholders’ equity	$1,180,960	$1,203,152	$(22,192)	(1.8)%

As disclosed above, in December 2011, the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. The consolidation of two of these branches was completed on March 30, 2012 and the sale of the remaining two branches was consummated on July 1, 2012.

Land and the related building, leasehold improvements and furniture and equipment associated with the two branches being sold were included in long-lived assets held for sale at June 30, 2012. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets. In addition, at June 30, 2012, $7.5 million of loans associated with the two branches being sold were reflected in Other loans held for sale in the Consolidated Balance Sheets.

Upon consummation of the branch sales, we made a cash payment of $31.6 million to the purchaser to consummate the sale, representing the excess of deposits transferred to the acquirer over the assets purchased and the premium paid on deposits.

Cash and Cash Equivalents

Cash and cash equivalents increased by $49.4 million at June 30, 2012 from December 31, 2011 primarily as a result of proceeds from sales of investment securities and problem assets during the second quarter 2012 that had not yet been redeployed at June 30, 2012.

Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in October 2010, we began redeploying this cash by investing in investment securities, prepaying FHLB advances and not pursuing retention of higher priced certificate of deposit accounts that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in quarterly increases in our net interest margin to 3.56% in the second first quarter 2012 compared to 2.69% in the fourth quarter 2010. Our net interest margin declined during the second quarter 2012 to 3.56% primarily as a result of selling $142.0 million in investment securities with a book yield of 3.4% and reinvesting $148.8 of the proceeds into investment securities during the second quarter with a yield of 2.3% as well as a reduction in loan yields due to the continued low interest rate environment.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card and public fund agreements totaled $703 thousand at June 30, 2012 and December 31, 2011.

Investment Activities

During the first quarter 2012, due to rising deposit balances and a reduction in loans, we invested additional excess cash balances in investment securities in order to obtain a more favorable yield while still maintaining adequate liquidity.

During the second quarter 2012, we realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities as part of a strategic decision to realize unrealized gains on the investment securities portfolio to offset a portion of the credit losses and the resulting impact on regulatory capital resulting from the sale of problem assets during the quarter. A portion of the proceeds from these sales were reinvested during the quarter in investment securities. We intend to reinvest an additional $23.6 million during the third quarter 2012. The following table summarizes the amortized cost, net proceeds, net realized gains and book yield of investment securities available for sale sold during the second quarter 2012 (dollars in thousands).

	Amortized cost	Net proceeds	Realized gains, net	Book yield
State and municipal	$97,883	$105,748	$7,865	3.2%
Collateralized mortgage obligations	28,913	30,169	1,256	2.9
Other mortgage-backed (federal agencies)	15,208	15,946	738	4.6

Total investment securities available for sale sold	$142,004	$151,863	$9,859	3.4%

The following table summarizes the purchase price and yields of investment securities available for sale purchased during the second quarter 2012 primarily as a result of the reinvestment of sale proceeds (dollars in thousands).

	Purchase price	Yield
State and municipal	$1,095	2.0%
Collateralized mortgage obligations	62,458	2.0
Other mortgage-backed (federal agencies)	50,760	3.1
SBA loan-backed (federal agency)	34,504	1.5

Total investment securities available for sale purchased	$148,817	2.3%

As evidenced in the tables above, the securities sold had higher yields than the securities purchased which will decrease our interest income going forward.

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

	June 30, 2012			December 31, 2011
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
State and municipal	$13,162	$13,553	5.5%	$113,079	$120,965	46.3%
Collateralized mortgage obligations	142,900	142,727	57.7	117,129	118,949	45.6
Other mortgage-backed (federal agencies)	57,047	57,157	23.1	20,022	21,078	8.1
SBA loan-backed (federal agency)	34,143	33,963	13.7	—	—	—

Total investment securities available for sale	$247,252	$247,400	100.0%	$250,230	$260,992	100.0%

Average balances of investment securities available for sale were $250.9 million and $258.2 million for the three and six months ended June 30, 2012, respectively, compared to $280.3 million and $255.9 million for the three and six months ended June 30, 2011, respectively.

The fair value of the investment securities available for sale portfolio represented 20.9% of total assets at June 30, 2012 and 21.7% of total assets at December 31, 2011.

Maturities. The following table summarizes the amortized cost of investment securities available for sale at June 30, 2012 by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Amortized cost	Book yield
State and municipal
In one year or less	$4,787	3.4%
After 1 through 5 years	7,281	3.5
After 5 through 10 years	1,094	1.9
After 10 years	—	—

Total state and municipal	$13,162	3.4%

Collateralized mortgage obligations	142,900	1.2

Other mortgage-backed (federal agencies)	57,047	3.0

SBA loan-backed (federal agency)	34,143	1.8

Total investment securities available for sale	$247,252	1.8%

The weighted average duration of investment securities available for sale was 4.9 years, based on expected prepayment activity, at June 30, 2012. Since 95% of the portfolio, based on fair value, consists of collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers generally have the right to prepay obligations before the underlying loans mature.

Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at June 30, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$92,563	$92,476	103.0%
Fannie Mae	22,915	23,003	25.6%
Ginnie Mae	27,422	27,248	30.4%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at June 30, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$14,747	$14,789	16.5%
Ginnie Mae	36,428	36,515	40.7%

We had no investments in state and municipal investment securities issued by specific states that individually exceeded 10% of shareholders’ equity at June 30, 2012.

Lending Activities

During the second quarter 2012, through our normal problem loan resolution efforts and through a bulk loan sale, we entered into contracts to sell selected classified loans with carrying values at March 31, 2012, before any allowance for loan losses, of $33.4 million, $28.0 million of which closed during the second quarter 2012. $20.6 million of the loans sold during the second quarter were classified as gross loans at March 31, 2012 and, at the time the decision was made to sell the loans, were transferred to other loans held for sale. In the aggregate, contracts to sell selected classified loans entered into the second quarter resulted in charge-offs of $11.7 million and writedowns on other loans held for sale of $2.2 million. For additional disclosure related to the sale of other loans held for sale, see Note 5, Other Loans Held for Sale and Valuation Allowance.

In addition to the loan sales noted above, during the second quarter 2012 we transferred $7.5 million of gross loans to other loans held for sale in connection with the sale of its Rock Hill and Blacksburg branches, which closed on July 1, 2012. For disclosure related to the sale of these two branches see Note 21, Subsequent Event.

General. Gross loans continue to be the largest component of our assets. During the second quarter 2012, gross loans declined $49.6 million as a result of transfers to other loans held for sale, repayments, foreclosures, charge-offs and sales outpacing new loan originations due to limited loan demand from credit-worthy clients. Additions to gross loans during the six months ended June 30, 2012 also included the transfer of a performing loan totaling $1.3 million into gross loans from other loans held for sale as our intention to sell this loan changed. Reductions in gross loans during the six months ended June 30, 2012 included the transfer of properties totaling $2.3 million to Foreclosed real estate, the transfer of loans totaling $19.7 million into other loans held for sale in connection with the sales of problem assets and loan charge-offs totaling $18.5 million. These reductions were offset partially by the transfer of loans from other loans held for sale totaling $1.3 million during the period.

Prior to the Private Placement in October 2010, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Overall, the demand for new loans from credit-worthy borrowers is generally weak, although we have experienced some sporadic increase in loan origination activity during the year in certain products. However, it is too soon to know whether such origination activity is indicative of a continuing trend.

Other Loans Held for Sale. Other loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the three months ended June 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at March 31, 2012	$17,258	$2,555

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	9,739	—
Writedowns on other loans held for sale included in valuation allowance, net	—	97

Total additions	17,247	97

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,336	—
Other loans held for sale transferred to gross loans	—	—
Direct writedowns on other loans held for sale	2,309	—
Net paydowns	44	—

Total reductions	18,281	874

Balance at June 30, 2012	$16,224	$1,778

Writedowns on other loans held for sale during the second quarter 2012 totaled $2.4 million of which $2.2 million were the result of sales of other loans held for sale during the period.

During the second quarter 2012, we also transferred gross loans to other loans held for sale at their estimated fair value of $7.5 million in connection with the sale of our Rock Hill and Blacksburg branches, which closed on July 1, 2012.

The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the six months ended June 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	12,214	—
Writedowns on other loans held for sale included in valuation allowance, net	—	100

Total additions	19,722	100

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	70	—

Total reductions	20,237	883

Balance at June 30, 2012	$16,224	$1,778

During the six months ended June 30, 2012, three loans held for sale with a carrying value of $1.8 million at time of transfer were transferred to foreclosed real estate and one performing loan held for sale with a carrying value of $1.3 million was transferred at recorded fair value to gross loans as our intention with respect to this loan changed based on positive changes in the repayment status of this loan subsequent to its modification.

Other loans held for sale at June 30, 2012 include $7.5 million of loans associated with the branch sales that were consummated on July 1, 2012 and three commercial real estate loans with a net carrying value of $6.9 million that are continuing to be marketed for sale.

Loan Composition. In the tables below, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the methodology used by us to develop and document our allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$451,764	61.2%	$492,754	62.6%
Single-family residential	175,335	23.7	185,504	23.5
Commercial and industrial	49,763	6.7	49,381	6.3
Consumer	52,044	7.1	52,771	6.7
Other	9,526	1.3	7,326	0.9

Total loans	$738,432	100.0%	$787,736	100.0%

Less: other loans held for sale	(14,446)		(14,178)

Loans, gross	$723,986		$773,558

Mortgage loans serviced for the benefit of others amounted to $393.4 million and $397.5 million at June 30, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$10,176	70.4%	$14,178	100.0%
Single-family residential	2,298	15.9	—	—
Commercial and industrial	910	6.3	—	—
Consumer	228	1.6	—	—
Other	834	5.8	—	—

Total loans	$14,446	100.0%	$14,178	100.0%

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At June 30, 2012 and December 31, 2011, $198.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $75.5 million and $66.7 million, respectively, were available as lendable collateral.

At June 30, 2012 and December 31, 2011, $3.6 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations. Since 2009, we have increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, our loan workout plans have and have had a particular focus on reducing our concentrations in these segments. Loan workout plans included the sale of classified loans during the second quarter 2012, which resulted in a reduction in such concentrations.

At June 30, 2012, commercial real estate loans, categorized by FDIC code, comprised 61.2% of gross loans and other loans held for sale and 415.5% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Asset Quality. Given the negative credit quality trends that began in 2008, accelerated during 2009 and 2010, we have performed extensive analysis of our nonconsumer loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews have currently identified 57 individual loans that have resulted in $97.6 million (52%) of the $188.1 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed assets recorded in the past 13 quarters.

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

While asset quality measures remain at historically sub-par levels, such measures have generally improved in 2011 and 2012.

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

•

Loan Policy: amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to clients for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines,

•

Credit Administration: hired a new Chief Credit Officer in 2009 who brings over 25 years of credit administration, loan review and credit policy experience to the Company, formed a centralized Credit Analysis department and hired an additional Credit Administration executive. In the third quarter 2011, we reassigned a retail branch team member to centralize credit scoring / underwriting for small business loans,

•

Special Assets: engaged two external workout consultants (who have since completed their engagements), reassigned a commercial lender to this department and hired experienced special assets professionals. This department is currently comprised of four people (down from a high of seven people) who have been focused exclusively on accelerated resolution of our problem assets, and

•

Training: conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, Small Business Administration programs and credit underwriting.

Nonperforming Assets. Through June 30, 2012, nonperforming assets decreased $41.9 million from December 31, 2011, or 51.9%, and $33.4 million from March 31, 2012, or 46.2%, representing a total decline of 72.6% from the peak at March 31, 2010.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	June 30, 2012	December 31, 2011
Commercial real estate
Construction, land development and other land loans	$12,645	$27,085
Nonfarm nonresidential	4,070	14,870

	16,715	41,955
Single-family residential
Single-family real estate, revolving, open end loans	891	843
Single-family real estate, closed end, first lien	4,786	7,957
Single-family real estate, closed end, junior lien	317	471

	5,994	9,271

Commercial and industrial	1,085	1,313

Credit cards	32	16

All other consumer	340	473

Farmland	10	—

Total nonaccrual loans	24,176	53,028

Foreclosed real estate	14,683	27,663
Repossessed personal property	62	161

Total foreclosed real estate and repossessed personal property	14,745	27,824

Total nonperforming assets	$38,921	$80,852
Less: nonaccrual other loans held for sale	(2,113)	(5,812)

Adjusted nonperforming assets	$36,808	$75,040

Troubled debt restructurings included in nonaccrual loans above	$70	$9,276
Loans*	738,432	787,736
Total assets	1,180,960	1,203,152
Total nonaccrual loans as a percentage of:
loans* and foreclosed real estate and personal property	3.21%	6.50%
total assets	2.05	4.41
Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	5.17%	9.91%
total assets	3.30	6.72

*	includes gross loans and other loans held for sale

A loan is to be reported as a nonaccrual loan if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal or interest is not expected or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between with the borrower. Loans may also be placed in nonaccrual status if we determine that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

During the second quarter 2012, the migration of loans into nonaccrual status totaled $3.5 million compared to a quarterly average of $18.7 million over the past 13 quarters. The migration of loans into nonaccrual status during the second quarter included one loan with a carrying balance of $2.0 million that is under contract for sale to close in the third quarter 2012.

Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $5.4 million during the six months ended June 30, 2012. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Six loans with a balance greater than $1 million comprised approximately 38% of our nonaccrual loans at June 30, 2012, of which two loans having a carrying balance totaling $3.3 million are under contract for sale and expected to close in the third quarter 2012. The following table summarizes the composition of these loans by collateral type (dollars in thousands).

	Total nonaccrual loans > $1 million	% of total nonaccrual loans
Residential / residential lots / golf course development	$7,168	30%
Real estate for commercial use	2,000	8

Total nonaccrual loans > $1 million secured by commercial real estate	$9,168	38%

Additionally, four of these loans (77% of our nonaccrual loans at June 30, 2012) were purchased participations and out-of-market loans.

Additional interest income of $437 thousand and $850 thousand would have been reported during the three and six months ended June 30, 2012, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC classification code, at June 30, 2012 (in thousands).

Construction, land development, and other land	$13,285
Single-family residential	167
Nonfarm nonresidential	1,231

Total foreclosed real estate	$14,683

Two properties greater than $1 million comprised approximately 56% of our foreclosed real estate portfolio at June 30, 2012. Of these properties, 86% were residential lots and 14% were warehouse and industrial properties.

Foreclosed real estate at June 30, 2012 includes one asset in the amount of $7.1 million which consists of undeveloped residential lots in one particular community located in Upstate South Carolina. The Company is developing a marketing plan to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third-party “as-is” appraisals on foreclosed real estate at the time it is classified as such, if a recent appraisal has not been obtained within the most recent 12 month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing and recent appraisals indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the uncertain current economic environment.

The following table summarizes changes in the foreclosed real estate portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
Foreclosed real estate, beginning of period	$26,701	$16,244	$27,663	$19,983
Plus: New foreclosed real estate	1,885	1,648	4,161	5,412
Less: Proceeds from sale of foreclosed real estate	(7,142)	(1,469)	(9,064)	(8,457)
Plus: Gain on sale of foreclosed real estate	302	5	318	86
Less: Writedowns and losses charged to expense	(7,063)	(1,161)	(8,395)	(1,757)

Foreclosed real estate, end of period	$14,683	$15,267	$14,683	$15,267

During the second quarter 2012, the Company sold foreclosed real estate properties with a carrying value at March 31, 2012 of $9.0 million for proceeds of $7.1 million resulting in writedowns net of any gains on sale totaling $1.9 million. In addition, writedowns of $4.9 million were recorded during the second quarter 2012 as a result of the receipt of updated appraisals on properties in the portfolio at June 30, 2012 and sales contracts expected to close in the third quarter 2012.

Subsequent to June 30, 2012, two properties with an aggregate net carrying amount of $934 thousand were sold resulting in net gains of $98 thousand. At July 23, 2012, four additional properties with an aggregate net carrying amount of $2.0 million at June 30, 2012 were under contract for sale to close in the third and fourth quarters 2012 at an anticipated $114 thousand gain.

We are actively addressing the elevated level of nonperforming assets and will continue aggressively working to resolve these issues as quickly as possible. However, given the nature of the projects related to such assets and the distressed real estate values, immediate resolution in all cases is not expected. Therefore, it is reasonable to expect that some elevated level of problem assets and associated costs may continue for future periods when compared to historical periods. The carrying values of these assets may require additional adjustment for further declines in estimated fair values.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan. Total troubled debt restructurings totaled $34.5 million and $55.1 million at June 30, 2012 and December 31, 2011, respectively.

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 and 2011 we restructured certain loans as A/B loan structures, and at June 30, 2012, we had four loans that had been legally split into separate loans. Cumulative net charge-offs of $2.7 million have been recorded on these loans, none which was charged-off in the three and six month periods ended June 30, 2012, respectively. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at June 30, 2012 were $7.3 million and $5.6 million, respectively. At June 30, 2012, the A and B loans for two of the four loans were accounted for as troubled debt restructures, neither of which were classified as held for sale.

Seven individual loans greater than $1 million comprised $26.8 million (78%) of our troubled debt restructurings, including those classified as other loans held for sale, at June 30, 2012. One of these loans experienced a term concession, three experienced rate and term concessions and three experienced a reduction in required principal. At June 30, 2012, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

Troubled debt restructurings may be removed from this status if both of the following conditions exist: (i) the restructuring agreement specifies an interest rate equal to or greater than the rate that the client was willing to accept at the time of the restructuring for a new loan with comparable risk and (ii) the loan is not impaired based on the terms specified by the restructuring agreement. The following table summarizes troubled debt restructurings removed from this classification for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Carrying balance	$3,665	$—	$5,887	$876
Count	16	—	18	1

Potential Problem Loans. Potential problem loans consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of June 30, 2012, total potential problem loans (loans classified as substandard and doubtful) totaled $67.1 million, of which $4.8 million were classified as other loans held for sale. As of June 30, 2012, total potential problem loans have decreased 54.5% from the peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses decreased to $18.3 million, or 2.52% of gross loans, at June 30, 2012, compared to $25.6 million, or 3.31% of gross loans, at December 31, 2011. The decreasing coverage percentage as compared to December 31, 2011 was primarily a function of a decrease in all categories of problem assets, including classified loans, nonaccrual loans, impaired loans, and troubled debt restructured loans, as well as a decrease in total loans held for investment. We have been actively deleveraging our commercial real estate portfolio since 2009.

Credit quality indicators generally showed continued stabilization in 2011 and into 2012 as we experienced reduced migration of loans to nonaccrual status and lower loss severity on individual problem assets. In addition, the classified loan sales completed in the second quarter 2012 significantly reduced the level of problem assets. If these credit quality indicators continue to stabilize and/or improve, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

While it appears that appraised values on commercial real estate may be starting to stabilize, we believe it is too soon to conclude that values have bottomed out. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated level compared to historical levels.

The June 30, 2012 allowance for loan losses and, therefore, indirectly, the provision for loan losses for the three and six months ended June 30, 2012, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment including within our geographic market,

•	The cumulative impact of the extended duration of this economic environment on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased 73.9% since June 30, 2009 (peak quarter-end real estate development loans),

•

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at June 30, 2012 which, while still at an elevated level, decreased 72.6% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 22.4% and 30.45%, respectively, from December 31, 2011 and 20.7% and 26.4%, respectively, from March 31, 2012 and have declined in each of the last nine quarters,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews, and

•	Our individual impaired loan analysis which identified:

•	Continued stress on borrowers given increasing lack of liquidity, limited bank financing and credit availability, and

•	Depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended June 30,		At and for the six months ended June 30,		At and for the year ended December 31,
	2012	2011	2012	2011	2011
Allowance for loan losses, beginning of period	$23,388	$26,954	$25,596	$26,934	$26,934
Provision for loan losses	8,450	7,400	11,150	12,900	20,500

Loans charged-off
Commercial real estate	11,470	6,296	15,221	10,441	16,532
Single-family residential	1,880	461	2,903	1,317	3,070
Commercial and industrial	228	474	302	909	1,572
Consumer	118	124	359	294	810
Other	158	210	319	393	848

Total loans charged-off	13,854	7,565	19,104	13,354	22,832
Recoveries
Commercial real estate	25	1	104	36	101
Single-family residential	29	2	74	52	56
Commercial and industrial	89	16	108	46	115
Consumer	45	40	106	96	146
Other	106	133	244	271	576

Total loans recovered	294	192	636	501	994

Net loans charged-off	13,560	7,373	18,468	12,853	21,838

Allowance for loan losses, end of period	$18,278	$26,981	$18,278	$26,981	$25,596

Average gross loans	$748,500	$765,727	$761,007	$772,507	$775,358
Total gross loans	723,986	770,841	723,986	770,841	773,558
Nonaccrual loans (1)	24,176	71,739	24,176	71,739	53,028
Net loans charged-off as a percentage of average gross loans	7.29%	3.86%	4.88%	3.36%	2.82%
Allowance for loan losses as a percentage of total gross loans	2.52	3.50	2.52	3.50	3.31
Allowance for loan losses as a percentage of nonaccrual loans	75.60	37.61	75.60	37.61	48.27

(1)	Includes $2.1 million, $5.8 million and $13.3 million of loans classified as other loans held for sale at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the three months ended June 30, 2012 and 2011 were $10.7 million and $6.8 million in gross loans charged-off, respectively, representing partial charge-offs on loans individually evaluated for impairment. Included within charge-offs for the six months ended June 30, 2012 and 2011 were $14.9 million and $11.1 million in gross loans charged-off, respectively, representing partial charge-offs on loans individually evaluated for impairment. Included within charge-offs for the year ended December 31, 2011 were $15.1 million in gross loans charged-off representing partial charge-offs on loans individually evaluated for impairment. The determination was made to take partial charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the loans to the fair value of the underlying collateral less estimated costs to sell which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on each individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At June 30, 2012, we had two loan relationships totaling $4.6 million with a Bank-funded interest reserve. Based on their performance, these loans are not considered impaired.

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

At June 30, 2012 and December 31, 2011, impaired loans totaled $52.0 million and $84.0 million, respectively, of which $34.5 million and $55.1 million, respectively, were considered troubled debt restructurings.

At June 30, 2012, $30.7 million of our loans evaluated individually for impairment including other loans held for sale were valued based on collateral value and $21.3 million were valued based on discounted future cash flows.

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

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the June 30, 2012 allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and changes in the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the six months ended June 30, 2012						At and for the year ended
	Commercial	Single-family	Commercial and				December 31, 2011
	real estate	residential	industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	9,643	1,649	(334)	114	78	11,150	20,500

Loan charge-offs	15,221	2,903	302	359	319	19,104	22,832
Loan recoveries	104	74	108	106	244	636	994

Net loans charged-off	15,117	2,829	194	253	75	18,468	21,838

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278	$25,596

Individually evaluated for impairment	$3,087	$158	$45	$5	$—	$3,295	$6,505
Collectively evaluated for impairment	9,465	3,150	1,289	1,065	14	14,983	19,091

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$40,299	$3,176	$1,518	$41	$—	$45,034	$69,791
Collectively evaluated for impairment	401,289	169,861	47,335	51,775	8,692	678,952	703,767

Total gross loans	$441,588	$173,037	$48,853	$51,816	$8,692	$723,986	$773,558

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

We believe that the allowance for loan losses at June 30, 2012 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to clients that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid.

In general, the improving trend in certain credit quality statistics related to our loan portfolio over recent quarters continued during the second quarter 2012, many of which were positively impacted by the sale of selected classified loans during the quarter. During the second quarter 2012, the migration of loans into nonaccrual status totaled $3.5 million (including one loan with a carrying balance of $2.0 million that is under contract for sale and scheduled to close in the third quarter 2012) compared to a quarterly average of $18.7 million over the past 13 quarters. Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $5.4 million during the six months ended June 30, 2012. Nonaccrual loans of $24.2 million at June 30, 2012 represent a 78.6% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations and cash flows.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased by $830 thousand (3.2%) during the six months ended June 30, 2012, while long-lived assets held for sale remained unchanged during the same period.

As of June 30, 2012, we provided commercial and consumer banking through 27 branches. On July 1, 2012, we completed the sale of two branches, reducing our number of branch locations to 25. For additional disclosure regarding the impact of this sale, see Overview. Additionally, the Bank maintains a separate leased brokerage office location in Greenville County.

The Company is currently marketing for sale two vacant bank-owned branch facilities, one of which was the result of a branch consolidated on March 30, 2012, and a vacant parcel of land with a total aggregate net book value of $920 thousand at June 30, 2012 which are included in Other assets in the Consolidated Balance Sheets.

At June 30, 2012, we also had 29 ATMs and six limited service branches located in retirement centers in the Upstate. During the first quarter 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location as an upgrade to an existing ATM. The ATM network was further decreased by two on July 1, 2012 as a result of the two sold branches. Of the 29 automatic teller machines at June 30, 2012, two were remote nonbranch locations.

Deferred Tax Asset, net

For the three and six months ended June 30, 2012, we realized federal taxable net operating losses of $14.1 million and $11.9 million, respectively. As of June 30, 2012, the Company had remaining federal net operating loss carryforwards totaling $21.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $5.2 million will expire in 2031, and $11.9 million will expire in 2032.

As of June 30, 2012, net deferred tax assets, without regard to any valuation allowance, of $33.7 million are recorded in our Consolidated Balance Sheet. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on our projections of future taxable income over the next three years, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, we initially recorded a valuation allowance against the net deferred tax assets in December 2010. Our ongoing analysis indicates that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at June 30, 2012.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, we were was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within 5 years of the change in control are subject to potential limitation, which for us is October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of June 30, 2012, we currently estimate that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, we currently estimate that $8.0 million to $9.0 million of tax benefits related to the built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three and six months ended June 30, 2012, income tax provisions of $3.5 million and $4.0 million, respectively, were recorded to reflect an increase in the valuation allowance as a result of a decreased deferred tax liability on net unrealized gains in our investment securities portfolio.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at June 30, 2012 and December 31, 2011, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing of such a reversal is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	June 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$178,669	16.8%	$155,406	14.6%
Interest-bearing transaction deposit accounts	307,344	28.9	305,360	28.7

Transaction deposit accounts	486,013	45.7	460,766	43.3

Money market deposit accounts	128,527	12.1	145,649	13.7
Savings deposit accounts	66,020	6.2	59,117	5.5
Time deposit accounts	382,117	36.0	398,649	37.5

Total deposits	$1,062,677	100.0%	$1,064,181	100.0%

Deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million at June 30, 2012 (including time deposits of $22.8 million).

In March 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. These accounts combine traditional banking and nonbanking features and are expected to be a source of both additional deposits and noninterest income resulting primarily from service charges or debit card transactions.

The MyPal checking account includes a monthly fee that may be reduced to zero based on monthly debit card usage, a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the accountholders for items such as airfare, car rental and hotel and savings at a variety of national and local retailers and entertainment companies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) places limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a client uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to provide coverage for fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. While we have not experienced a significant impact, the results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the potential negative impact on our interchange fees, the Dodd Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes in 2011. Changes included a cap of $192 in overdraft fees per day (which corresponds to six overdraft transactions), implementation of a $1 deminimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50 and a reduction of the number of free foreign ATM transactions on our MyPal account from five per month to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

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

At June 30, 2012, deposit accounts as a percentage of liabilities were 97.4% compared with 96.8% at December 31, 2011. Interest-bearing deposits decreased $24.8 million during the six months ended June, 2012 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $23.3 million during the same period primarily as a result of focused efforts to grow core deposits, seasonal increases in balances, clients taking advantage of the added benefit of unlimited FDIC coverage given the low interest rate environment and the migration of new clients as a result market disruption. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

The Dodd Frank Act also permanently raised the current standard maximum deposit insurance amount to $250 thousand. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As a result of the Dodd Frank Act, all institutions were required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There is not a separate assessment for this coverage as there was for the Transaction Account Guarantee Program.

The table set forth below summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the three months ended June 30,						For the six months ended June 30,
	2012			2011			2012			2011
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$305,968	$9	0.01%	$295,636	$34	0.05%	$306,801	$20	0.01%	$295,707	$83	0.06%
Money market deposit accounts	133,393	13	0.04	145,525	52	0.14	139,169	32	0.05	143,792	133	0.19
Savings deposit accounts	64,869	2	0.01	56,550	11	0.08	63,187	4	0.01	54,176	27	0.10
Time deposit accounts	379,533	1,315	1.39	515,208	2,427	1.89	387,300	2,676	1.39	520,103	4,957	1.92

Total interest-bearing deposits	$883,763	$1,339	0.61%	$1,012,919	$2,524	1.00%	$896,457	$2,732	0.61%	$1,013,778	$5,200	1.03%

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 2.2% at December 31, 2011 to 1.7% at June 30, 2012. This decrease was due primarily to a decrease in retail repurchase agreements between the periods which constituted 100% of our borrowings at June 30, 2012 and December 31, 2011.

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

Correspondent Bank Lines of Credit. At June 30, 2012, we had access to two secured and one unsecured line of credit from correspondent banks. The following table summarizes our line of credit funding utilization and availability at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Correspondent bank line of credit accomodations	$35,000	$35,000
Utilized correspondent bank line of credit accomodations	—	—

Available correspondent bank line of credit accomodations	$35,000	$35,000

These correspondent bank lines of credit funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. We may borrow from the FHLB for terms up to three years and at amounts of up to 15% of our total assets, subject to availability of collateral.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	June 30, 2012	December 31, 2011
Available lendable loan collateral value pledged to serve against FHLB advances	$75,501	$66,690
Available lendable investment security collateral value pledged to serve against FHLB advances	—	15,410

Excess	$75,501	$82,100

At both June 30, 2012 and December 31, 2011, the Company had no outstanding advances from the FHLB.

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. Our maximum maturity for potential borrowings is overnight. From the first quarter 2010 through May 2012, the Company was only able to borrow from the Federal Reserve Discount Window at the secondary credit rate and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. As of June 30, 2012, we may borrow under the Federal Reserve primary credit facility.

Capital

At June 30, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2012	2011	2012	2011
Total shareholders’ equity	$89,772	$108,364	$89,772	$108,364
Average shareholders’ equity	103,174	116,494	105,158	118,258

Shareholders’ equity as a percentage of assets	7.60%	8.53%	7.60%	8.53%
Average shareholders’ equity as a percentage of average assets	8.62	8.80	8.70	8.94

Cash dividends per common share	$—	$—	$—	$—
Book value per common share	7.04	8.51	7.04	8.51
Dividend payout ratio	n/a	n/a	n/a	n/a

Dividends. In an effort to retain capital during this period of economic uncertainty, the Board of Directors reduced the quarterly dividend on our common stock for the first quarter 2009 and has not declared or paid a quarterly dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. Currently, we must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to our shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. However, under the terms of the Consent Order, the Bank is currently prohibited from paying dividends to the Company without the prior consent of its regulatory agencies. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations of the FDIC and others.

Basel III. Internationally, both the Basel Committee and the Financial Stability Board have committed to raise capital standards and liquidity buffers within the banking system through Basel III. On June 8, 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. The Federal Reserve has suggested a 90 day comment period for the NPRs. For additional disclosure regarding Basel III and other proposed capital requirements, see our 2011 Annual Report on Form 10-K.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

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

The balance of gross deferred income taxes at June 30, 2012 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition, Deferred Tax Asset, net, we recorded a valuation allowance for financial reporting purposes at December 31, 2010. Based on our evaluation of the deferred tax asset at June 30, 2012, we maintained a valuation allowance to fully offset our deferred tax asset at June 30, 2012. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At June 30, 2012, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of some of the deferred tax asset in regulatory capital in future periods and in an amount that may differ from the amount recognized in capital under GAAP.

Since June 30, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 20, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At June 30, 2012, we had authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. Authorized but unissued common shares totaled 62,247,960 at July 23, 2012. To date, we have not issued any shares of preferred stock.

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

Liquidity resources and balances at June 30, 2012, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

In June 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. See Executive Summary of Second Quarter 2012 Financial Results, Strategic Project Plan for disclosure regarding the liquidity plan.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as maturing CDs. In spite of these measures, cash and cash equivalents increased from December 31, 2011 to June 30, 2012. At June 30, 2012, the Company continued to maintain elevated cash levels pending the consummation of the sale of the two branches which closed on July 1, 2012 and use of cash to fund loan originations. In conjunction with the sale, on July 2, 2012, the Company made a cash payment of $31.6 million to the purchaser to effect the sale, representing the excess of deposits transferred to the acquirer over the assets purchased and the premium paid on deposits.

On March 30, 2012, we consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood. These branch consolidations resulted in larger branches in Laurens and Greenwood, and we believe these consolidations will create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions us to focus on and invest in our core markets in the Upstate. Nevertheless, we may experience increased run-off of loan and deposit balances from accounts associated with these branches as a result of our decision to consolidate these locations.

Cash Flow Needs

In the normal course of business, we enter into various transactions some of which, in accordance with GAAP, are not recorded in our Consolidated Balance Sheets. These transactions may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets, if any.

Our nonmortgage lending commitments and standby letters of credit do not meet the criteria to be accounted for at fair value since our commitment letters contain material adverse change clauses. Accordingly, we account for these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at June 30, 2012 was $196 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

Second Quarter 2012 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended June 30,		Dollar	Percent
	2012	2011	variance	variance
Interest income
Interest earned on cash and cash equivalents	$72	$112	$(40)	(35.7)%
Dividends received on FHLB stock	13	13	—	—
Interest earned on investment securities available for sale	1,312	1,909	(597)	(31.3)
Interest and fees earned on loans (1)	10,025	11,111	(1,086)	(9.8)

Total interest income	11,422	13,145	(1,723)	(13.1)
Interest expense
Interest paid on deposits	1,339	2,524	(1,185)	(46.9)
Interest paid on retail repurchase agreements	—	8	(8)	(100.0)
Interest paid on FHLB borrowings	—	23	(23)	(100.0)

Total interest expense	1,339	2,555	(1,216)	(47.6)

Net interest income	10,083	10,590	(507)	(4.8)

Provision for loan losses	8,450	7,400	1,050	14.2

Net interest income after provision for loan losses	1,633	3,190	(1,557)	(48.8)

Noninterest income
Service charges on deposit accounts, net	1,669	1,875	(206)	(11.0)
Fees for trust, investment management and brokerage services	870	842	28	3.3
Mortgage-banking	832	241	591	245.2
Automatic teller machine	248	256	(8)	(3.1)
Bankcard services	57	49	8	16.3
Investment securities gains, net	9,859	56	9,803	17,505.4
Other	428	439	(11)	(2.5)

Total noninterest income	13,963	3,758	10,205	271.6
Noninterest expense
Salaries and other personnel (1)	5,335	5,998	(663)	(11.1)
Occupancy	1,064	1,146	(82)	(7.2)
Furniture and equipment	834	930	(96)	(10.3)
Professional services	424	553	(129)	(23.3)
FDIC deposit insurance assessment	446	702	(256)	(36.5)
Marketing	374	520	(146)	(28.1)
Loan workout	158	453	(295)	(65.1)
Foreclosed real estate writedowns and expenses	6,966	1,504	5,462	363.2
Loss on other loans held for sale	2,406	3,797	(1,391)	(36.6)
Other	1,227	2,105	(878)	(41.7)

Total noninterest expense	19,234	17,708	1,526	8.6

Net loss before provision (benefit) for income taxes	(3,638)	(10,760)	7,122	(66.2)

Provision (benefit) for income taxes	3,511	(1,191)	4,702	(394.8)

Net loss	$(7,149)	$(9,569)	$2,420	(25.3)%

Common and per share data
Net loss - basic	$(0.57)	$(0.76)	$(0.19)	(25.4)%
Net loss - diluted	(0.57)	(0.76)	(0.19)	(25.4)
Cash dividends	—	—	—	—
Book value	7.04	8.51	(1.47)	(17.3)

Weighted average common shares outstanding - basic	12,638,160	12,616,887
Weighted average common shares outstanding - diluted	12,638,160	12,616,887

(1)	Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted interest and fees earned on loans and salaries and other personnel expense. The reclassification did not have any impact on net loss for any period.

Summary

Historically, our earnings were driven primarily by our net interest margin which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the reduction of 525 basis points in interest rates by the Federal Reserve in 2007 and 2008, a prolonged period of low rates and a general flattening of the yield curve, we have become much more focused on increasing our noninterest income and managing expenses.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. See Executive Summary of Second Quarter 2012 Financial Results, Strategic Project Plan, Earnings for a summary of actions taken with regard to the earnings component of the Strategic Project Plan.

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

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality and earnings improvements and garnering increased market share due to the market disruption in our markets, will accelerate our return to profitability. As of June 30, 2012, we have substantially completed the strategic initiatives under the Plan, including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, and focusing on expense reductions. As a result, beginning in the third quarter 2012 we believe our earnings will be more stable and predictable going forward. However, as disclosed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding when or if we will return to profitability.

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

During the second half of 2008 and continuing into 2012, the financial markets experienced significant volatility resulting from the continued fallout of the global economic downturn. A multitude of government initiatives, along with interest rate cuts and other monetary policy initiatives by the Federal Reserve, have been designed to improve liquidity for the distressed financial markets, stimulate the economy and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression as compared to historical results. Net interest margin compression would also be impacted by potential credit quality deterioration of assets and a change in the mix of interest-earning assets and interest-bearing liabilities toward lower spread products.

Net interest income totaled $10.1 million for the three months ended June 30, 2012 compared with $10.6 million for the three months ended June 30, 2011. Overall, net interest income for the three months ended June 30, 2012 was impacted by the following:

•

Reduction in interest rates by the Federal Reserve by 525 basis points throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment into 2012. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although recent competitive pressures are making the presence of such floors more difficult. At June 30, 2012, loans aggregating $188.8 million had interest rate floors of which $149.8 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the three months ended June 30, 2012 totaling $437 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $485 thousand for the three months ended June 30, 2012 when compared with investing these funds at the average yield of 2.09% on our investment securities since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we deployed a portion of our excess cash into investment securities and also prepaid all of our FHLB advances.

•

Reduction of $38.0 million in gross loans and other loans held for sale during the second quarter 2012 as repayments, foreclosures, charge-offs and sales outpaced new loan originations due to limited loan demand from credit-worthy clients. We are actively pursuing new loan originations and are keenly focused on generating additional loan growth going forward to borrowers with satisfactory credit and financial strength.

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

	For the three months ended June 30,
	2012			2011
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$121,440	$72	0.24%	$167,170	$112	0.27%
FHLB stock	2,686	13	1.95	5,916	13	0.88

Investment securities available for sale, taxable (1)	168,269	643	1.53	165,284	991	2.40
Investment securities available for sale, nontaxable (1)	82,634	669	3.24	114,975	918	3.19

Total investment securities available for sale	250,903	1,312	2.09	280,259	1,909	2.72

Loans (2)	762,890	10,025	5.29	825,601	11,111	5.40

Total interest-earning assets	1,137,919	11,422	4.03	1,278,946	13,145	4.12
Noninterest-earning assets
Cash and cash equivalents	9,531			11,460
Allowance for loan losses	(20,749)			(25,971)
Premises and equipment, net	24,925			27,957
Accrued interest receivable	4,232			4,778
Foreclosed real estate	22,458			15,948
Other	18,281			10,694

Total noninterest-earning assets	58,678			44,866

Total assets	$1,196,597			$1,323,812

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$305,968	$9	0.01%	$295,636	$34	0.05%
Money market deposit accounts	133,393	13	0.04	145,525	52	0.14
Savings deposit accounts	64,869	2	0.01	56,550	11	0.08
Time deposit accounts	379,533	1,315	1.39	515,208	2,427	1.89

Total interest-bearing deposits	883,763	1,339	0.61	1,012,919	2,524	1.00

Retail repurchase agreements	22,499	—	—	24,910	8	0.13
Other short-term borrowings	25	—	—	11	—	—
FHLB borrowings	—	—	—	2,527	23	3.65

Total interest-bearing liabilities	906,287	1,339	0.59	1,040,367	2,555	0.99
Noninterest-bearing liabilities
Noninterest-bearing deposits	176,864			155,911
Accrued interest payable	584			1,172
Other	9,688			9,868

Total noninterest-bearing liabilities	187,136			166,951

Total liabilities	1,093,423			1,207,318

Shareholders’ equity	103,174			116,494

Total liabilities and shareholders’ equity	$1,196,597			$1,323,812

NET INTEREST INCOME / NET INTEREST MARGIN		$10,083	3.56%		$10,590	3.32%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Federal Reserve has not changed the targeted federal funds interest rate since December 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and in 2011 began a program designed to reduce long-term interest rates resulting in a flattening of the yield curve. In March 2012, the Federal Reserve announced that the target fed funds rate would likely be held at current levels through late 2014.

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

	For the three months ended June 30, 2012 compared with the three months ended June 30, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(29)	$(11)	$(40)
Investment securities available for sale	(185)	(412)	(597)
Loans	(852)	(234)	(1,086)

Total interest income	$(1,066)	$(657)	$(1,723)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$1	$(26)	$(25)
Money market deposit accounts	(4)	(35)	(39)
Savings deposit accounts	3	(12)	(9)
Time deposit accounts	(557)	(555)	(1,112)

Total interest paid on deposits	(557)	(628)	(1,185)

Retail repurchase agreements	(1)	(7)	(8)
FHLB borrowings	(23)	—	(23)

Total interest expense	$(581)	$(635)	$(1,216)

Net interest income	$(485)	$(22)	$(507)

Provision for Loan Losses

Provision for loan losses increased from $7.4 million during the three months ended June 30, 2011 to $8.5 million for the three months ended June 30, 2012. Although the provision for loan losses was positively impacted by a decrease in specific reserves required on loans individually evaluated for impairment, a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been recently originated under our improved underwriting standards, a reduction in our problem loans and generally improving economic conditions, we recorded an increased provision for loan losses during the second quarter 2012 as a result of increased losses taken as a result of the classified loan sales recorded during the second quarter 2012. The level of the provision for loan losses may continue to remain volatile in 2012 and will be heavily influenced by the level of nonaccrual loans and troubled debt restructurings as well as real estate collateral values. See also Financial Condition, Lending Activities for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended June 30,
	2012	2011
Service charges on deposit accounts, net	$1,669	$1,875
Fees for trust, investment management and brokerage services	870	842
Mortgage-banking	832	241
Automatic teller machine	248	256
Bankcard services	57	49
Investment securities gains, net	9,859	56
Other	428	439

Total noninterest income	$13,963	$3,758

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.4% of average transaction deposit balances for the three months ended June 30, 2012 compared to 1.7% for the three months ended June 30, 2011. The decrease in service charges on deposit accounts of $206 thousand resulted from a reduction in the number of NSF items presented for payment and changes to our NSF fee structure designed to address restrictions imposed by legislative actions.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as internet banking and bill payment service, are now provided to clients free of charge. Consequently, opportunities to earn income from service charges for such services have become more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of service charges within the banking industry.

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

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services. The increase in this category during the second quarter 2012 compared with the second quarter 2011 was the result of a $61 thousand increase in trust and insurance fees offset by a decline in brokerage service fees of $33 thousand.

The increase is trust fees was impacted by modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing clients as well as an increase in average assets under management over the periods presented. The average market value of assets under management increased from $257.3 million during the second quarter 2011 to $267.9 million during the second quarter 2012. The market value of assets under management is impacted by market value changes in client balances as well as new business generated offset by accounts that transferred or settled during the year.

Brokerage income decreased during the three months ended June 30, 2012 when compared with the same period of 2011 primarily as a result of change in the mix and type of accounts under management during the year. The market value of brokerage assets under management increased slightly from $181.8 million at June 30, 2011 to $183.9 million at June 30, 2012. The positive impact of asset growth was offset during 2011 by the negative impact of market value changes in client balances as well as accounts that transferred between the periods compared.

Mortgage-Banking. Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $393.4 million and $397.5 million at June 30, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2012	2011
Mortgage-servicing fees	$250	$262
Gain on sale of mortgage loans held for sale	510	152
Mortgage-servicing rights portfolio amortization and impairment	(201)	(163)
Derivative loan commitment income (expense)	23	(82)
Forward sales commitment income	142	11
Other	108	61

Total mortgage-banking income	$832	$241

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.25%

Mortgage-banking income increased $591 thousand (245.2%) from the three months ended June 30, 2011 to the three months ended June 30, 2012. Gains on sales of mortgage loans increased approximately $358 thousand (235.5%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $38 thousand (23.3%) from the three months ended June 30, 2011 to the three months ended June 30, 2012. The increased gain on sale of mortgage loans was the result of higher volumes of loans sold and overall improved pricing on loan sales during the three months ended June 30, 2012. Mortgage loans held for sale originated during the three months ended June 30, 2012 and 2011 totaled $18.3 million and $5.5 million, respectively, while proceeds from sales over the same periods were $17.8 million and $5.1 million, respectively.

Derivative loan commitment income increased $105 thousand during the three months ended June 30, 2012 over the same period of 2011 while forward sales commitment income increased $131 thousand over the same period. Derivative loan commitment income and forward sales commitment income fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date.

Automatic Teller Machine. Automatic teller machine income decreased $8 thousand (3.1%) from the three months ended June 30, 2011 to the three months ended June 30, 2012. As part of our Plan, we evaluated the number, locations and functionality of our ATM fleet. In the third quarter 2011, we reduced our ATM fleet from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. All of the five ATMs that were terminated were redeployed as replacements of older model ATMs located at certain branches. During the first quarter 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location as an upgrade to an existing ATM. The decision to reduce our ATM fleet was driven in part by the significant cost of upgrading the ATMs to meet the requirements of the Americans with Disabilities Act by the required deadline in March 2012. We further reduced our ATM fleet by two as a result of the branch sales that were closed on July 1, 2012. As part of our focus on the client experience, we are currently in the process of upgrading two ATMs to accept deposits.

Bankcard Services. Bankcard services income increased $8 thousand (16.3%) from the three months ended June 30, 2011 to the three months ended June 30, 2012. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account we refer in addition to a share of the interest and interchange income on such accounts.

Investment Securities Gains, Net. During the second quarter 2012, we realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities. The sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets to various counterparties and the resulting impact on regulatory capital. The proceeds from these sales were reinvested in investment securities.

Other. Other noninterest income is primarily comprised of debit card income net of related expense. Other noninterest income declined $11 thousand over the three months ended June 30, 2011 as a result of slight declines in various miscellaneous consumer fees collected over the periods.

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009 through 2012 and are continuing to review other opportunities for additional reductions. Examples of reductions realized include:

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

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,

•	Reducing and eliminating officer perquisites in 2010 through 2012,

•	Outsourcing certain operational functions, and

•	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing.

With the assistance from a third party consulting firm, we also reviewed our retail banking network in 2010 and implemented process improvements and other recommendations that we believe are resulting in reduced expenses. With assistance from the same consulting firm, in 2010 and 2011 we performed a comprehensive review of our lending process that we believe is similarly resulting in efficiency improvements and cost savings. Savings have also been realized from more fully leveraging existing technology, implementing more advanced technology and other process improvements. To date, these expense reductions have been more than offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our higher level of nonperforming assets.

Additionally, in the third quarter 2011, we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise particularly in light of the recent negative developments in the overall national economy. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced our plans to reduce our branch network by four branches through sale or consolidation into existing branches. In addition to the branch reductions, we also took a number of additional steps in 2012 to accelerate our return to profitability such as:

•

Outsourcing of our check processing function in the second quarter 2012 to a third party provider that will result in a higher level of expertise and reduced risk, enhanced statement rendering capability and improved efficiency,

•	Increased internal audit co-sourcing which will allow us to take advantage of increased expertise and reduced costs,

•	Reinstitution of a Company-wide salary freeze effective March 1, 2012,

•	Suspension of the Company’s ongoing regular 401(k) match which has been replaced with a discretionary match that may be paid upon our reaching an appropriate level of profitability,

•	Replacing Company-provided perquisites for certain members of management with a lower annual allowance, and

•	Reduction of Telephone Banking hours on weekdays to better align staffing levels with peak call times.

As a result of these actions and attrition during 2011 and the first half of 2012 for which the positions were not replaced, full-time equivalent teammates (or employees) (“FTE”) decreased from a peak of 420 at December 31, 2008 to 322.5 at June 30, 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million as compared to 2011 earnings. The positive impact of these actions was partially offset by charges of $13 thousand in the second quarter 2012, $328 thousand in the first quarter 2012 and $343 thousand in the fourth quarter 2011 reflecting severance and retention, asset impairments and other costs related to these actions.

Additionally, during the second quarter 2012, we accepted bids to sell selected problem assets to various counterparties. The decision to sell these problem assets at discounted prices was part of our previously disclosed strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. The sales of these problem assets are also expected to result in greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended June 30,
	2012	2011
Salaries and other personnel	$5,335	$5,998
Occupancy	1,064	1,146
Furniture and equipment	834	930
Professional services	424	553
FDIC deposit insurance assessment	446	702
Marketing	374	520
Loan workout	158	453
Foreclosed real estate writedowns and expenses	6,966	1,504
Loss on other loans held for sale	2,406	3,797
Other	1,227	2,105

Total noninterest expense	$19,234	$17,708

Salaries and Other Personnel. Salaries and other personnel expense decreased $663 thousand (11.1%) for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 as a result of decreased salaries resulting from a decline in FTEs from 378.5 at June 30, 2011 to 322.5 at June 30, 2012 and reductions in medical insurance premiums, 401(k) match expense, incentive plan awards and the use of contract labor. While total FTEs declined, certain positions that became open were replaced with higher paid teammates as part of our plan to recruit personnel with specific industry expertise and experience. In connection with the execution of our Strategic Project Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. As a result of FTE reductions associated with branch reduction actions and certain other strategic actions announced in December 2011, we accrued $63 thousand in severance and retention expense in the fourth quarter 2011 and an additional $50 thousand and $8 thousand in the first and second quarters 2012, respectively. The final severance and retention payments associated with the initiatives were made upon consummation of the branch sale on July 1, 2012.

Notwithstanding our actions to reduce Salaries and other personnel expense, we continue working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $82 thousand (7.2%) and $96 thousand (10.3%), respectively, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily as a result of the expense savings associated with the reduction in branches and automatic teller machines over the periods noted.

Professional Services. Professional services expense decreased $129 thousand (23.3%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily as a result of a decrease in the level of expenses associated with non-loan related legal fees, management consultants and teammate recruitment services.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $256 thousand (36.5%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decline is attributed to a decline in our assessment base, which is computed by reducing average total assets by average tangible equity, and an improved risk category resulting from our most recent regulatory examination which took effect during the second quarter 2012.

Taking into account the changes to the deposit insurance assessment regulations that went into effect in the second quarter 2011, improvements in our risk category and current projections of our assessment base for the remainder of 2012, we project that our FDIC insurance premiums will be reduced by approximately $1.1 million for the full year 2012 when compared with 2011.

Marketing. Marketing expense decreased $146 thousand (28.1%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a focus during the second quarter 2011 on advertising campaigns designed to both increase brand awareness and promote certain lending programs as well as an overall branding campaign given the competitive disruption in our markets and targeted direct mail campaigns to increase debit card activity and home equity line usage. Although advertising campaigns were utilized during the second quarter 2012 to promote our Wealth Management and certain lending programs, our marketing focused less on our branding campaign during the second quarter 2012 as it did in the same quarter 2011.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs was reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, the second quarter 2012 includes $158 thousand of loan workout expenses compared to $453 thousand in the second quarter 2011. Given the sale of problem assets in the second quarter 2012, we expect our loan workout expenses to be reduced going forward.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses increased $5.5 million (363.2%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The carrying value of these assets is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. During the second quarter 2012, writedowns on properties sold or contracted for settlement in the third quarter 2012 resulted in writedowns of $2.2 million. Additional writedowns totaling $4.5 million were charged to expense relative to properties that we continue to market for sale.

The decision to sell problem assets at discounted prices was part of our previously disclosed strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. Transfers into foreclosed real estate during the second quarter 2012 totaled $1.9 million.

During 2011, one asset in the amount of $7.1 million was transferred into Foreclosed real estate. This asset consists of undeveloped residential lots in one particular community located in the Upstate of South Carolina. We are currently developing a marketing plan to sell these lots. Due to the number of lots owned and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years. Other than this one addition to Foreclosed real estate, through June 30, 2012, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g., assisted living facilities and golf courses). Given the sale of problem assets in the second quarter 2012, we expect our foreclosed real estate writedowns and expenses to be reduced going forward.

Loss on Other Loans Held for Sale. Loss on other loans held for sale decreased $1.4 million (36.6%) to $2.4 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Loss on other loans held for sale represents writedowns and losses on sales of loans classified as held for sale during the three months ended June 30, 2012 and 2011. During the three months ended June 30, 2012, we recorded writedowns and losses of $2.2 million in connection with the problem asset sales entered into during the second quarter 2012.

Other. Other noninterest expense decreased $878 thousand (41.7%) during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Included in this financial statement line item and contributing to this decrease were the following:

•

During the second quarter 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $5.0 million of FHLB advances resulting in a prepayment penalty of $276 thousand.

•	A recovery of provision for unfunded commitments of $43 thousand during the second quarter 2012 compared to a provision of $118 thousand during the second quarter 2011.

•	A reduction of $73 thousand in long lived assets held for sale.

•	A decline in telecommunication expenses totaling $69 thousand as a result of more efficient utilization of our existing communications infrastructure.

•

A reduction in bankcard related expenses totaling $143 thousand resulting from the expiration of the Interim Servicing Agreement in September 2011 associated with the sale of our credit card portfolio in December 2010.

•	A decline in operating expenses (such as insurance, postage, printing, office supplies, convention expenses, automobile mileage reimbursements and bank membership expenses) totaling $114 thousand.

Provision (Benefit) for Income Taxes

Provision for income taxes was $3.5 million for the three months ended June 30, 2012 compared to an income tax benefit of $1.2 million for the three months ended June 30, 2011. The 2012 and 2011 income tax provision and benefit resulted from fluctuations in the valuation allowance required against the net deferred income tax asset that resulted from changes in deferred tax positions associated with investment securities available for sale. We determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards and unrealized built-in losses, a valuation allowance on our net deferred tax asset remained necessary at June 30, 2012. Additional provisions or benefits may result to the extent of changes in deferred tax liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at June 30, 2012 and December 31, 2011, the portion related to net operating losses and net realized built-in losses can be carried forward for income tax purposes up to twenty years. Thus, to the extent we return to profitability and generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Portions of the net deferred tax asset related to unrealized built-in losses and net operating losses generated prior to the Private Placement are subject to an annual limitation under Internal Revenue Service regulations. As disclosed in Item 1. Financial Statements, Note 13, Income Taxes, such amounts may eventually expire unutilized.

Year-to-Date 2012 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six months ended June 30,		Dollar variance	Percent variance
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$123	$217	$(94)	(43.3)%
Dividends received on FHLB stock	25	27	(2)	(7.4)
Interest earned on investment securities available for sale	2,948	3,215	(267)	(8.3)
Interest and fees earned on loans (1)	20,351	22,383	(2,032)	(9.1)

Total interest income	23,447	25,842	(2,395)	(9.3)
Interest expense
Interest paid on deposits	2,732	5,200	(2,468)	(47.5)
Interest paid on retail repurchase agreements	1	19	(18)	(94.7)
Interest paid on FHLB borrowings	—	72	(72)	(100.0)

Total interest expense	2,733	5,291	(2,558)	(48.3)

Net interest income	20,714	20,551	163	0.8

Provision for loan losses	11,150	12,900	(1,750)	(13.6)

Net interest income after provision for loan losses	9,564	7,651	1,913	25.0

Noninterest income
Service charges on deposit accounts, net	3,343	3,637	(294)	(8.1)
Fees for trust, investment management and brokerage services	1,589	1,533	56	3.7
Mortgage-banking	1,633	617	1,016	164.7
Automatic teller machine	489	488	1	0.2
Bankcard services	119	125	(6)	(4.8)
Investment securities gains, net	9,859	56	9,803	17,505.4
Other	861	874	(13)	(1.5)

Total noninterest income	17,893	7,330	10,563	144.1
Noninterest expense
Salaries and other personnel (1)	10,943	12,252	(1,309)	(10.7)
Occupancy	2,328	2,329	(1)	(0.0)
Furniture and equipment	1,725	1,915	(190)	(9.9)
Professional services	890	1,063	(173)	(16.3)
FDIC deposit insurance assessment	1,097	1,660	(563)	(33.9)
Marketing	562	934	(372)	(39.8)
Loan workout	387	471	(84)	(17.8)
Foreclosed real estate writedowns and expenses	8,334	2,337	5,997	256.6
Loss on other loans held for sale	2,534	4,948	(2,414)	(48.8)
Other	2,365	3,860	(1,495)	(38.7)

Total noninterest expense	31,165	31,769	(604)	(1.9)

Net loss before provision (benefit) for income taxes	(3,708)	(16,788)	13,080	(77.9)

Provision (benefit) for income taxes	4,028	(1,139)	5,167	(453.6)

Net loss	$(7,736)	$(15,649)	$7,913	(50.6)%

Common and per share data
Net loss - basic	$(0.61)	$(1.25)	$(0.64)	(51.1)%
Net loss - diluted	(0.61)	(1.25)	(0.64)	(51.1)
Cash dividends	—	—	—	—
Book value	7.04	8.51	(1.47)	(17.3)

Weighted average common shares outstanding - basic	12,637,990	12,490,833
Weighted average common shares outstanding - diluted	12,637,990	12,490,833

(1)	Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted interest and fees earned on loans and salaries and other personnel expense. The reclassification did not have any impact on net loss for any period.

Net Interest Income

General. Net interest income totaled $20.7 million for the six months ended June 30, 2012 compared with $20.6 million for the six months ended June 30, 2011. In addition to the general impacts on net interest income during the period as previously discussed in Second Quarter 2012 Earnings Review, Net Interest Income, General, net interest income for the six months ended June 30, 2012 was impacted by the following:

•	Foregone interest on nonaccrual loans for the six months ended June 30, 2012 totaling $850 thousand.

•

Maintaining historically high levels of cash reduced our interest income by $1.0 million for the six months ended June 30, 2012 when compared with investing these funds at the average yield of 2.28% on our investment securities since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets.

•	Reduction of $49.3 million in gross loans and other loans held for sale during the second quarter 2012.

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

	For the six months ended June 30,
	2012			2011
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$113,848	$123	0.22%	$175,756	$217	0.25%
FHLB stock	3,109	25	1.62	6,348	27	0.86

Investment securities available for sale, taxable (1)	156,065	1,364	1.75	165,473	1,752	2.12
Investment securities available for sale, nontaxable (1)	102,171	1,584	3.10	90,380	1,463	3.24

Total investment securities available for sale	258,236	2,948	2.28	255,853	3,215	2.51

Loans (2)	775,975	20,351	5.27	836,181	22,383	5.40

Total interest-earning assets	1,151,168	23,447	4.09	1,274,138	25,842	4.09
Noninterest-earning assets
Cash and cash equivalents	10,060			12,293
Allowance for loan losses	(22,845)			(26,135)
Premises and equipment, net	25,403			28,111
Accrued interest receivable	4,602			4,667
Foreclosed real estate	24,875			16,871
Other	14,836			13,309

Total noninterest-earning assets	56,931			49,116

Total assets	$1,208,099			$1,323,254

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$306,801	$20	0.01%	$295,707	$83	0.06%
Money market deposit accounts	139,169	32	0.05	143,792	133	0.19
Savings deposit accounts	63,187	4	0.01	54,176	27	0.10
Time deposit accounts	387,300	2,676	1.39	520,103	4,957	1.92

Total interest-bearing deposits	896,457	2,732	0.61	1,013,778	5,200	1.03

Retail repurchase agreements	24,026	1	0.01	24,115	19	0.16
Other short-term borrowings	36	—	—	6	—	—
FHLB borrowings	—	—	—	4,088	72	3.55

Total interest-bearing liabilities	920,519	2,733	0.60	1,041,987	5,291	1.02
Noninterest-bearing liabilities
Noninterest-bearing deposits	171,415			151,314
Accrued interest payable	600			1,188
Other	10,407			10,507

Total noninterest-bearing liabilities	182,422			163,009

Total liabilities	1,102,941			1,204,996

Shareholders’ equity	105,158			118,258

Total liabilities and shareholders’ equity	$1,208,099			$1,323,254

NET INTEREST INCOME / NET INTEREST MARGIN		$20,714	3.62%		$20,551	3.25%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

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

	For the six months ended June 30, 2012 compared with the six months ended June 30, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(69)	$(25)	$(94)
FHLB stock	3	(5)	(2)
Investment securities available for sale	31	(298)	(267)
Loans	(1,541)	(491)	(2,032)

Total interest income	$(1,576)	$(819)	$(2,395)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$3	$(66)	$(63)
Money market deposit accounts	(4)	(97)	(101)
Savings deposit accounts	5	(28)	(23)
Time deposit accounts	(1,094)	(1,187)	(2,281)

Total interest paid on deposits	(1,090)	(1,378)	(2,468)

Retail repurchase agreements	—	(18)	(18)
FHLB borrowings	(72)	—	(72)

Total interest expense	$(1,162)	$(1,396)	$(2,558)

Net interest income	$(414)	$577	$163

Provision for Loan Losses

Provision for loan losses decreased from $12.9 million during the six months ended June 30, 2011 to $11.2 million for the six months ended June 30, 2012. See Second Quarter 2012 Earnings Review, Provision for Loan Losses for additional disclosures. See also Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the six months ended June 30,
	2012	2011
Service charges on deposit accounts, net	$3,343	$3,637
Fees for trust, investment management and brokerage services	1,589	1,533
Mortgage-banking	1,633	617
Automatic teller machine	489	488
Bankcard services	119	125
Investment securities gains, net	9,859	56
Other	861	874

Total noninterest income	$17,893	$7,330

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.4% of average transaction deposit balances for the six months ended June 30, 2012 compared to 1.6% for the six months ended June 30, 2011. The decrease in service charges on deposit accounts of $294 thousand resulted from a reduction in the number of NSF items presented for payment and changes to our NSF fee structure designed to address restrictions imposed by legislative actions. See Second Quarter 2012 Earnings Review, Noninterest Income, Service Changes on Deposit Accounts, Net for additional disclosures.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services represent income associated with wealth management and advisory services. The increase in this category during the six months ended June 30, 2012 compared with the same period of 2011 was the result of an $80 thousand increase in trust and insurance fees offset by a decline in brokerage service fees of $24 thousand. The increase is trust fees was impacted by modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing clients as well as an increase in average assets under management over the periods presented. The average market value of assets under management increased from $249.5 million during the six months ended June 30, 2011 to $266.6 million during the six months ended June 30, 2012. See Second Quarter 2012 Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the servicing rights to maintain the client relationships related to servicing the loans. Mortgage loans serviced for the benefit of others amounted to $393.4 million and $397.5 million at June 30, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2012	2011
Mortgage-servicing fees	$496	$520
Gain on sale of mortgage loans held for sale	1,074	452
Mortgage-servicing rights portfolio amortization and impairment	(408)	(375)
Derivative loan commitment income (expense)	71	(23)
Forward sales commitment income (expense)	202	(64)
Other	198	107

Total mortgage-banking income	$1,633	$617

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.25%

Mortgage-banking income increased $1.0 million (164.7%) from the six months ended June 30, 2011 to the six months ended June 30, 2012. Gains on sales of mortgage loans increased approximately $622 thousand (137.6%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $33 thousand (8.8%) from the six months ended June 30, 2011 to the six months ended June 30, 2012. The increased gain on sale of mortgage loans was the result of higher volumes of loans sold and overall improved pricing on loan sales during the six months ended June 30, 2012. Mortgage loans held for sale originated during the six months ended June 30, 2012 and 2011 totaled $35.5 million and $16.9 million, respectively, while proceeds from sales over the same periods were $36.4 million and $21.4 million, respectively.

Derivative loan commitment income increased $94 thousand during the six months ended June 30, 2012 over the same period of 2011 while forward sales commitment income increased $266 thousand over the same period and is a function of the level of unfunded mortgage loan commitments and the level of interest rates at the end of the period. See Second Quarter 2012 Earnings Review, Noninterest Income, Mortgage-Banking for additional disclosures.

Automatic Teller Machine. Automatic teller machine income increased $1 thousand from the six months ended June 30, 2011 to the six months ended June 30, 2012. See Second Quarter 2012 Earnings Review, Noninterest Income, Automatic Teller Machine for additional disclosures.

Bankcard Services. Bankcard services income decreased $6 thousand (4.8%) from the six months ended June 30, 2011 to the six months ended June 30, 2012. See Second Quarter 2012 Earnings Review, Noninterest Income, Bankcard Services for additional disclosures.

Investment Securities Gains, Net. Investment securities gains, net increased $9.8 million from the six months ended June 30, 2011 to the six months ended June 30, 2012. See Second Quarter 2012 Earnings Review, Noninterest Income, Investment Securities Gains, Net for additional disclosures.

Other. Other noninterest income is primarily comprised of debit card income net of related expense. Other noninterest income declined $13 thousand over the six months ended June 30, 2011 as a result of slight declines in various miscellaneous consumer fees collected over the periods.

Noninterest Expense

General. The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the six months ended June 30,
	2012	2011
Salaries and other personnel	$10,943	$12,252
Occupancy	2,328	2,329
Furniture and equipment	1,725	1,915
Professional services	890	1,063
FDIC deposit insurance assessment	1,097	1,660
Marketing	562	934
Loan workout	387	471
Foreclosed real estate writedowns and expenses	8,334	2,337
Loss on other loans held for sale	2,534	4,948
Other	2,365	3,860

Total noninterest expense	$31,165	$31,769

Salaries and Other Personnel. Salaries and other personnel expense decreased $1.3 million (10.7%) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. See Second Quarter 2012 Earnings Review, Noninterest Expense, Salaries and Other Personnel for additional disclosures.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $1 thousand and $190 thousand, respectively during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decline in occupancy expense was the result of lower operating costs which were offset almost completely by costs associated with the branch consolidations on March 30, 2012. The decrease in furniture and equipment expense was primarily a result of expense savings associated with the reduction in branches and automatic teller machines over the periods noted.

Professional Services. Professional services expense decreased $173 thousand (16.3%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. See Second Quarter 2012 Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $563 thousand (33.9%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. See Second Quarter 2012 Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures.

Marketing. Marketing expense decreased $372 thousand (39.8%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. See Second Quarter 2012 Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs was reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, the results for the six months ended June 30, 2012 included $387 thousand of loan workout expenses compared to $471 thousand for the six months ended June 30, 2011. Given the sale of problem assets in the second quarter 2012, we expect our loan workout expenses to be reduced going forward.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $8.3 million during the six months ended June 30, 2012 compared to $2.3 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, writedowns on properties resulted in a provision charged to expense of $8.1 million. See Second Quarter 2012 Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for disclosures regarding activity impacting foreclosed real estate writedowns and expenses during the second quarter 2012.

Loss on Other Loans Held for Sale. Loss on other loans held for sale decreased $2.4 million (48.8%) to $2.5 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Writedowns are recorded to reduce the value of these assets to fair value which was based on updated appraisals or contracts received during the period, less estimated costs to sell, or internal valuations, as applicable. See Second Quarter 2012 Earnings Review, Noninterest Expense, Loss on Other Loans Held for Sale for disclosures regarding activity impacting loss on other loans held for sale during the second quarter 2012.

Other. Other noninterest expense decreased $1.5 million (438.7%) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Included in this financial statement line item and contributing to this decrease were the following:

•

During the six months ended June 30, 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $35.0 million of FHLB advances resulting in a prepayment penalty of $412 thousand.

•	A recovery of provision for unfunded commitments of $182 thousand during the six months ended June 30, 2012 compared to a provision of $169 thousand during the six months ended June 30, 2011.

•	A reduction of $57 thousand in writedowns on long lived assets held for sale.

•	A reduction in telecommunication expenses totaling $167 thousand as a result of more efficient utilization of our existing communications infrastructure.

•

A reduction in bankcard related expenses totaling $194 thousand resulting from the expiration of the Interim Servicing Agreement in September 2011 associated with the sale of our credit card portfolio in December 2010.

•	A reduction in operating expenses (such as insurance, postage, printing, office supplies, convention expenses, automobile mileage reimbursements and bank membership expenses) totaling $194 thousand.

Provision (Benefit) for Income Taxes

Provision for income taxes was $4.0 million for the six months ended June 30, 2012 compared to an income tax benefit of $1.1 million for the six months ended June 30, 2011. See Second Quarter 2012 Earnings Review, Noninterest Expense Provision (Benefit) for Income Taxes for additional disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 300 basis points	13.34%
Up 200 basis points	8.98
Up 100 basis points	3.87
Base
Down 100 basis points	(6.75)
Down 200 basis points	(7.64)
Down 300 basis points	n/a

(1)	The rising 100, 200 and 300 basis point and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2012, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Second Quarter Internal Control Changes

During the second quarter 2012, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1^	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on May 22, 2012 in the office of the Secretary of State of South Carolina

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^*	The following materials from Palmetto Bancshares, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the three months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Income (Loss) for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vii) Notes to Consolidated Financial Statements*.

^	Filed with this Quarterly Report on Form 10-Q.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ SAMUEL L. ERWIN
Samuel L. Erwin
Chief Executive Officer
Palmetto Bancshares, Inc.
(Principal Executive Officer)

/s/ Roy D. Jones
Roy D. Jones
Chief Financial Officer
Palmetto Bancshares, Inc.
(Principal Financial Officer and Principal Accounting Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on May 22, 2012 in the office of the Secretary of State of South Carolina

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File