Form 10-Q
period 2012-09-30
PALMETTO BANCSHARES INC
filed 2012-11-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2012
Common stock, $0.01 par value	12,751,690

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$69,060	$102,952

Total cash and cash equivalents	69,060	102,952

Federal Home Loan Bank (“FHLB”) stock, at cost	1,807	3,502
Investment securities available for sale, at fair value	290,805	260,992
Mortgage loans held for sale	3,795	3,648
Other loans held for sale	7,088	14,178

Loans, gross	733,940	773,558
Less: allowance for loan losses	(18,338)	(25,596)

Loans, net	715,602	747,962

Premises and equipment, net	24,867	25,804
Accrued interest receivable	4,301	5,196
Foreclosed real estate	11,609	27,663
Other	10,797	11,255

Total assets	$1,139,731	$1,203,152

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$176,909	$155,406
Interest-bearing	839,320	908,775

Total deposits	1,016,229	1,064,181

Retail repurchase agreements	18,636	23,858
Accrued interest payable	446	554
Other	10,533	11,077

Total liabilities	1,045,844	1,099,670

Shareholders’ equity
Preferred stock	—	—
- par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding
Common stock	127	127
- par value $0.01 per share; authorized 75,000,000 shares; 12,751,690 and 12,726,388 issued and outstanding at September 30, 2012 and December 31, 2011, respectively
Capital surplus	143,085	142,233
Accumulated deficit	(41,082)	(36,508)
Accumulated other comprehensive loss, net of tax	(8,243)	(2,370)

Total shareholders’ equity	93,887	103,482

Total liabilities and shareholders’ equity	$1,139,731	$1,203,152

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended September 30,
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$49	$66
Dividends received on FHLB stock	10	11
Interest earned on investment securities available for sale
State and municipal (nontaxable)	105	944
Collateralized mortgage obligations (taxable)	399	784
Other mortgage-backed (taxable)	406	224
Small Business Administration (“SBA”) loan-backed (taxable)	195	—
Interest and fees earned on loans	9,912	11,186

Total interest income	11,076	13,215

Interest expense
Interest paid on deposits	1,226	2,267
Interest paid on retail repurchase agreements	1	—

Total interest expense	1,227	2,267

Net interest income	9,849	10,948

Provision for loan losses	600	5,600

Net interest income after provision for loan losses	9,249	5,348

Noninterest income
Service charges on deposit accounts, net	1,635	1,974
Fees for trust, investment management and brokerage services	757	828
Mortgage-banking	709	764
Automatic teller machine	210	223
Bankcard services	64	52
Gain on sale of branches	568	—
Other	392	459

Total noninterest income	4,335	4,300

Noninterest expense
Salaries and other personnel	5,205	5,835
Occupancy	1,068	1,055
Furniture and equipment	799	924
Professional services	419	394
FDIC deposit insurance assessment	383	688
Marketing	422	410
Loan workout	235	436
Foreclosed real estate writedowns and expenses	693	3,029
Loss on other loans held for sale	4	2,080
Other	1,630	1,621

Total noninterest expense	10,858	16,472

Net income (loss) before benefit for income taxes	2,726	(6,824)

Benefit for income taxes	(436)	(1,355)

Net income (loss)	$3,162	$(5,469)

Common and per share data
Net income (loss) - basic	$0.25	$(0.43)
Net income (loss) - diluted	0.25	(0.43)
Cash dividends	—	—
Book value	7.36	8.28

Weighted average common shares outstanding - basic	12,640,517	12,618,092
Weighted average common shares outstanding - diluted	12,640,517	12,618,092

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine months ended September 30,
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$172	$283
Dividends received on FHLB stock	35	38
Interest earned on investment securities available for sale
United States (“U.S.”) Treasury and federal agencies (taxable)	—	6
State and municipal (nontaxable)	1,689	2,407
Collateralized mortgage obligations (taxable)	1,295	2,111
Other mortgage-backed (taxable)	825	643
SBA loan-backed (taxable)	244	—
Interest and fees earned on loans	30,263	33,569

Total interest income	34,523	39,057

Interest expense
Interest paid on deposits	3,958	7,467
Interest paid on retail repurchase agreements	2	19
Interest paid on FHLB borrowings	—	72

Total interest expense	3,960	7,558

Net interest income	30,563	31,499

Provision for loan losses	11,750	18,500

Net interest income after provision for loan losses	18,813	12,999

Noninterest income
Service charges on deposit accounts, net	4,978	5,611
Fees for trust, investment management and brokerage services	2,346	2,361
Mortgage-banking	2,342	1,381
Automatic teller machine	699	711
Bankcard services	183	177
Investment securities gains, net	9,859	56
Gain on sale of branches	568	—
Other	1,253	1,333

Total noninterest income	22,228	11,630

Noninterest expense
Salaries and other personnel	16,148	18,087
Occupancy	3,396	3,384
Furniture and equipment	2,524	2,839
Professional services	1,309	1,457
FDIC deposit insurance assessment	1,480	2,348
Marketing	984	1,344
Loan workout	622	907
Foreclosed real estate writedowns and expenses	9,027	5,366
Loss on other loans held for sale	2,538	7,028
Other	3,995	5,481

Total noninterest expense	42,023	48,241

Net loss before provision (benefit) for income taxes	(982)	(23,612)

Provision (benefit) for income taxes	3,592	(2,494)

Net loss	$(4,574)	$(21,118)

Common and per share data
Net loss - basic	$(0.36)	$(1.68)
Net loss - diluted	(0.36)	(1.68)
Cash dividends	—	—
Book value	7.36	8.28

Weighted average common shares outstanding - basic	12,638,838	12,533,937
Weighted average common shares outstanding - diluted	12,638,838	12,533,937

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$3,162	$(5,469)	$(4,574)	$(21,118)

Other comprehensive income (loss), before tax
Investment securities available for sale
Change in net unrealized gains	1,149	3,571	394	6,626
Reclassification adjustment included in net loss	—	—	(9,859)	(56)

Change in net unrealized gains on investment securities available for sale	1,149	3,571	(9,465)	6,570

Other comprehensive income (loss), before tax	1,149	3,571	(9,465)	6,570

Benefit (provision) for income taxes related to items of other comprehensive income (loss)	436	1,355	(3,592)	2,494

Other comprehensive income (loss), net of tax	713	2,216	(5,873)	4,076

Comprehensive income (loss)	$3,875	$(3,253)	$(10,447)	$(17,042)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(21,118)		(21,118)
Other comprehensive income, net of tax					4,076	4,076
Compensation expense related to stock options granted under equity award plans			181			181
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	427,114	1	379			380
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
One-for-four reverse stock split, as of June 28, 2011	(38,179,823)	(379)	379			—

Balance at September 30, 2011	12,726,399	$127	$141,971	$(34,226)	$(2,503)	$105,369

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(4,574)		(4,574)
Other comprehensive loss, net of tax					(5,873)	(5,873)
Compensation expense related to stock options granted under equity award plans	—		478			478
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	25,283		374			374
One-for-four reverse stock split, as of June 28, 2011, adjustment	19

Balance at September 30, 2012	12,751,690	$127	$143,085	$(41,082)	$(8,243)	$93,887

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the nine months ended September 30,
	2012	2011
Operating Activities
Net loss	$(4,574)	$(21,118)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,908	1,772
Amortization of unearned discounts / premiums on investment securities available for sale, net	4,273	3,769
(Increase) decrease in income tax refunds receivable	(510)	7,436
Provision for loan losses	11,750	18,500
Gain on sales of mortgage loans held for sale, net	(1,769)	(626)
Loss on other loans held for sale	2,538	7,028
Writedowns, gains and losses on sales of foreclosed real estate, net	8,616	4,714
Loss on prepayment of FHLB advances	—	412
Investment securities gains, net	(9,859)	(56)
Originations of mortgage loans held for sale	(69,302)	(34,756)
Proceeds from sale of mortgage loans held for sale	70,924	37,689
Compensation expense on equity-based awards	852	561
(Increase) decrease in interest receivable and other assets, net	5,456	(4,542)
Decrease in interest payable and other liabilities, net	(652)	(1,445)

Net cash provided by operating activities	19,651	19,338

Investing Activities
Proceeds from sales of investment securities available for sale	151,864	2,390
Proceeds from maturities of investment securities available for sale	3,762	40,215
Purchases of investment securities available for sale	(240,266)	(133,354)
Repayments on mortgage-backed investment securities available for sale	50,947	34,774
Proceeds from redemption of FHLB stock	1,695	2,408
Proceeds from sale of other loans held for sale	21,072	6,507
Repayments on other loans held for sale	70	6,539
Decreases in gross loans, net	(280)	(5,944)
Proceeds on sale of foreclosed real estate	11,738	12,287
Purchases of premises and equipment, net	(971)	(1,159)

Net cash used for investing activities	(369)	(35,337)

Financing Activities
Increase in transaction, money market, and savings deposit accounts, net	5,028	29,273
Decrease in time deposit accounts, net	(52,980)	(95,079)
Increase (decrease) in retail repurchase agreements, net	(5,222)	4,045
Repayment of FHLB borrowings	—	(35,412)
Proceeds from issuance of common stock, net	—	7,951

Net cash used for financing activities	(53,174)	(89,222)

Net change in cash and due from banks	(33,892)	(105,221)
Cash and due from banks at beginning of period	102,952	223,017

Cash and due from banks at end of period	$69,060	$117,796

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$4,068	$8,057
Income tax paid (refunds received), net	510	(7,436)
Significant noncash activities
Change in net unrealized gains on investment securities available for sale, net of tax	(5,873)	4,076
Loans transferred from gross loans to other loans held for sale	19,722	1,224
Loans transferred from gross loans to foreclosed real estate, at fair value	2,486	2,628
Loans transferred from other loans held for sale to gross loans, at fair value	1,318	6,840
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	1,814	9,086

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a bank holding company organized in 1982 under the laws of South Carolina and is headquartered in Greenville, South Carolina. Through the Company’s wholly-owned subsidiary, The Palmetto Bank (the “Bank”), which began operations in 1906, the Bank specializes in providing personalized community banking services to individuals and small to mid-size businesses including retail banking (including mortgage loans, indirect automobile loans and credit cards), commercial banking (including business banking, SBA lending, corporate banking, treasury management and merchant services) and trust and investment services (including financial planning and insurance services) throughout our primary market area of northwest South Carolina (commonly referred to as the “Upstate”).

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

The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2012 and 2011 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2012 (the “2011 Annual Report on Form 10-K”).

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

Business Segments

Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items for each segment, segment assets and information about the way that the operating segments were determined, among other items.

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Accordingly, at September 30, 2012, the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements for the periods presented. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected in future periods or for the year ended December 31, 2012.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss, comprehensive loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011, the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at June 28, 2011 were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Other than the number of issued and outstanding shares of common stock disclosed in the Consolidated Statements of Changes in Shareholders’ Equity, all prior period share amounts have been retroactively restated to reflect the reverse stock split.

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio resulting from borrowers’ inability or unwillingness to make contractually required payments or default on repayment of investment securities. Market risk primarily includes interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of investment securities, loans held for sale, the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio.

The Company and the Bank are subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. In addition, the Company and the Bank undergo periodic examinations by bank regulatory agencies which may subject us to changes with respect to asset and liability valuations, amount of required allowance for loan losses, capital levels or operating restrictions.

Recently Adopted / Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) which was intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are required to be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on October 3, 2012, based on reported liabilities from August 21, 2012 through September 3, 2012, the Federal Reserve required the Bank to maintain reserves of $12.9 million. After taking into consideration our levels of vault cash and clearing balance requirements, reserves of $1.8 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card agreements totaled $704 thousand and $703 thousand at September 30, 2012 and December 31, 2011, respectively.

3.	Investment Securities Available for Sale

During the second quarter 2012, the Bank realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities. Proceeds from these sales were reinvested along with other cash on hand in investment securities totaling $213.5 million during the second and third quarters 2012.

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income and fair values of investment securities available for sale at the dates indicated (in thousands). At September 30, 2012 and December 31, 2011, the Company did not have any investment securities classified as trading or held-to-maturity.

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$12,065	$348	$(1)	$12,412
Collateralized mortgage obligations	128,561	495	(329)	128,727
Other mortgage-backed (federal agencies)	85,612	1,265	(6)	86,871
SBA loan-backed (federal agency)	63,271	34	(510)	62,795

Total investment securities available for sale	$289,509	$2,142	$(846)	$290,805

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$113,079	$7,886	$—	$120,965
Collateralized mortgage obligations	117,129	2,210	(390)	118,949
Other mortgage-backed (federal agencies)	20,022	1,056	—	21,078

Total investment securities available for sale	$250,230	$11,152	$(390)	$260,992

The following tables summarize the number of securities in each category of investment securities available for sale, the fair value and the gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (dollars in thousands).

	September 30, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,091	$1	—	$—	$—	1	$1,091	$1
Collateralized mortgage obligations	12	35,463	219	10	12,017	110	22	47,480	329
Other mortgage-backed (federal agencies)	1	4,903	6	—	—	—	1	4,903	6
SBA loan-backed (federal agency)	8	40,515	510	—	—	—	8	40,515	510

Total investment securities available for sale	22	$81,972	$736	10	$12,017	$110	32	$93,989	$846

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Total investment securities available for sale	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Other-Than-Temporary Impairment

Based on its other-than-temporary impairment analysis at September 30, 2012, the Company concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings, by investment category, of investment securities available for sale based on fair value at September 30, 2012. An “Aaa” rating is based not only on the credit of the issuer, but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	—%	100%	100%	100%
Aa1 - A1	75	—	—	—
Baa2	12	—	—	—
Not rated	13	—	—	—

Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings, by investment category, of investment securities available for sale based on fair value at September 30, 2012.

	State and municipal	Collateralized mortgage obligations	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aa+	—%	100%	100%	100%
Aa - Aa-	39	—	—	—
Not rated	61	—	—	—

Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s.

Maturities

The following table summarizes the amortized cost of state and municipal securities available for sale at September 30, 2012 by contractual maturity (dollars in thousands). For other investment securities, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$3,957	$4,007
Due after one year through five years	7,016	7,314
Due after five years through ten years	1,092	1,091
Due after ten years	—	—

State and municipal	12,065	12,412

Collateralized mortgage obligations	128,561	128,727

Other mortgage-backed (federal agencies)	85,612	86,871

SBA loan-backed (federal agency)	63,271	62,795

Total investment securities available for sale	$289,509	$290,805

The weighted average duration of investment securities available for sale was 3.2 years, based on expected prepayment activity, at September 30, 2012.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	September 30, 2012	December 31, 2011
Public funds deposits	$102,477	$119,123
Federal Reserve line of credit	1,592	5,510
FHLB advances	—	15,887

Total	$104,069	$140,520

Realized Gains and Losses

The following table summarizes the gross realized gains and losses on investment securities available for sale for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Realized gains	$—	$—	$9,863	$56
Realized losses	—	—	(4)	—

Net realized gains	$—	$—	$9,859	$56

4.	Loans

During the second quarter 2012, through the Bank’s normal problem loan resolution efforts and through a bulk loan sale, the Bank entered into contracts to sell selected classified loans with carrying values at March 31, 2012, before any allowance for loan losses, of $33.4 million, $21.7 million of which were included in gross loans at March 31, 2012 and substantially all of which closed during the second and third quarters 2012. In the aggregate, these contracts to sell selected classified loans included in gross loans resulted in net charge-offs of $11.7 million during the second quarter 2012 and $108 thousand during the third quarter 2012. There were no loan sale contracts entered into during the third quarter 2012. For information related to the sale of other loans held for sale, see Note 5, Other Loans Held for Sale and Valuation Allowance.

In addition to the loan sales noted above, the Company sold $7.5 million of loans in connection with the sale of its Rock Hill and Blacksburg branches, which closed on July 1, 2012. For information related to the sale of these two branches see Note 21, Branch Sale.

In the tables below, loan classes are based on Federal Deposit Insurance Corporation (“FDIC”) code, and portfolio segments are an aggregation of those classes based on the methodology used by the Company to develop and document its allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to other loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of other loans held for sale with the related disclosures for loans held for investment provides a more accurate and relevant picture of the Company’s loan exposures.

Composition

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Total	% of total	Total	% of total

Commercial real estate	$458,322	61.8%	$492,754	62.6%
Single-family residential	170,293	23.0	185,504	23.5
Commercial and industrial	51,921	7.0	49,381	6.3
Consumer	51,371	7.0	52,771	6.7
Other	9,121	1.2	7,326	0.9

Total loans	$741,028	100.0%	$787,736	100.0%

Less: other loans held for sale	(7,088)		(14,178)

Loans, gross	$733,940		$773,558

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Net unearned income, net deferred fees and costs and discounts and premiums totaled $368 thousand at September 30, 2012 compared to $21 thousand at December 31, 2011.

The following table summarizes other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$6,938	97.9%	$14,178	100.0%
Single-family residential	150	2.1	—	—

Total other loans held for sale	$7,088	100.0%	$14,178	100.0%

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At September 30, 2012 and December 31, 2011, $201.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $79.9 million and $66.7 million, respectively, were available as lendable collateral. The Company may borrow from the FHLB for terms up to three years at amounts of up to 15% of the Company’s total assets subject to availability of collateral.

At September 30, 2012 and December 31, 2011, $2.9 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at September 30, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$70,540	$2,113	$72,653	9.8%	64.7%
Multifamily residential	12,547	—	12,547	1.7	11.2
Nonfarm nonresidential	368,297	4,825	373,122	50.3	332.4

Total loans secured by commercial real estate	$451,384	$6,938	$458,322	61.8%	408.3%

The following table further categorizes loans secured by commercial real estate at September 30, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$23,088	$—	$23,088	3.1%	20.6%
Land development - commercial	9,153	—	9,153	1.2	8.2
Land development - residential	11,607	2,113	13,720	1.9	12.2
Commercial construction:
Retail	11,697	—	11,697	1.6	10.4
Office	230	—	230	—	0.2
Industrial and warehouse	823	—	823	0.1	0.7
Miscellaneous commercial	2,562	—	2,562	0.4	2.3

Total development commercial real estate loans	59,160	2,113	61,273	8.3	54.6

Existing and other commercial real estate loans
Secured by:
Hotel / motel	65,184	4,825	70,009	9.5	62.4
Retail	19,953	—	19,953	2.7	17.8
Office	20,352	—	20,352	2.7	18.1
Multifamily	12,547	—	12,547	1.7	11.2
Industrial and warehouse	9,167	—	9,167	1.2	8.2
Healthcare	18,222	—	18,222	2.5	16.2
Miscellaneous commercial	103,928	—	103,928	14.0	92.6
Residential construction - speculative	282	—	282	—	0.2

Total existing and other commercial real estate loans	249,635	4,825	254,460	34.3	226.7

Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	131,491	—	131,491	17.7	117.1
Commercial construction - owner occupied	4,325	—	4,325	0.6	3.9
Residential construction - contract	6,773	—	6,773	0.9	6.0

Total commercial real estate owner occupied and residential loans	142,589	—	142,589	19.2	127.0

Total loans secured by commercial real estate	$451,384	$6,938	$458,322	61.8%	408.3%

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

The following table summarizes various internal credit quality indicators on gross loans and other loans held for sale, by class, at September 30, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	412	—	412
Grade 3	12,806	1,334	81,637	—	95,777
Grade 4	20,103	1,215	143,814	—	165,132
Grade 5	3,494	7,276	24,408	—	35,178
Grade 6	5,350	245	41,893	4,825	52,313
Grade 7	3,766	—	6,192	2,113	12,071
Grade W	7,044	2,471	69,718	—	79,233
Not risk rated*	17,977	6	223	—	18,206

	$70,540	$12,547	$368,297	$6,938	$458,322

Less: Commercial real estate included in other loans held for sale					(6,938)

Total					$451,384

*	Consumer real estate loans of $18.0 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$5,398
Grade 2	249
Grade 3	7,948
Grade 4	26,930
Grade 5	566
Grade 6	3,830
Grade 7	717
Grade W	6,051
Not risk rated	232

Total	$51,921

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,803	$100,197	$5,232	$164,232
Nonperforming	912	4,872	277	6,061

Total	$59,715	$105,069	$5,509	$170,293

	Credit cards	Consumer-other	Total consumer
Performing	$-	$51,098	$51,098
Nonperforming	19	254	273

Total	$19	$51,352	$51,371

Other
Performing	$9,121
Nonperforming	—

Total	$9,121

The following table summarizes various internal credit quality indicators on gross loans and other loans held for sale, by class, at December 31, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	457	—	457
Grade 3	8,295	3,252	100,265	—	111,812
Grade 4	13,601	945	126,961	—	141,507
Grade 5	3,671	7,550	27,235	—	38,456
Grade 6	21,511	1,956	61,907	8,800	94,174
Grade 7	10,624	—	3,991	5,378	19,993
Grade W	9,075	4,233	51,889	—	65,197
Not risk rated*	20,836	9	313	—	21,158

	$87,613	$17,945	$373,018	$14,178	$492,754

Less: Commercial real estate included in other loans held for sale					(14,178)

Total					$478,576

*	Consumer real estate loans of $20.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$2,966
Grade 2	459
Grade 3	11,380
Grade 4	22,253
Grade 5	1,489
Grade 6	4,929
Grade 7	596
Grade W	5,292
Not risk rated	17

Total	$49,381

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,128	$111,623	$6,482	$176,233
Nonperforming	843	7,957	471	9,271

Total	$58,971	$119,580	$6,953	$185,504

	Credit cards	Consumer-other	Total Consumer
Performing	$179	$52,103	$52,282
Nonperforming	16	473	489

Total	$195	$52,576	$52,771

Other
Performing	$7,326
Nonperforming	—

Total	$7,326

The following table summarizes delinquencies, by class, at September 30, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$390	$8,217	$8,607	$64,046	$72,653
Multifamily residential	245	—	245	12,302	12,547
Nonfarm nonresidential	759	4,426	5,185	367,937	373,122

Total commercial real estate	1,394	12,643	14,037	444,285	458,322

Single-family real estate, revolving, open end loans	214	912	1,126	58,589	59,715
Single-family real estate, closed end, first lien	1,913	4,872	6,785	98,284	105,069
Single-family real estate, closed end, junior lien	208	277	485	5,024	5,509

Total single-family residential	2,335	6,061	8,396	161,897	170,293

Commercial and industrial	229	902	1,131	50,790	51,921

Credit cards	—	19	19	—	19
All other consumer	426	254	680	50,672	51,352

Total consumer	426	273	699	50,672	51,371

Farmland	—	—	—	3,166	3,166
Obligations of states and political subdivisions of the U.S.	—	—	—	667	667
Other	2	—	2	5,286	5,288

Total other	2	—	2	9,119	9,121

Total	4,386	19,879	24,265	716,763	741,028

Less: other loans held for sale	—	(2,113)	(2,113)	(4,975)	(7,088)

Total gross loans	$4,386	$17,766	$22,152	$711,788	$733,940

Additional interest income of $212 thousand and $1.1 million would have been reported during the three and nine months ended September 30, 2012, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2011 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$94	$27,085	$27,179	$64,975	$92,154
Multifamily residential	—	—	—	17,945	17,945
Nonfarm nonresidential	574	14,870	15,444	367,211	382,655

Total commercial real estate	668	41,955	42,623	450,131	492,754

Single-family real estate, revolving, open end loans	379	843	1,222	57,749	58,971
Single-family real estate, closed end, first lien	2,633	7,957	10,590	108,990	119,580
Single-family real estate, closed end, junior lien	145	471	616	6,337	6,953

Total single-family residential	3,157	9,271	12,428	173,076	185,504

Commercial and industrial	314	1,313	1,627	47,754	49,381

Credit cards	—	16	16	179	195
All other consumer	760	473	1,233	51,343	52,576

Total consumer	760	489	1,249	51,522	52,771

Farmland	—	—	—	3,513	3,513
Obligations of states and political subdivisions of the U.S.	—	—	—	903	903
Other	2	—	2	2,908	2,910

	2	—	2	7,324	7,326

Total	4,901	53,028	57,929	729,807	787,736

Less: other loans held for sale	—	(5,812)	(5,812)	(8,366)	(14,178)

Total gross loans	$4,901	$47,216	$52,117	$721,441	$773,558

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands). Troubled debt restructurings are those loans for which the Bank has made a concession as a result of the borrower experiencing financial difficulty.

	September 30, 2012			December 31, 2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Other loans held for sale	$4,825	$—	$4,825	$8,366	$—	$8,366
Loans, gross	27,119	3,043	30,162	37,191	9,546	46,737

Total troubled debt restructurings	$31,944	$3,043	$34,987	$45,557	$9,546	$55,103

Loans classified as troubled debt restructurings may be removed from this status after a period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms specified by the restructured agreement. The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Carrying balance	$131	$276	$6,018	$1,152
Count	1	1	19	2

The following tables summarize, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	—	$—	$—	1	$4,089	$4,089
Nonfarm nonresidential	1	255	255	7	2,066	2,066

Total commercial real estate	1	255	255	8	6,155	6,155

Single-family real estate, closed end	3	645	645	4	715	715

Commercial and industrial	—	—	—	2	421	416

Total loans	4	$900	$900	14	$7,291	$7,286

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	4	$900	$900	14	$7,291	$7,286

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	—	$—	$—	3	$5,964	$5,964
Nonfarm nonresidential	2	840	840	14	15,729	15,108

Total commercial real estate	2	840	840	17	21,693	21,072

Single-family real estate, closed end	1	111	111	9	991	991

Commercial and industrial	—	—	—	5	985	558

Consumer	1	10	10	1	10	10

Total loans	4	$961	$961	32	$23,679	$22,631

Less: other loans held for sale	—	—	—	3	11,250	10,869

Loans, gross	4	$961	$961	29	$12,429	$11,762

The following tables summarize, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	2	$439	$439	6	$5,047	$5,047
Rate and term concessions	2	461	461	8	2,244	2,239

Total loans	4	$900	$900	14	$7,291	$7,286

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	4	$900	$900	14	$7,291	$7,286

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	—	$—	$—	3	$1,982	$1,982
Term concession	1	10	10	19	10,969	10,543
Rate and term concessions	3	951	951	8	6,080	5,840
Required principal paydowns concession	—	—	—	1	1,736	1,355
Other	—	—	—	1	2,912	2,911

Total loans	4	$961	$961	32	$23,679	$22,631

Less: other loans held for sale	—	—	—	3	11,250	10,869

Loans, gross	4	$961	$961	29	$12,429	$11,762

The following tables summarize, by class, loans modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Construction, land development and other land loans	—	$—	1	$488
Nonfarm nonresidential	1	256	6	1,801

Total commercial real estate	1	256	7	2,289

Single-family real estate, closed end	—	—	1	46

Total loans	1	$256	8	$2,335

Less: other loans held for sale	—	—	—	—

Loans, gross	1	$256	8	$2,335

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Nonfarm nonresidential	2	$2,122	4	$2,780

Total commercial real estate	2	2,122	4	2,780

Single-family real estate, closed end	2	293	3	462

Commercial and industrial	—	—	4	461

Total loans	4	$2,415	11	$3,703

Less: other loans held for sale	—	—	—	—

Loans, gross	4	$2,415	11	$3,703

Impaired Loans. The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands). All loans that have been modified in troubled debt restructurings are impaired loans.

	September 30, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Other loans held for sale	$4,825	$—	$2,113	$—	$6,938
Loans, gross	27,119	3,043	4,987	5,603	40,752

Total impaired loans	$31,944	$3,043	$7,100	$5,603	$47,690

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Other loans held for sale	$8,366	$—	$5,812	$14,178
Loans, gross	37,191	9,546	23,054	69,791

Total impaired loans	$45,557	$9,546	$28,866	$83,969

The following table summarizes the composition of and information relative to impaired loans, by class, at September 30, 2012 (in thousands).

	Gross loans			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$5,340	$20,082		$2,113	$9,072	$7,453	$29,154
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	1,666	6,094		4,825	6,603	6,491	12,697

Total commercial real estate	7,006	26,176		6,938	15,675	13,944	41,851

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,014	6,656		—	—	2,014	6,656
Single-family real estate, closed end, junior lien	10	27		—	—	10	27

Total single-family residential	2,024	6,683		—	—	2,024	6,683

Commercial and industrial	596	1,022		—	—	596	1,022

Consumer	9	9				9	9

Total impaired loans with no related allowance recorded	$9,635	$33,890		$6,938	$15,675	$16,573	$49,565

With an allowance recorded:
Construction, land development and other land loans	$1,221	$1,221	$159			$1,221	$1,221	$159
Multifamily residential	245	245	6			245	245	6
Nonfarm nonresidential	27,014	27,395	2,962			27,014	27,395	2,962

Total commercial real estate	28,480	28,861	3,127			28,480	28,861	3,127

Single-family real estate, revolving, open end loans	405	405	—			405	405	—
Single-family real estate, closed end, first lien	1,111	1,111	97			1,111	1,111	97
Single-family real estate, closed end, junior lien	206	206	164			206	206	164

Total single-family residential	1,722	1,722	261			1,722	1,722	261

Commercial and industrial	885	885	49			885	885	49

Consumer	30	30	5			30	30	5

Total impaired loans with an allowance recorded	$31,117	$31,498	$3,442			$31,117	$31,498	$3,442

Total:
Construction, land development and other land loans	$6,561	$21,303	$159	$2,113	$9,072	$8,674	$30,375	$159
Multifamily residential	245	245	6	—	—	245	245	6
Nonfarm nonresidential	28,680	33,489	2,962	4,825	6,603	33,505	40,092	2,962

Total commercial real estate	35,486	55,037	3,127	6,938	15,675	42,424	70,712	3,127

Single-family real estate, revolving, open end loans	405	405	—	—	—	405	405	—
Single-family real estate, closed end, first lien	3,125	7,767	97	—	—	3,125	7,767	97
Single-family real estate, closed end, junior lien	216	233	164	—	—	216	233	164

Total single-family residential	3,746	8,405	261	—	—	3,746	8,405	261

Commercial and industrial	1,481	1,907	49	—	—	1,481	1,907	49

Consumer	39	39	5	—	—	39	39	5

Total impaired loans	$40,752	$65,388	$3,442	$6,938	$15,675	$47,690	$81,063	$3,442

Interest income recognized on impaired loans during the three and nine months ended September 30, 2012 was $475 thousand and $1.4 million, respectively. The average balance of total impaired loans was $49.9 million and $66.9 million for the same periods.

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

							At and for the year ended December 31, 2011
	At and for the nine months ended September 30, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
							Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	10,126	1,689	(426)	218	143	11,750	20,500

Loan charge-offs	15,495	3,044	361	498	497	19,895	22,832
Loan recoveries	170	94	133	145	345	887	994

Net loans charged-off	15,325	2,950	228	353	152	19,008	21,838

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338	$25,596

Individually evaluated for impairment	$3,127	$261	$49	$5	$—	$3,442	$6,505
Collectively evaluated for impairment	9,700	2,966	1,159	1,069	2	14,896	19,091

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$35,486	$3,746	$1,481	$39	$—	$40,752	$69,791
Collectively evaluated for impairment	415,898	166,397	50,440	51,332	9,121	693,188	703,767

Total gross loans	$451,384	$170,143	$51,921	$51,371	$9,121	$733,940	$773,558

5.	Other Loans Held for Sale and Valuation Allowance

Other loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the three months ended September 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale

Balance at June 30, 2012	$16,224	$1,778

Additions:
Origination of SBA loans held for sale	150	—

Total additions	150	—

Reductions:
Proceeds from sales of other loans held for sale	7,508	—

Total reductions	7,508	—

Balance at September 30, 2012	$8,866	$1,778

During the third quarter 2012, the Company began originating loans partially guaranteed by the SBA, an agency of the U.S. government. The Company anticipates that such lending will be a normal part of its lending strategy going forward and will likely sell the guaranteed portion of these loans into the secondary market. At September 30, 2012, other loans held for sale included the guaranteed portion of one SBA loan in the amount of $150 thousand. Other loans held for sale at September 30, 2012 also included three commercial real estate loans with a net carrying value of $6.9 million that are being marketed for sale.

The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the nine months ended September 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	12,214	—
Origination of SBA loans held for sale	150	—
Writedowns on other loans held for sale included in valuation allowance, net	—	100

Total additions	19,872	100

Reductions:
Proceeds from sales of other loans held for sale	22,100	874
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	70	—

Total reductions	27,745	883

Balance at September 30, 2012	$8,866	$1,778

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	September 30, 2012	December 31, 2011
Land	$5,581	$5,591
Buildings	19,531	19,497
Leasehold improvements	4,309	4,644
Furniture and equipment	12,580	12,147
Software	4,491	4,210
Bank automobiles	94	95
Capital lease asset	1,378	1,378

Premises and equipment, gross	47,964	47,562

Accumulated depreciation	(23,097)	(21,758)

Premises and equipment, net	$24,867	$25,804

At September 30, 2012, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned. At September 30, 2012, the Bank also had six limited service offices located in retirement centers in the Upstate. Additionally, the Bank maintains one leased brokerage office in Greenville County, which is separate from any branch.

For information related to premises and equipment related to the sale of two branches on July 1, 2012, see Note 21, Branch Sale.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $578 thousand and $581 thousand, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1.9 million and $1.8 million, respectively.

7.	Long-Lived Assets Held for Sale

The Company is currently marketing for sale a vacant Bank-owned branch facility and a vacant parcel of land with a total aggregate net book value of $685 thousand at September 30, 2012. In addition, a separate vacant Bank-owned branch facility with a net book value of $165 thousand is under contract for sale and is scheduled to close during the fourth quarter 2012. The Company recorded a $50 thousand loss on this property during the third quarter 2012 to write it down to its contracted sales price less estimated selling costs. Both branch facilities and the parcel of land are included in Other assets in the Consolidated Balance Sheets.

8.	Mortgage-Banking Activities

Mortgage loans serviced for the benefit of others amounted to $390.5 million and $397.5 million at September 30, 2012 and December 31, 2011, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

The book value of mortgage-servicing rights was $2.5 million at September 30, 2012 and $2.6 million at December 31, 2011. Mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of mortgage-servicing rights was $3.1 million at September 30, 2012 and $3.2 million at December 31, 2011.

Mortgage-Servicing Rights Activity

The following table summarizes the changes in mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,541	$2,747	$2,586	$2,896
Capitalized mortgage-servicing rights	238	102	601	328
Mortgage-servicing rights portfolio amortization and impairment	(240)	(178)	(648)	(553)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,539	$2,671	$2,539	$2,671

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Valuation allowance, beginning of period	$40	$38	$39	$39
Additions charged to operations	1	2	2	1

Valuation allowance, end of period	$41	$40	$41	$40

9.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	September 30, 2012	December 31, 2011
Foreclosed real estate	$11,609	$27,663
Repossessed personal property	39	161

Total foreclosed real estate and repossessed personal property	$11,648	$27,824

Included in foreclosed real estate at September 30, 2012 is one property consisting of 60 undeveloped residential lots with a net book value of $7.1 million.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $320 thousand and $5.4 million at September 30, 2012 and December 31, 2011, respectively.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2012	2011	2012	2011
Foreclosed real estate, beginning of period	$14,683	$15,267	$27,663	$19,983
Plus: New foreclosed real estate	139	6,302	4,300	11,714
Less: Proceeds from sale of foreclosed real estate	(2,674)	(3,830)	(11,738)	(12,287)
Plus: Gain (loss) on sale of foreclosed real estate	222	(131)	540	(45)
Less: Writedowns and losses charged to expense	(761)	(2,912)	(9,156)	(4,669)

Foreclosed real estate, end of period	$11,609	$14,696	$11,609	$14,696

Writedowns charged to expense include writedowns of $619 thousand and $142 thousand related to the receipt of updated appraisals and execution of contracts to sale, respectively, during the three months ended September 30, 2012. Writedowns charged to expense include writedowns of $5.8 million and $3.3 million related to the receipt of updated appraisals and execution of contracts to sale, respectively, during the nine months ended September 30, 2012. A writedown charged to expense on one property consisting of 60 undeveloped residential lots represented 40% ($3.6 million) of the writedowns related to the receipt of updated appraisals during the nine months ended September 30, 2012.

At October 24, 2012, five additional properties with an aggregate net carrying amount of $1.1 million at September 30, 2012 were under contract for sale to close in the fourth quarter 2012 at an anticipated $108 thousand gain.

10.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	September 30, 2012	December 31, 2011
Transaction deposits	$471,661	$460,766
Money market deposits	129,518	145,649
Savings deposits	69,381	59,117
Time deposits $100,000 and greater	181,649	198,202
Time deposits less than $100,000	164,020	200,447

Total deposits	$1,016,229	$1,064,181

At September 30, 2012 and December 31, 2011, $481 thousand and $621 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at September 30, 2012 or December 31, 2011.

As more fully discussed in Note 21, Branch Sale, deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million).

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Transaction deposit accounts	$9	$14	$30	$97
Money market deposit accounts	8	38	40	171
Savings deposit accounts	2	4	6	31
Time deposit accounts	1,207	2,211	3,882	7,168

Total interest paid on deposits	$1,226	$2,267	$3,958	$7,467

11.	Borrowings

Correspondent Bank Lines of Credit

At both September 30, 2012 and December 31, 2011, the Company had access to two secured and one unsecured line of credit from correspondent banks totaling $35 million, none of which was utilized as of either date.

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

The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. As an FHLB member, and to be eligible to borrow, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for FHLB stock, and this stock has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, which are generally based on the amount of borrowings the Company has outstanding with the FHLB. Requests for redemptions of FHLB stock are met at the discretion of the FHLB. The carrying value of this stock was $1.8 million at September 30, 2012 and $3.5 million at December 31, 2011.

During the three and nine months ended September 30, 2012, the FHLB redeemed $378 thousand and $1.7 million, respectively, of FHLB stock from the Company at book value.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	September 30, 2012	December 31, 2011
Available lendable loan collateral value pledged to serve against FHLB advances	$79,922	$66,690
Available lendable investment security collateral value pledged to serve against FHLB advances	—	15,410

Total lendable collateral value pledged to serve against FHLB advances	$79,922	$82,100

At both September 30, 2012 and December 31, 2011, the Company had no outstanding advances from the FHLB.

Federal Reserve Discount Window

At September 30, 2012 and December 31, 2011, $4.5 million and $10.9 million of loans and investment securities, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company. In May 2012, the Company was notified by the Federal Reserve that any future borrowings from the Federal Reserve Discount Window (“Discount Window”) would be reinstated at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. From the first quarter 2010 through the second quarter 2012, the Company was only able to borrow from the Discount Window at the secondary credit rate and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Company has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access such lines. The Federal Reserve has the discretion to deny approval of borrowing requests.

12.	Shareholders’ Equity

Common Shares

At September 30, 2012, the Company had 75,000,000 authorized shares of common stock of which 12,751,690 shares were issued and outstanding. As disclosed in Note 15, Equity Based Compensation, as of October 24, 2012 the Company has reserved a total of 427,725 shares for future issuance under various equity incentive plans. During the nine months ended September 30, 2012, the Company awarded a total of 17,613 shares of restricted stock to directors as payment of their annual retainer fee and 8,020 shares of restricted stock to certain employees (employees are commonly referred to by the Company as “teammates”) in recognition of performance.

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. Under the terms of a Consent Order the Bank entered into with the FDIC and the South Carolina State Board of Financial Institutions (the “State Board”) in June 2010 (the “Consent Order”), the Bank is currently prohibited from paying dividends to the Company without the prior consent of these regulatory agencies.

13.	Income Taxes

For the nine months ended September 30, 2012, the Company realized a federal taxable net operating loss of $9.3 million. As of September 30, 2012, the Company had remaining federal net operating loss carryforwards totaling $22.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031, and $9.3 million will expire in 2032.

As of September 30, 2012, net deferred tax assets, without regard to any valuation allowance, of $32.5 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of the net operating losses noted above. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on the Company’s projection of future taxable income, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, the Company initially recorded a valuation allowance against the net deferred tax assets in December 2010. The Company’s ongoing analysis indicated that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at September 30, 2012.

The private placement consummated in October 2010 (the “Private Placement”) was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within 5 years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of September 30, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three and nine months ended September 30, 2012, an income tax benefit of $436 thousand and provision of $3.6 million, respectively, were recorded to reflect changes in the valuation allowance as a result of changes in the deferred tax liability on net unrealized gains in the Company’s investment securities portfolio.

14.	Employee Benefit Plans

401(k) Plan

During the three and nine months ended September 30, 2011, the Company made matching contributions to the 401(k) plan totaling $111 thousand and $293 thousand, respectively. There have been no Company matching contributions to the 401(k) plan during the three and nine months ended September 30, 2012. Effective January 1, 2012, the Company suspended its regular ongoing matching of teammate contributions and replaced it with a discretionary contribution based on attaining an appropriate level of profitability.

Defined Benefit Pension Plan

Historically, the Company has offered a noncontributory, defined benefit pension plan (the “Pension Plan”) that covered all full-time teammates having at least 12 months of continuous service and having attained age 21. In 2007, the Company notified teammates that it would cease accruing pension benefits for teammates with regard to the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

The Company recognizes the funded status of the Pension Plan in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits and any remaining transition amounts that had not yet been recognized through net periodic benefit cost since the Pension Plan was frozen are recognized in accumulated other comprehensive income, net of tax impacts, until they are amortized as a component of net periodic benefit cost.

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $5.2 million and $6.1 million at September 30, 2012 and December 31, 2011, respectively.

The fair value of Pension Plan assets totaled $14.3 million and $13.7 million at September 30, 2012 and December 31, 2011, respectively.

Cost of the Pension Plan. The following table summarizes the net periodic expense components for the Pension Plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest cost	$234	$250	$724	$751
Expected return on plan assets	(276)	(296)	(855)	(866)
Amortization of net actuarial loss	222	197	688	591

Net periodic pension expense	$180	$151	$557	$476

As a result of the Company’s decision to curtail the Pension Plan effective January 1, 2008, no costs relative to service costs have been necessary since that date as teammates no longer accrue benefits for services rendered.

Current and Future Expected Contributions. The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset to liability ratio less than 80% with additional burdens imposed if the asset to liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the Internal Revenue Service based on the 24 month average of bond yields), the Company’s plan was 75% funded immediately prior to making the additional contribution and, as a result, in March 2012, the Company contributed $1.0 million to the Pension Plan. This contribution increased the Company’s asset to liability ratio to meet the 80% threshold level. During January 2012, the Company made its final employer contributions for the 2011 plan year in the amount of $94 thousand. Through September 30, 2012, the Company has made employer contributions in the amount of $326 thousand for the 2012 plan year and anticipates additional employer contributions in the amount of $326 thousand will be made for the 2012 plan year during the remainder of 2012 and first quarter 2013.

Key Man Life Insurance

The Company has fully funded life insurance policies on certain former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both September 30, 2012 and December 31, 2011, the cash surrender value of such policies totaled $1.6 million.

15.	Equity Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016. All stock option awards granted have a five-year vesting term and an exercise period of ten years. The Board determined the terms of the options on the grant date. The option exercise price was at least 100% of the fair value of the Company’s common stock as of the grant date. Options granted to teammates were incentive stock options, while options granted to non-teammates were nonqualified stock options.

The Company estimates the grant date fair value of stock options granted using the Black-Scholes option-pricing model. The estimated grant date fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, the level of risk-free interest rates, dividend yields and expected option term.

The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2010	30,003	$91.72
Forfeited	—	—

Outstanding at March 31, 2011	30,003	91.72
Forfeited	—	—

Outstanding at June 30, 2011	30,003	91.72
Forfeited	1,800	106.40

Outstanding at September 30, 2011	28,203	90.79
Forfeited	9,500	85.16

Outstanding at December 31, 2011	18,703	93.65
Forfeited	6,000	93.20

Outstanding at March 31, 2012	12,703	93.86
Forfeited	—	—

Outstanding at June 30, 2012	12,703	93.86
Forfeited	750	109.20

Outstanding at September 30, 2012	11,953	$92.89

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at September 30, 2012.

			Options outstanding and exercisable
Exercise price or range of exercise prices			Number of stock options outstanding and exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price
	$80.00		5,503	0.25	$80.00
$93.20	to	$106.40	2,500	1.35	94.52
$109.20	to	$121.60	3,950	3.30	109.83

		Total	11,953	1.49	92.89

At September 30, 2012 and December 31, 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

Under the 2008 Restricted Stock Plan (the “2008 Plan”), 62,500 shares of common stock have been reserved for issuance subject to its anti-dilution provisions. Forfeitures are returned to the available pool of common stock for future issuance. Generally, the recipient will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights except that the Company will retain custody of the stock certificate, and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant date fair value
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00
2012 Grants	(17,613)	5.11
2012 Forfeitures	350	168.00

Remaining shares available for issuance at September 30, 2012	13,543

Of the 48,957 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 35,620 shares had been met as of September 30, 2012.

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

Restricted stock awards to teammates under the 2008 Plan are generally subject to a five-year vesting period.

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

Under the 2011 Plan, the Board, at its discretion, determines the amount of equity awards to be granted, vesting conditions, type of award and any other terms and conditions. No options are exercisable more than 10 years after the date of grant. Generally, the recipient will have the right to receive dividends, if any, with respect to any shares of restricted stock granted, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate, and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance. The following table summarizes the 2011 Plan stock option and restricted stock activity for the periods indicated.

	Total shares	Shares of restricted stock	Weighted- average grant date fair value	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	(473,002)	89,751	$10.48	383,251	$10.51
2012 Grants	(8,020)	8,020	6.50	—	—

Remaining shares available for issuance at September 30, 2012	18,978

During the nine months ended September 30, 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to both future performance and service conditions and, assuming these conditions are met, will vest from 2015 to 2017. Total future compensation expense of $52 thousand associated with these awards is expected to be recognized through May 2017.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at September 30, 2012. No options were exercisable under the 2011 Plan at September 30, 2012.

	Options outstanding
Exercise price	Number of stock options outstanding at September 30, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$ 10.40	312,501	8.62	$10.40
$ 11.00	70,750	8.78	11.00

Total	383,251	8.65	$10.51

At September 30, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

Compensation Expense Relating to Equity Based Compensation

The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense over the service period for grants that have time / service-based vesting provisions.

The compensation expense for stock options charged against pretax loss for the 1997 Plan during the three and nine months ended September 30, 2011 was less than $1 thousand for both periods. There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) with regard to the deductible portion of this compensation expense. All compensation expense relative to grants under the 1997 Plan had been recognized as of December 31, 2011. As such, there was no compensation expense relative to grants under the 1997 Plan during the three and nine months ended September 30, 2012.

The following table summarizes compensation expense for the 2008 Plan and the 2011 Plan charged against pretax income (loss) for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Compensation expense
2008 Plan	$47	$71	$279	$290
2011 Plan	193	189	573	270

Total compensation expense	$240	$260	$852	$560

Income tax benefit	$—	$—	$—	$—

Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. At September 30, 2012, based on equity awards outstanding at that time, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $406 thousand and $1.9 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

16.	Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	12,640,517	12,618,092	12,638,838	12,533,937
Dilutive impact resulting from potential common share issuances	—	—	—	—

Weighted average common shares outstanding - diluted	12,640,517	12,618,092	12,638,838	12,533,937

Per Share Data
Net income (loss) - basic	$0.25	$(0.43)	$(0.36)	$(1.68)
Net income (loss) - diluted	0.25	(0.43)	(0.36)	(1.68)

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For diluted net income (loss) per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. No potential common shares were included in the computation of the diluted loss per share amount for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and 2011 and as inclusion would be anti-dilutive given the Company’s net loss during the respective periods. In addition, there was no dilutive impact from stock options to be included in weighted average shares for the three months ended September 30, 2012 since there were no outstanding stock option awards for which the strike price exceeded the market price nor was there a dilutive impact from restricted stock to be included in weighted average shares for the three months ended September 30, 2012 since outstanding restricted stock awards were anti-dilutive or subject to performance conditions. Since the Company does not have any preferred shares outstanding, there is no difference between net income (loss) and net income (loss) available to common shareholders for the periods presented.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extension of credit with off-balance sheet risk at September 30, 2012 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$53,381
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	4,505
Commercial real estate, other construction loan, and land development loan commitments	49,095
Commercial and industrial loan commitments	21,843
Overdraft protection line commitments	25,650
Other	8,293

Total commitments to extend credit	$162,767

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $3.7 million and $3.0 million at September 30, 2012 and December 31, 2011, respectively.

The reserve for estimated credit losses on unfunded commitments at September 30, 2012 and December 31, 2011 was $406 thousand and $378 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

Mortgage loan commitments originated by the Bank are for mortgage loans that are generally sold in the secondary market upon origination and are, therefore, short-term in nature. The commitments to originate mortgage loans that are intended to be sold are accounted for as freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. For disclosure regarding these loan commitments and freestanding derivatives, see Note 18, Derivative Financial Instruments and Hedging Activities.

Loan Participations

The Company periodically sells portions of loans extended to clients in order to manage overall credit concentrations under loan participation agreements. With regard to loan participations, the Company serves as the lead bank and is therefore responsible for certain administrative and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Contractual Obligations

In addition to the contractual commitments and arrangements previously described, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes the contractual obligations of time deposit accounts at September 30, 2012 (in thousands).

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Time deposit accounts	$266,786	$74,082	$4,742	$59	$345,669

As described in Note 21, Branch Sale, on July 1, 2012 the Bank completed the sale of two branches, one of which was a leased facility under a lease agreement with a term through September 2015. While the lease has been assigned to the purchaser of the branches as of July 1, 2012, the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $132 thousand.

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

18.	Derivative Financial Instruments and Hedging Activities

At September 30, 2012 and December 31, 2011, the Company’s only derivative instruments related to residential mortgage lending activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan and the time the closed loan is sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to-be-issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments and are recorded on the Consolidated Balance Sheets at fair value. They do not qualify for hedge accounting treatment. Fair value adjustments are recorded within Mortgage-banking income in the Consolidated Statements of Income (Loss).

At September 30, 2012, commitments to originate conforming mortgage loans totaled $18.6 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $819 thousand. At December 31, 2011, commitments to originate conforming mortgage loans totaled $10.7 million and had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $365 thousand. The net change in derivative loan commitment fair values during the three months ended September 30, 2012 and 2011 resulted in net derivative loan commitment income of $383 thousand and $449 thousand, respectively. The net change in derivative loan commitment fair values during the nine months ended September 30, 2012 and 2011 resulted in net derivative loan commitment income of $454 thousand and $426 thousand, respectively.

Forward sales commitments totaled $18.3 million at September 30, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $1 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $278 thousand. Forward sales commitments totaled $8.0 million at December 31, 2011. At December 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $116 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $25 thousand. The net change in forward sales commitment fair values during the three months ended September 30, 2012 and 2011 resulted in expense of $570 thousand and $31 thousand, respectively. The net change in forward sales commitment fair values during the nine months ended September 30, 2012 and 2011, resulted in expense of $368 thousand and $95 thousand, respectively.

19.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$12,412	$—	$12,412
Collateralized mortgage obligations	—	128,727	—	128,727
Other mortgage-backed (federal agencies)	—	86,871	—	86,871
SBA loan-backed (federal agency)	40,901	21,894	—	62,795
Derivative financial instruments	—	820	—	820

Total assets measured at fair value on a recurring basis	$40,901	$250,724	$—	$291,625

Liabilities
Derivative financial instruments	$—	$278	$—	$278

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$120,965	$—	$120,965
Collateralized mortgage obligations	—	118,949	—	118,949
Other mortgage-backed (federal agencies)	—	21,078	—	21,078
Derivative financial instruments	—	481	—	481

Total assets measured at fair value on a recurring basis	$—	$261,473	$—	$261,473

Liabilities
Derivative financial instruments	$—	$25	$—	$25

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,795	$—	$3,795
Other loans held for sale	150	6,938	—	7,088
Impaired loans in gross loans	193	15,718	3,516	19,427
Foreclosed real estate and repossessed personal property	1,022	624	10,002	11,648
Long-lived assets held for sale	165	—	685	850

Total assets measured at fair value on a nonrecurring basis	$1,530	$27,075	$14,203	$42,808

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,648	$—	$3,648
Other loans held for sale	—	12,857	1,321	14,178
Impaired loans in gross loans	—	36,314	7,111	43,425
Foreclosed real estate and repossessed personal property	3,491	2,266	22,067	27,824
Long-lived assets held for sale	—	—	1,603	1,603

Total assets measured at fair value on a nonrecurring basis	$3,491	$55,085	$32,102	$90,678

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired Loans. At September 30, 2012 and December 31, 2011, the fair value of a majority of impaired loans was estimated based on the fair value of the underlying collateral, which is considered a Level 2 fair value estimate. A property underlying an impaired loan was under binding contract to be sold at September 30, 2012 and was, therefore, valued based on the contracted sales price, which is considered a Level 1 fair value estimate. We generally obtain third-party “as-is” appraisals on collateral securing impaired loans at the time it is classified as such if an appraisal has not been obtained within the most recent 12 month period. For the term that the loan remains classified as impaired, we obtain updated appraisals annually. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the estimated fair value of the impaired loan is classified as Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosures in the table above.

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

Long-Lived Assets Held for Sale. Nonrecurring fair value adjustments on long-lived assets held for sale reflect impairment writedowns. Appraisals are used to determine impairment, and these appraisals may require significant adjustments to market-based valuation inputs due to lack of recent comparable sales or the age of the appraisal. As a result, the assets subject to significant adjustments to market-based valuation inputs are typically classified as Level 3 due to the fact that unobservable inputs are significant to the fair value measurement.

The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2012 (in thousands).

	Fair value at September 30, 2012	Valuation technique	Significant unobservable inputs
Assets
Impaired loans in gross loans	$3,516	Internal assessment of collateral value	Adjustments to appraisals for recent comparable sales
Foreclosed real estate and repossessed personal property	10,002	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales
Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair value for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company has used management’s best estimate of fair value based on methodologies as summarized in our 2011 Annual Report on Form 10-K. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
September 30, 2012
Financial instruments - assets
Loans (1)	$696,175	$710,141

Financial instruments - liabilities
Deposits	1,016,229	1,016,438

December 31, 2011
Financial instruments - assets
Loans (1)	$704,537	$715,288

Financial instruments - liabilities
Deposits	1,064,181	1,069,792

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price.

20.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at September 30, 2012 and December 31, 2011. In connection with the Consent Order, the Bank is subject to a minimum Tier 1 leverage ratio of 8.00%, which is higher than the statutory Tier 1 leverage ratio of 5.00% that is required to be classified as well-capitalized.

Since September 30, 2012, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2012
Total capital to risk-weighted assets
Company	$112,381	13.85%	$64,919	8.00%	n/a	n/a
Bank	112,240	13.83	64,918	8.00	$81,148	10.00%

Tier 1 capital to risk-weighted assets
Company	102,131	12.59	32,460	4.00	n/a	n/a
Bank	101,990	12.57	32,459	4.00	48,689	6.00

Tier 1 leverage ratio
Company	102,131	8.95	45,643	4.00	n/a	n/a
Bank	101,990	8.94	45,642	4.00	57,053	5.00

At December 31, 2011
Total capital to risk-weighted assets
Company	$116,864	13.49%	$69,280	8.00%	n/a	n/a
Bank	115,985	13.39	69,285	8.00	$86,607	10.00%

Tier 1 capital to risk-weighted assets
Company	105,852	12.22	34,640	4.00	n/a	n/a
Bank	104,972	12.12	34,643	4.00	51,964	6.00

Tier 1 leverage ratio
Company	105,852	8.59	49,270	4.00	n/a	n/a
Bank	104,972	8.52	49,271	4.00	61,589	5.00

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

•

Determine, within 30 days of the last day of the calendar quarter, capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the Supervisory Authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums;

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

•

Review and update, within 60 days from the effective date of the Consent Order, policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1 million which are criticized as “Substandard,” “Doubtful” or “Special Mention”;

•	Revise, within 60 days from the effective date of the Consent Order, policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned;

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

•

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans and other extensions of credit which are carried on the Bank’s books as loans on the basis of credit quality;

•

Review and update, within 60 days from the effective date of the Consent Order, the written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figures with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan and coordination of the Bank’s loan, investment and operating policies and budget and profit planning with the funds management policy;

•	Review and update, within 60 days from the effective date of the Consent Order, the written plan addressing liquidity, contingent funding and asset liability management;

•

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009;

•	Not accept, renew or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b);

•	Limit asset growth to 10% per annum;

•	Not declare or pay any dividends or bonuses or make any distributions of interest, principal or other sums on subordinated debentures without the prior approval of the Supervisory Authorities;

•

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC. Beginning in April 2010 the Bank was notified by the FDIC that it had determined that the geographic areas in which the Bank operates were considered high-rate areas. Accordingly, the Bank is able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in its geographic areas; and

•

Furnish, within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank intends to take all actions necessary to comply with the requirements of the Consent Order, and, as of the date hereof, has submitted all documentation required to the Supervisory Authorities. The Company believes it is currently in compliance with all requirements of the Consider Order. However, the determination of compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that the Bank is in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material effect on the Company’s financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Basel III Capital Requirements

In June 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. The comment period on the NPRs ended on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

21.	Branch Sale

On July 1, 2012, the Bank consummated the sale of its Rock Hill and Blacksburg, South Carolina branches. The agreement to sell these branches was originally entered into on January 27, 2012. The branch sale was the final part of Company’s plans to reduce the Bank’s branch network through sale or consolidation into existing branches, which was announced in December 2011. In connection with the consummation of the sale, the Bank sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. The Company recorded a gain on sale of the branches, net of transaction costs, of $568 thousand, which was recognized during the third quarter 2012. As part of the settlement of the sale, the Company made a cash payment to the purchaser of $31.6 million, representing the excess of deposits and other liabilities assumed by the purchaser over the carrying value of loans and other assets sold and the deposit premium received.

The following table summarizes the primary balance sheet amounts relative to the branches sold (in thousands).

Assets
Cash and cash equivalents	$643
Other loans held for sale	7,508
Long-lived assets held for sale	664

Liabilities
Transaction deposits	$12,641
Money market deposits	3,550
Savings deposits	2,141
Time deposits	22,763

Total deposits	$41,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and our subsidiary, The Palmetto Bank, except where the context indicates otherwise.

The following discussion and analysis presents the more significant factors impacting our financial condition as of September 30, 2012 and results of operations and cash flows for the three and nine months ended September 30, 2012. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ended December 31, 2012 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

Forward-Looking Statements

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Expected results of operations could be adversely impacted as a result of higher credit losses, generally and specifically, because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors including declining real estate values, increasing interest rates, increasing unemployment or changes in payment behavior or other factors,

•

Expected results of operations could be adversely impacted as a result of higher credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,

•

Expected results of operations could be adversely impacted if we make additional strategic decisions to sell problem loans and foreclosed assets at discounted prices to accelerate the resolution of our problem assets,

•	The rate of delinquencies and amounts of loans charged-off,

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of the remainder of our other loans held for sale at values equal to or greater than the currently recorded carrying balances avoiding additional writedowns,

•

Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums including the impact of the proposed capital rules under Basel III,

•	Our ability to comply with the Consent Order and potential regulatory actions if we fail to comply,

•

Results of examinations by our regulatory authorities including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or writedown assets,

•	Our ability to attract and retain key personnel,

•	Our ability to retain our existing clients including our deposit relationships,

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,

•	The amount of our loan portfolio collateralized by real estate and weakness in the real estate market,

•	Increased funding costs due to market illiquidity, increased competition for funding and / or increased regulatory requirements with regard to funding,

•	Changes in availability of wholesale funding sources including increases in collateral margin requirements,

•	Significant increases in competitive pressure in the banking and financial services industries,

•	Changes in the interest rate environment which could reduce anticipated or actual margins,

•	Changes in political conditions and the legislative or regulatory environment including the impact of recent financial reform legislation on the banking and financial services industries,

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

•

Our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Discount Window borrowings, sales of investment securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit-related losses and expenses,

•	The value of our stock price including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions,

•	Changes in the securities markets and / or

•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the SEC.

These risks are exacerbated by the state of local, national and international financial markets and fiscal situations, and we are unable to predict what impact these uncertain market conditions will have on us in the future. Beginning in 2008 and continuing through 2012, the capital and credit markets experienced extended volatility and disruption. During the first nine months of 2012, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Federal Reserve, it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 and 2013 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry and our business, financial condition and results of operations as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

Non-GAAP Financial Information

This report contains financial information determined by methods other than U.S. GAAP. This report discusses both GAAP net income (loss) and pretax operating earnings excluding credit-related items and certain special items, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period-to-period in a meaningful manner. Non-GAAP measures have inherent limitations as analytic tools, are not required to be uniformly applied and are not audited. To mitigate these factors, we have procedures in place to ensure that these non-GAAP measures are determined using the appropriate GAAP components and that these measures are properly reflected to facilitate consistent period-to-period comparisons. Although we believe these non-GAAP measures enhance investors’ and management’s ability to evaluate and compare our operating results from period-to-period, non-GAAP measures should not be considered in isolation or as an alternative to any measure of performance as promulgated under GAAP. Readers should consider our recording of expenses associated with credit-related items and certain special items when assessing our performance.

Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data).

	At and for the three months ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

STATEMENTS OF INCOME (LOSS)
Interest income	$11,076	$11,422	$12,025	$12,761	$13,215
Interest expense	1,227	1,339	1,394	1,868	2,267

Net interest income	9,849	10,083	10,631	10,893	10,948
Provision for loan losses	600	8,450	2,700	2,000	5,600

Net interest income after provision for loan losses	9,249	1,633	7,931	8,893	5,348
Noninterest income	4,335	13,963	3,930	3,796	4,300
Noninterest expense	10,858	19,234	11,931	15,141	16,472

Net income (loss) before provision (benefit) for income taxes	2,726	(3,638)	(70)	(2,452)	(6,824)
Provision (benefit) for income taxes	(436)	3,511	517	(170)	(1,355)

Net income (loss)	$3,162	$(7,149)	$(587)	$(2,282)	$(5,469)

COMMON AND PER SHARE DATA
Net loss per common share:
Basic	$0.25	$(0.57)	$(0.05)	$(0.18)	$(0.43)
Diluted	0.25	(0.57)	(0.05)	(0.18)	(0.43)
Cash dividends per common share	—	—	—	—	—
Book value per common share	7.36	7.04	8.04	8.13	8.28
Outstanding common shares	12,751,690	12,752,040	12,744,020	12,726,388	12,726,399
Weighted average common shares outstanding - basic	12,640,517	12,638,160	12,637,819	12,618,092	12,618,092
Weighted average common shares outstanding - diluted	12,640,517	12,638,160	12,637,819	12,618,092	12,618,092
PERIOD-END BALANCES
Assets	$1,139,731	$1,180,960	$1,214,161	$1,203,152	$1,248,511
Investment securities available for sale, at fair value	290,805	247,400	269,841	260,992	277,605
Total loans	744,823	742,221	779,231	791,384	817,691
Deposits and retail repurchase agreements	1,034,865	1,080,937	1,100,614	1,088,039	1,132,321
FHLB borrowings	—	—	—	—	—
Shareholders’ equity	93,887	89,772	102,400	103,482	105,369
AVERAGE BALANCES
Assets	$1,138,997	$1,196,597	$1,206,452	$1,230,344	$1,270,576
Interest-earning assets	1,091,847	1,137,919	1,151,889	1,184,407	1,229,478
Investment securities available for sale, at fair value	278,312	250,903	262,812	270,006	279,781
Total loans	738,196	762,890	780,653	806,801	825,528
Deposits and retail repurchase agreements	1,037,444	1,083,126	1,088,767	1,112,828	1,150,491
Other short-term borrowings	18	25	47	20	12
FHLB borrowings	3	—	—	—	—
Shareholders’ equity	91,208	103,174	106,008	106,657	109,581
SELECT PERFORMANCE RATIOS
Return on average assets	1.10%	(2.40)%	(0.20)%	(0.74)%	(1.71)%
Return on average shareholders’ equity	13.79	(27.87)	(2.23)	(8.49)	(19.80)
Net interest margin	3.59	3.56	3.71	3.65	3.53
CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.01%	8.62%	8.79%	8.67%	8.62%
Shareholders’ equity as a percentage of assets	8.24	7.60	8.43	8.60	8.44
Tier 1 risk-based capital	12.59	12.25	12.31	12.22	12.26
Total risk-based capital	13.85	13.52	13.58	13.49	13.53
Tier 1 leverage	8.95	8.16	8.75	8.59	8.48
ASSET QUALITY INFORMATION
Allowance for loan losses	$18,338	$18,278	$23,388	$25,596	$26,900
Nonaccrual loans	19,879	24,176	45,544	53,028	75,007
Nonperforming assets	31,527	38,921	72,333	80,852	89,858
Net loans charged-off	540	13,560	4,908	3,304	5,681
Allowance for loan losses as a percentage of gross loans	2.50%	2.52%	3.07%	3.31%	3.43%
Nonaccrual loans as a percentage of gross loans, other loans held for sale and foreclosed assets	2.67	3.21	5.67	6.50	9.04
Nonperforming assets as a percentage of assets	2.77	3.30	5.96	6.72	7.20
Net loans charged-off as a percentage of average gross loans (annualized)	0.30	7.29	2.58	1.68	2.90
OTHER DATA
Number of full service branches	25	27	27	29	29
Number of full-time equivalent employees	321.5	322.5	338.5	351.5	358.0

Executive Summary of Third Quarter 2012 Financial Results

Context for the Three and Nine Months Ended September 30, 2012 and the Company

Palmetto Bancshares, Inc. was incorporated in 1982, and its wholly-owned subsidiary, The Palmetto Bank, has been operating since 1906. Given its 106-year history, the Company has developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, the Company has historically had a lower cost of deposits than its peers due to a higher core deposit mix.

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

In 2008, the Company executed its management succession plan, and, in early 2009, the Board of Directors hired a new Chief Executive Officer and Chief Operating Officer. As the impact of the recession worsened in 2009 and the Company began incurring significant credit losses, the Company’s new management team quickly developed and implemented a comprehensive Strategic Project Plan in June 2009 to address all areas of the Company with a primary emphasis on aggressively resolving the Company’s asset quality issues.

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

•	General anxiety on the part of our clients and the general public,

•	Uncertainty about the future and when the economy will return to “normal” and questions about what will be the “new normal,”

•	Low and uncertain interest rate environment particularly given government intervention in the financial markets and statements by the Federal Reserve that short-term rates may remain low through 2015,

•	General flattening of the yield curve placing additional pressure on the banking industry’s ability to generate traditional net interest income to support current infrastructure costs,

•	Downgrade of long-term U.S. Treasury obligations by a major credit rating agency in August 2011,

•

Uncertainty regarding the national debates surrounding several significant U.S. government programs such as The Patient Protection and Affordable Care Act, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the tax cuts scheduled to expire at the end of 2012 coupled with automatic spending cuts if a budget is not enacted and the expiration of the unlimited deposit insurance coverage for noninterest-bearing savings accounts under the FDIC’s Transaction Account Guarantee Program (“TAG”) program scheduled to expire on December 31, 2012,

•

An increase in the number of European Union member governments seeking financial assistance and implementation of austerity measures that could limit global growth and create further headwinds limiting domestic economic improvement,

•	Elevated levels of unemployment nationally and in our local markets, which have shown signs of improvement but for which uncertainty continues about whether the trend will continue to improve, and

•	Depressed residential housing market and commercial real estate values.

Additional context specific to the Company includes the following:

•

Fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57% which resulted in the Company reaching a natural “maturity/life cycle hump.” Common challenges associated with this stage of our life cycle include:

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

•

Effective July 1, 2009, the Company named a new Chief Executive Officer and President of the Bank and a new Chief Operating Officer of the Company and the Bank. Subsequently, the Chief Executive Officer of the Bank also assumed the title of Chief Executive Officer of the Company on January 1, 2010, and the Chief Operating Officer assumed additional responsibilities as Chief Risk Officer of the Company and the Bank in October 2009 and as Chief Financial Officer of the Company and the Bank from July 1, 2010 to February 2, 2011. These two executives have proven bank turnaround and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized herein.

•

During 2009 and 2010, we realigned our organizational structure and began the process of more specifically delineating our businesses. Additional organizational changes resulted in the delineation of our Commercial banking business in August 2009 and our Trust & Investment business in October 2010. In addition, the Company hired a new Chief Credit Officer in July 2009, a Retail Banking Executive in October 2010, a Chief Financial Officer in November 2010, a Chief Information Officer in May 2011 and appointed a new Commercial Banking Executive in June 2011 and an interim Trust & Investment Executive in January 2012.

•

Significant deterioration in asset quality during 2009 resulting in a net loss for 2009 which was the first annual net loss in the history of the Company since the Great Depression in the 1930s as well as net losses in 2010 and 2011. Asset quality challenges, which were the primary cause of net losses incurred in those periods, have continued through 2012 and contributed to net losses for the first two quarters of 2012. As a result of focused execution of our Strategic Plan, the Company returned to profitability for the third quarter 2012. However, asset quality challenges remain although at a significantly reduced level.

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

•

Strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually large and more complex loans originated from 2004 through 2008 as well as intentional reduction in the amount of wholesale funding and higher priced certificates of deposit used to fund loan growth during that period. Loans (including other loans held for sale) decreased $415.3 million from March 31, 2009 (peak quarter-end loans) to September 30, 2012. Borrowings and certificates of deposits also decreased $383.9 million from June 30, 2009 (peak quarter-end borrowings and time deposits) to September 30, 2012.

In light of the above, in 2009 management and the Board of Directors reacted quickly and defined three strategic initiatives, which are continually being refined and are currently summarized as follows:

Component	Primary Emphasis	Time Horizon
Strategic Project Plan

•        Manage through the extended recession and volatile economic environment, and

•        Execute the Strategic Project Plan related to credit quality, earnings, liquidity and capital (a more detailed description of the Strategic Project Plan follows) including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital.

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

Calendar years 2010 to 2012
Bank of the Future

•        Increasing the franchise value of The Palmetto Bank through our “value creation strategy,”

•        Enhancing the “client experience” from the external perspective of prospects and clients including refining our products, services and distribution channels to meet their expectations including significant technology upgrades planned for 2012,

•        Adapting to the rapidly changing financial services landscape including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income and higher compliance costs, and

•        Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions upon exit from the Consent Order.

Two to five years

We believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors has focused a tremendous amount of time and effort on addressing all three initiatives since 2009 with the overall objectives being: 1) to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and 2) to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank.” While the National Bureau of Economic Research concluded that the recession officially ended in June 2009, the impact of the recession is continuing to be felt by the banking industry and the Company. Accordingly, our focus has been centered on managing through the impacts of the extended recession to position the Company to return to profitability and to achieve sustained positive financial results once the economy begins to recover. We believe that our return to profitability in the third quarter 2012 is confirmation that our efforts are yielding results, and we will continue to execute on these strategic initiatives to improve our financial performance to achieve appropriate levels of profitability and risk-adjusted returns.

We consummated a Private Placement in October 2010 and subsequent follow-on offering in January 2011 through which we received $113.9 million of gross proceeds from the sale of common stock. The Private Placement was a significant step forward in the implementation of these strategic initiatives and resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned us from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention and new client acquisition. The trend in our financial results has steadily improved since consummation of the Private Placement including our return to quarterly profitability in the third quarter 2012.

As summarized in more detail herein, we are continuing our keen focus on improving credit quality and earnings. Overall, with the completion of the Private Placement, we have been more focused on resolving problem assets including through strategic bulk sales at discounted prices and repositioning the balance sheet to utilize our excess cash more effectively to improve our net interest margin. This included investing excess cash in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit accounts (“CDs”). We are also continuing to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, selling or consolidating branches that do not fit with our strategic direction, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go-to-market” strategies with relevant products and services and marketing plans by business.

As further discussed in Strategic Project Plan herein, in the third quarter 2011 we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. To the extent such negative economic conditions remain and the current interest rate environment and regulatory restrictions pressure revenue growth, we continue to evaluate the strategic actions necessary to enhance profitability, which may include additional expense reductions or other initiatives.

2012 Strategic Actions

During the second quarter 2012, we made strategic decisions to sell various problem assets at discounted prices to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future writedowns resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. As a result, we entered into contracts to sell selected classified loans (which include loans classified as “substandard” or “doubtful” as defined by our Lending Policy) and foreclosed real estate, before any allowance for loan losses, of $33.4 million and $11.8 million, respectively. In the aggregate, contracts to sell selected problem assets entered into during the second quarter resulted in charge-offs of $11.8 million, writedowns on other loans held for sale of $2.2 million and net writedowns on foreclosed real estate totaling $2.1 million for the nine months ended September 30, 2012.

During the second quarter 2012, we realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities. The sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses previously described and the resulting impact on regulatory capital. Proceeds from these sales were reinvested in investment securities during the second and third quarters 2012.

In addition to the asset sales noted above, effective July 1, 2012 we consummated the sale of our Rock Hill and Blacksburg branches in an effort to further reduce our ongoing operating costs. This sale was initially announced in December 2011, and an agreement was entered into to sell the Rock Hill and Blacksburg branches in January 2011. The sale resulted in a gain, net of transaction costs, of $568 thousand that was recognized in the third quarter 2012. Under terms of the transaction, the acquirer purchased the real estate, equipment, substantially all of the loans and certain other assets and assumed the deposits and lease obligations associated with these two branches.

As expected, the successful execution of these strategic initiatives were significant factors contributing to our return to profitability for the third quarter 2012.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and continues to remain at an elevated level higher than the national average. In addition, residential and commercial real estate projects are depressed with significant deterioration in values. As a result, the impact in our geographic area and to individual borrowers has been severe. In addition, our financial results for 2009 and continuing through the nine months ended September 30, 2012 were significantly impacted by the following in comparison to our historical financial results:

•

Provision for loan losses totaling $11.8 million in the first nine months of 2012 and $20.5 million, $47.1 million and $73.4 million in 2011, 2010 and 2009, respectively, compared to $5.6 million in 2008,

•	Loss on other loans held for sale totaling $2.5 million in the first nine months of 2012 and $8.1 million and $7.6 million 2011 and 2010, respectively, compared to none in 2009 and 2008,

•

Net loss from writedowns, expenses, operations and sales of foreclosed real estate totaling $9.0 million in the first nine months of 2012 and $7.5 million, $11.7 million and $3.2 million in 2011, 2010 and 2009, respectively, compared to $516 thousand in 2008,

•

Foregone interest of $1.3 million in the first nine months of 2012 and $3.0 million, $4.7 million and $3.7 million in 2011, 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 2.04%, 2.61%, 2.75% and 4.75%, respectively,

•

Higher FDIC deposit insurance assessments totaling $1.5 million in the first nine months of 2012 and $3.0 million, $4.5 million and $3.3 million in 2011, 2010 and 2009, respectively, compared to $786 thousand in 2008, due to industry-wide increases in general assessment rates, our voluntary participation in the FDIC’s TAG program, our capital classification falling below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009,

•	Goodwill impairment totaling $3.7 million in 2010,

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009,

•

One-time expenses of $341 thousand in the first nine months of 2012 and $343 thousand in 2011 for severance and retention payments, asset impairment charges and other related costs associated primarily with the reduction in our branch network and the outsourcing of our check processing function announced in the fourth quarter 2011, and

•

Full valuation allowance recorded against our net deferred tax asset beginning in December 2010 and continuing through September 2012 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our net losses in the first nine months of 2012 and the years ended December 31, 2011 and 2010.

On an annualized basis, in total, the above events reduced our pretax annualized earnings by $28.4 million during the nine months ended September 30, 2012 and $35.6 million, $72.3 million and $76.7 million during the years ended December 31, 2011, 2010 and 2009, respectively, compared to 2008. In addition, the valuation allowance recorded against the net deferred tax asset significantly limited our ability to recognize a tax benefit associated with our losses for the nine months ended September 30, 2012 and the year ended December 31, 2011 and increased our net loss by $20.5 million in 2010. While we reported a net loss for the nine months ended September 30, 2012, we reported net income of $3.2 million during the three months ended September 30, 2012 primarily as a result of significantly reduced credit costs which resulted from the execution of our Strategic Project Plan previously discussed. This was our first quarterly profit since the first quarter 2009.

As summarized below, as a result of the execution of our Strategic Project Plan, our pretax operating earnings excluding credit-related items and certain special items (non-GAAP measure) have improved following the consummation of the Private Placement (in thousands):

	For the three months ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net income (loss) (GAAP)	$(5,469)	$(2,282)	$(587)	$(7,149)	$3,162

Less: (Provision) benefit for income taxes	1,355	170	(517)	(3,511)	436

Less: Credit-related items
Provision for loan losses	(5,600)	(2,000)	(2,700)	(8,450)	(600)
Loan workout expenses (1)	(436)	(747)	(229)	(158)	(235)
Foreclosed real estate writedowns and expenses	(3,029)	(2,104)	(1,368)	(6,966)	(693)
Loss on other loans held for sale	(2,080)	(1,091)	(128)	(2,406)	(4)

Total credit-related items	(11,145)	(5,942)	(4,425)	(17,980)	(1,532)

Less: Special items
One-time expenses (primarily branch network reduction and check processing outsourcing)	—	(343)	(328)	(13)	—
Investment securities gains, net	—	101	—	9,859	—
Gain on sale of branches	—	—	—	—	568

Total special items	—	(242)	(328)	9,846	568

Net income before income taxes, credit-related and special items (Non-GAAP)	$4,321	$3,732	$4,683	$4,496	$3,690

(1)	Prior to the second quarter 2011, a portion of these costs were included in provision for loan losses. Beginning in May 2011, these costs were included in loan workout expenses.

The previous table contains financial information determined by methods other than U.S. GAAP. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare our operating results from period to period in a meaningful manner.

As a result of the recent recession and its aftermath, beginning in the fourth quarter of 2008 and continuing into 2012, construction, acquisition and development real estate projects have slowed, guarantors are financially stressed and increasing credit losses have surfaced. During 2009 and into 2010, delinquencies increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual borrowers, limited bank financing and credit availability and slow property sales. This deterioration manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the borrowers themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects and declines in fair values of real estate related assets resulting in lower cash proceeds from sales or fair values declining to the point that borrowers are no longer willing to sell the assets at such deep discounts.

These credit challenges resulted in a significant increase in the level of nonperforming assets which peaked at March 31, 2010. Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $7.0 million during the nine months ended September 30, 2012. We believe the level of loans moving into nonaccrual status declined as a result of our improved underwriting standards and a general stabilization in the economy.

Many of our nonaccrual loans are collateral dependent real estate loans for which we are required to reduce the loans to fair value less estimated selling costs with the fair values determined primarily based on third party appraisals of the underlying collateral. During 2009 and 2010, appraised values decreased significantly and continued to be depressed in 2011 and into 2012 even in comparison to appraisals received for loans originated from 2006 to 2009 and upon reappraisal since origination. As a result, our evaluation of our loan portfolio and foreclosed assets beginning in 2009 and continuing into 2012 resulted in significant credit losses.

While still at a historically elevated level, classified assets declined $11.8 million (11.3%) from June 30, 2012 and 64.7% from March 31, 2010 (peak quarter-end classified assets). In addition, nonperforming assets declined $7.4 million (19.0%) from June 30, 2012 and 77.8% from their peak at March 31, 2010. The decline during the third quarter 2012 was primarily a result of continued resolution efforts including closings associated with the problem asset sales entered into during the second quarter 2012.

The decision to aggressively reduce problem assets through asset sales during 2012 was part of our Strategic Project Plan designed to accelerate our return to profitability through avoidance of potential future writedowns resulting from receipt of ongoing appraisals and reductions in the related carrying and other costs incurred to resolve the problem assets and protect the collateral value. The improvement in credit quality metrics resulting from these asset sales and the positive financial impact of the strategic decisions resulting from our Company-wide project initiated during the third quarter 2011 to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise had a positive impact on our results for the third quarter 2012. During the third quarter 2012, we earned net income of $3.2 million, our first quarterly profit since the first quarter 2009.

Regulatory Developments

As a result of these circumstances and the examination of the Supervisory Authorities in November 2009, the Bank agreed to the issuance of the Consent Order with the Supervisory Authorities effective on June 10, 2010. A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order follows:

Requirements of the Consent Order	Bank’s Compliance Status

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk-Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.	We believe we are currently in compliance with this provision of the Consent Order.

Determine, within 30 days of the last day of the calendar quarter, its capital ratios. If any capital measure falls below the established minimum, within 30 days provide a written plan to the Supervisory Authorities describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums.	Based on current capital levels, this provision of the Consent Order has not been applicable.

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s Board of Directors.	We believe we are currently in compliance with this provision of the Consent Order.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.	We believe we are currently in compliance with this provision of the Consent Order.

Notify the Supervisory Authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers.	We believe we are currently in compliance with this provision of the Consent Order.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful.”	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.	We believe we are currently in compliance with this provision of the Consent Order.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets by certain specific percentages by defined dates and a reduction of the Bank’s risk exposure in relationships with assets in excess of $1,000,000 which are criticized as “Substandard,” “Doubtful” or “Special Mention.”	We believe we are currently in compliance with this provision of the Consent Order.

Revise, within 60 days from the effective date of the Consent Order, its policies and procedures for managing the Bank’s Adversely Classified Other Real Estate Owned.	We believe we are currently in compliance with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged-off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard” or “Special Mention” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.	We believe we are currently in compliance with this provision of the Consent Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.	As part of our Strategic Project Plan, we have performed a risk segmentation analysis of our concentrations of credit and developed a plan to reduce our concentration in commercial real estate. We continue to monitor our concentrations and, in particular, are continuing to work to reduce our concentrations in commercial real estate.

Review, within 60 days from the effective date of the Consent Order and annually thereafter, the Bank’s loan policies and procedures for adequacy and, based upon this review, make all appropriate revisions to the policies and procedures necessary to enhance the Bank’s lending functions and ensure their implementation.	We believe we are currently in compliance with this provision of the Consent Order.

Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written profit plan to ensure the Bank has a realistic, comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figures with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan and coordination of the Bank’s loan, investment and operating policies and budget and profit planning with the funds management policy.	We believe we are currently in compliance with this provision of the Consent Order.

Review and update, within 60 days from the effective date of the Consent Order, its written plan addressing liquidity, contingent funding and asset liability management.	We believe we are currently in compliance with this provision of the Consent Order.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in November 2009.	We believe we are currently in compliance with this provision of the Consent Order.

Requirements of the Consent Order	Bank’s Compliance Status

Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).	We believe we are currently in compliance with this provision of the Consent Order. Prior to and at September 30, 2012, the Bank did not have any brokered deposits.

Limit asset growth to 10% per annum.	We believe we are currently in compliance with this provision of the Consent Order.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal or other sums on subordinated debentures without the prior approval of the Supervisory Authorities.	We believe we are currently in compliance with this provision of the Consent Order.

Not offer an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on its website unless otherwise specifically permitted by the FDIC.	We believe we are currently in compliance with this provision of the Consent Order.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the Supervisory Authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.	We believe we are currently in compliance with this provision of the Consent Order, and we have submitted the required progress reports to the Supervisory Authorities.

We intend to take all actions necessary to comply with the requirements of the Consent Order, and, as of the date hereof, we have submitted all documentation required to the Supervisory Authorities. We believe we are currently in compliance with all requirements of the Consider Order. However, the determination of our compliance will be made by the Supervisory Authorities, and there can be no assurance that the Supervisory Authorities will determine that we are in full compliance with the provisions of the Consent Order. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could have a material impact on our financial condition. In addition, the Supervisory Authorities may amend the Consent Order based on the results of their ongoing examinations.

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan (the “Plan”) to address the issues related to credit quality, liquidity, earnings and capital. Execution of the Plan is being overseen by the Regulatory Oversight and Risk Management Committee of the Board of Directors.

During the first nine months of 2012, we continued to be impacted by the negative financial conditions of our borrowers, further deterioration in real estate values and the economy in general. However, in spite of these external challenges, we have made substantial progress with regard to the execution of the Plan, and, in the third quarter 2012, we recorded our first quarter of profitability since the first quarter 2009.

Since June 2009, we have been, and continue to be, keenly focused on executing the Plan, which was updated to also reflect the requirements of the Consent Order. As an extension of this Plan, in the third quarter 2011, we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation.

In December 2011, we announced plans to reduce our branch network by four branches through sale or consolidation into existing branches. In January 2012, we entered into an agreement to sell the Rock Hill and Blacksburg branches. The sale was consummated on July 1, 2012 and resulted in a gain, net of transaction costs, of $568 thousand that was recognized in the third quarter 2012. We also consolidated the North Harper branch into the West Main branch in Laurens County and the South Main branch into the Montague branch in Greenwood County on March 30, 2012. These branch consolidations resulted in larger branches in Laurens and Greenwood counties, and we believe these consolidations will create synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positions us to focus on and invest in our core markets in the Upstate.

Primarily as a result of the actions related to the branch network, outsourcing of certain operational functions and attrition during 2011 for which the positions were not replaced, we experienced an overall 23% reduction in headcount from the peak of 420 at December 31, 2008 to 321.5 at September 30, 2012. Also, in addition to reductions in compensation and benefits previously communicated in our annual proxy statements, we executed a number of additional actions to reduce our compensation and benefits expense in 2012. The branch, headcount and compensation and benefit reductions are part of our proactive strategic plans to align further our infrastructure and expense base with our current balance sheet size, scope of business activities and underlying revenue generating capacity.

Additionally, sales of problem assets, including the sales entered into during 2012, were part of our strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. The successful execution of these strategic actions contributed significantly to our return to profitability during the third quarter 2012 and is expected to provide greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality, reducing problem assets, earnings improvements and garnering increased market share due to the market disruption in our markets, were the significant factors contributing to our return to profitability in the third quarter 2012. As of September 30, 2012, we have made substantial progress toward completing the strategic initiatives under the Plan, including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, focusing on expense reductions and returning to profitability on a quarterly basis. As a result, we believe our earnings will be more stable and predictable going forward. However, as disclosed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings.

Credit Quality. Given the negative asset quality trends within our loan portfolio, which began in 2008 and accelerated during 2009 and 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. While asset quality measures remain at historically sub-par levels, such measures have generally improved in 2011 and 2012, particularly in light of the problem asset sales entered into during the second quarter 2012. Actions taken and being taken with regard to our credit quality plan include, among other things:

•

We obtained periodic detailed loan reviews of our loan portfolio beginning in 2009. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors,

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans which could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral,

•	We increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations,

•

In 2009, we hired a new Chief Credit Officer and re-evaluated our lending policies and procedures and credit administration function and implemented significant enhancements. Among other changes, we reorganized our credit administration function, hired additional internal resources and external consulting assistance and reorganized our line of business roles and responsibilities including separate designation of a commercial banking business with more direct oversight and clearer accountability,

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition for our Special Assets department,

•	We actively marketed problem assets for sale and have made strategic decisions to sell selected problem assets at discounts, including the bulk sale of problem assets during the second quarter 2012,

•

We are continuing our efforts to market and sell the remaining other loans held for sale, which consist of three commercial real estate loans with a net carrying value of $6.9 million and the guaranteed portion of one SBA loan with a net carrying value of $150 thousand.

Credit quality indicators generally showed continued improvement during the first nine months of 2012 as we experienced reduced loan migrations to nonaccrual status, lower loss severity on individual problem assets and a significant reduction in nonperforming assets through September 30, 2012. We continue to monitor our loan portfolio and foreclosed assets very carefully and are continually working to reduce our problem assets.

Liquidity. In 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan included, among other things:

•	Proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for secured borrowings. In 2011, we obtained lines of credit of $25 million and $5 million from two separate correspondent banks to increase our total available lines of credit to $35 million. Additionally, beginning in June 2011, our borrowing capacity from the FHLB was increased to 15% of total assets. During the second quarter 2012, we were notified by the Federal Reserve that any future borrowings from the Federal Reserve Discount Window will be at the primary credit rate,

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.7 million in 2010 and 2011, and

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Maintaining a higher cash balance reduced our interest income when compared with investing these funds at the average yield on our investment securities. Following the consummation of our Private Placement in 2010, we redeployed, primarily through June 30, 2011, $227.0 million of this cash into investment securities and prepaid $96 million of FHLB advances. Additionally, during 2011 and into 2012, cash balances were used to fund strategic reduction in high cost time deposits and purchase additional investment securities. We continue to monitor the level of cash balances and investment securities balances in relation to our expected liquidity needs.

Capital. At September 30, 2012, as a result of the consummation of the Private Placement in 2010, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Consent Order. In addition, to preserve our capital, we have:

•	Not paid a dividend on our common stock since the first quarter 2009,

•	Reduced our loan portfolio (including other loans held for sale) by $415.3 million and total assets by $262.4 million since the peak at March 31, 2009,

•

Monitored the amount and pricing of time deposit renewals to manage the level of cash balances that are included in our total assets, the level of which influences the amount of leverage capital that must be maintained,

•	Evaluated other capital saving alternatives such as branch and asset sales and reducing outstanding credit commitments,

•

Issued unsecured convertible debt from the Company in 2010 of $380 thousand, the proceeds of which were contributed to the Bank as a capital contribution. As a result of the Private Placement, these notes were converted into common stock of the Company, and

•

As a condition of the Private Placement, conducted a $10.0 million follow-on common stock offering to our legacy shareholders as of October 6, 2010 and institutional investors in the Private Placement. The follow-on offering was fully subscribed resulting in the issuance of common stock for gross proceeds of $10.0 million. The net proceeds of the offering were invested in the Bank.

Earnings. We have been implementing a plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. The culmination of these actions resulted in our return to profitability during the third quarter 2012. While our return to profitability is a significant achievement, we continue to be mindful of the revenue and expense challenges facing the Company and the banking industry in general.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At September 30, 2012, loans aggregating $168.8 million had interest rate floors of which $123.3 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is more difficult to originate loans with floors in the current environment. Beginning in 2010 and continuing into 2012, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash to prepay all of our FHLB advances and allowed higher priced certificates of deposits to roll off as they matured. Certificates of deposits have decreased $255.6 million from June 30, 2009 (peak quarter-end certificates of deposits) to September 30, 2012.

•

We have been revisiting our fee structures and introducing new fees to help recover costs incurred to provide services in the new environment that has evolved as a result of the economic downturn, ongoing government oversight and consumer criticism. Recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government has resulted in, and may continue to result in, legislation limiting the amount and type of fees charged to consumers by the banking industry. Many banking organizations are changing their business strategies including revisiting their fee structures and introducing new fees. We continue to evaluate our fee structure related to all of our products and services.

•

In addition to these fee structure changes, we are evaluating additional sources of noninterest income. For example, in 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income from service charges and debit card transactions. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant with the most recent changes to these accounts being implemented in August 2011. In addition, we revised our existing deposit account fees, implemented new deposit account fees and increased our Trust fees in April and August 2011. In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts and began re-implementing service charges for a number of clients beginning in the first quarter 2012. During 2012, we hired dedicated lenders with significant experience in the origination and sale of SBA and Corporate Banking loans to provide additional sources of revenue which are expected to contribute to earnings in future periods.

•

In the second quarter 2012, we entered into contracts to sell a significant portion of our problem assets at discounted prices as part of our strategic efforts to aggressively reduce problem assets. To offset a portion of the resulting credit losses and the resulting impact on regulatory capital, during the second quarter 2012, we realized gains of $9.9 million on the sale of $142.0 million in book value of investment securities.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other opportunities for additional reductions. As of September 30, 2012, we have performed process improvement reviews of all significant areas of the Company and have implemented a number of recommendations to improve our operating efficiency. In the third quarter 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced plans to reduce the branch network of the Bank by four branches, outsource certain operational functions and otherwise reduce headcount from the peak of 420 at December 31, 2008. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million compared to 2011 earnings. The positive impact of these actions was partially offset by $343 thousand of charges recorded in the fourth quarter 2011 and $341 thousand of charges recorded in the nine months ended September 30, 2012 reflecting severance and retention, asset impairments and other costs related to these actions. During 2012 we completed the consolidation of two branches (March 30, 2012), the outsourcing of certain operational functions (second quarter 2012) and the sale of two branches (July 1, 2012). As of September 30, 2012 the strategic actions previously announced in December 2011 as part of the Plan have been completed.

•

We continue to critically evaluate each of our businesses to determine their contribution to our financial performance and their relative risk / return relationship. Based on our evaluation, in 2010 we sold our merchant services business (entering into a referral and services agreement with Global Direct Payments, Inc.) and our credit card portfolio (entering into a joint marketing agreement with Elan Financial Services, Inc.).

In addition, during the first nine months of 2012, we implemented technological enhancements intended to further improve efficiency and profitability while mitigating risk. Additional implementations are planned for the remainder of 2012 and into 2013. Enhancements implemented during the first nine months of 2012 include, but are not limited to:

•	A new automated server and network monitoring system;

•	A new data archiving system; and

•	General ledger, accounts payable, fixed asset and financial reporting system upgrades.

Enhancements planned to be implemented during the remainder of 2012 and into 2013 include, but are not limited to:

•	Core processing system hardware and enhanced backup capabilities;

•	Client relationship management system upgrade; and

•	Data management, reporting and analysis software.

Client Strategy

With the significant completion of many of our strategic initiatives as summarized above, we are now transitioning our focus from addressing the significant issues of the past three years to our forward-looking value creation strategy, with particular focus on the client experience. Our ongoing strategic decisions and investments will be determined from the perspective of improving the client experience and adding value to The Palmetto Bank franchise.

To this end, during the first nine months of 2012, we implemented technological enhancements designed to improve the client experience thereby adding value for our clients and our franchise with additional implementations planned for the remainder of 2012 and into 2013. Examples of enhancements implemented so far during 2012 include the following:

•	Overall improvement in ATM fleet capabilities and locations;

•	Upgraded telephone automatic voice response unit;

•	Improved remote deposit capture capability;

•	Enhanced account statement appearance, content and delivery for deposit and Trust accounts;

•	Enhanced wire transfer system;

•	Improved internet banking capability;

•	New mobile banking application; and

•	Enhanced ACH fraud control system.

Examples of enhancements planned for the remainder of 2012 and into 2013 include: deposit-taking ATMs, upgraded lock-box capabilities, commercial banking and treasury services enhancements, and person-to-person payment capabilities.

Critical Accounting Policies and Estimates

Our significant accounting policies provide the fundamental basis to understanding our financial statements. Some of these accounting policies are considered critical because of the degree of estimates and assumptions that go into the application of these polices which may impact the value of assets or liabilities and financial results. Accounting for these critical areas requires subjective and complex judgments that could be subject to revision as new information becomes available. Our policies governing the accounting for our allowance for loan losses and the related reserve for unfunded commitments, other loans held for sale and the related valuation allowance, mortgage-servicing rights portfolio, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments were determined to be critical. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors. For additional information regarding our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K.

Financial Condition

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of businesses. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis, with commentary on business specific implications if more granular information is available.

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2012	December 31, 2011	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$69,060	$102,952	$(33,892)	(32.9)%

Total cash and cash equivalents	69,060	102,952	(33,892)	(32.9)

FHLB stock, at cost	1,807	3,502	(1,695)	(48.4)
Investment securities available for sale, at fair value	290,805	260,992	29,813	11.4
Mortgage loans held for sale	3,795	3,648	147	4.0
Other loans held for sale	7,088	14,178	(7,090)	(50.0)

Loans, gross	733,940	773,558	(39,618)	(5.1)
Less: allowance for loan losses	(18,338)	(25,596)	7,258	(28.4)

Loans, net	715,602	747,962	(32,360)	(4.3)

Premises and equipment, net	24,867	25,804	(937)	(3.6)
Accrued interest receivable	4,301	5,196	(895)	(17.2)
Foreclosed real estate	11,609	27,663	(16,054)	(58.0)
Other	10,797	11,255	(458)	(4.1)

Total assets	$1,139,731	$1,203,152	$(63,421)	(5.3)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$176,909	$155,406	$21,503	13.8%
Interest-bearing	839,320	908,775	(69,455)	(7.6)

Total deposits	1,016,229	1,064,181	(47,952)	(4.5)

Retail repurchase agreements	18,636	23,858	(5,222)	(21.9)
Accrued interest payable	446	554	(108)	(19.5)
Other	10,533	11,077	(544)	(4.9)

Total liabilities	1,045,844	1,099,670	(53,826)	(4.9)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	127	—	—
Capital surplus	143,085	142,233	852	0.6
Accumulated deficit	(41,082)	(36,508)	(4,574)	12.5
Accumulated other comprehensive loss, net of tax	(8,243)	(2,370)	(5,873)	247.8

Total shareholders’ equity	93,887	103,482	(9,595)	(9.3)

Total liabilities and shareholders’ equity	$1,139,731	$1,203,152	$(63,421)	(5.3)%

In 2011, we announced plans to reduce our branch network by four branches through sale or consolidation into existing branches. The consolidation of two of these branches was completed on March 30, 2012 and the sale of the remaining two branches was consummated on July 1, 2012. Land and the related building, leasehold improvements and furniture and equipment associated with the two branches sold were included in long-lived assets held for sale at December 31, 2011. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets. Upon consummation of the branch sales, we made a cash payment of $31.6 million to the purchaser to consummate the sale, primarily representing the excess of deposits transferred to the acquirer over the assets purchased and the premium paid on deposits. For information related to the sale of these two branches see Item 1. Financial Statements, Note 21, Branch Sale.

Cash and Cash Equivalents

Although cash and cash equivalent balances continue to be elevated over historical levels, such balances decreased by $33.9 million at September 30, 2012 from December 31, 2011 primarily as a result of funds disbursed totaling $31.6 million as a result of the sale of our Rock Hill and Blacksburg branches on July 1, 2012. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets. Accordingly, since consummation of the Private Placement in 2010, we began redeploying this cash by investing in investment securities, prepaying FHLB advances and not pursuing retention of higher priced certificate of deposit accounts that matured starting in the fourth quarter 2010. Redeploying our excess cash resulted in an overall increase in our net interest margin to 3.59% in the third quarter 2012 compared to 2.69% in the fourth quarter 2010. Our net interest margin increased during the third quarter 2012 to 3.59% over the second quarter 2012 primarily as a result of higher loan yields, an improving earning asset mix and a strategic reduction in deposits rates partially offset by lower yields on our investment securities portfolio as further discussed below in Investment Activities.

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

Restricted cash and cash equivalents pledged as collateral relative to merchant credit card and public fund agreements totaled $704 thousand and $703 thousand at September 30, 2012 and December 31, 2011, respectively.

Investment Activities

During 2012, due to rising deposit balances and a reduction in loans, we invested additional excess cash balances in investment securities in order to obtain a more favorable yield while still maintaining adequate liquidity.

During the second quarter 2012, we realized gains of $9.9 million on the sale of $142.0 million in book value of investment securities with a yield of 3.2% as part of a strategic decision to realize gains on the investment securities portfolio to offset a portion of the credit losses and the resulting impact on regulatory capital resulting from the sale of problem assets during the quarter. We reinvested a total of $213.5 of proceeds and other cash on hand during the second and third quarters 2012 into investment securities with a yield of 2.3%. The following table summarizes the amortized cost, net proceeds, net realized gains and book yield of investment securities available for sale sold during the second quarter 2012 (dollars in thousands).

	Amortized cost	Net proceeds	Realized gains, net	Book yield
State and municipal	$97,883	$105,748	$7,865	3.2%
Collateralized mortgage obligations	28,913	30,169	1,256	2.9
Other mortgage-backed (federal agencies)	15,208	15,946	738	4.1

Total investment securities available for sale sold	$142,004	$151,863	$9,859	3.2%

The following table summarizes the purchase price and yields of investment securities available for sale purchased during the second and third quarters 2012 primarily as a result of the reinvestment of sale proceeds as well as reinvestment of paydowns and investment of excess cash (dollars in thousands).

	Purchase price	Yield
State and municipal	$1,095	2.0%
Collateralized mortgage obligations	65,935	1.6
Other mortgage-backed (federal agencies)	81,384	2.4
SBA loan-backed (federal agency)	65,113	2.7

Total investment securities available for sale purchased	$213,527	2.3%

As evidenced in the tables above, the securities sold had higher yields than the securities purchased which reduced the yield on the investment securities portfolio as well as our overall net interest margin.

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

	September 30, 2012			December 31, 2011
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
State and municipal	$12,065	$12,412	4.3%	$113,079	$120,965	46.3%
Collateralized mortgage obligations	128,561	128,727	44.2	117,129	118,949	45.6
Other mortgage-backed (federal agencies)	85,612	86,871	29.9	20,022	21,078	8.1
SBA loan-backed (federal agency)	63,271	62,795	21.6	—	—	—

Total investment securities available for sale	$289,509	$290,805	100.0%	$250,230	$260,992	100.0%

Average balances of investment securities available for sale were $278.3 million and $265.0 million for the three and nine months ended September 30, 2012, respectively, compared to $279.8 million and $263.9 million for the three and nine months ended September 30, 2011, respectively.

The fair value of the investment securities available for sale portfolio represented 25.5% of total assets at September 30, 2012 and 21.7% of total assets at December 31, 2011.

Maturities. The following table summarizes the amortized cost of state and municipal securities available for sale at September 30, 2012 by contractual maturity (dollars in thousands). For other investment securities, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Book yield
State and municipal
In one year or less	$3,957	3.4%
After 1 through 5 years	7,016	3.5
After 5 through 10 years	1,092	1.9
After 10 years	—	—

Total state and municipal	$12,065	3.4%

Collateralized mortgage obligations	128,561	1.3

Other mortgage-backed (federal agencies)	85,612	1.8

SBA loan-backed (federal agency)	63,271	1.9

Total investment securities available for sale	$289,509	1.7%

The weighted average duration of investment securities available for sale was 3.2 years, based on expected prepayment activity, at September 30, 2012. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations whose aggregate fair values exceed 10% of shareholders’ equity at September 30, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$88,740	$89,024	94.8%
Fannie Mae	16,667	16,726	17.8%
Ginnie Mae	23,154	22,977	24.5%

The following table summarizes issuer concentrations of other mortgage-backed investment securities whose fair values exceed 10% of shareholders’ equity at September 30, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$13,547	$13,701	14.6%
Ginnie Mae	66,747	67,820	72.2%

We had no investments in state and municipal investment securities issued by specific states that individually exceeded 10% of shareholders’ equity at September 30, 2012.

Lending Activities

During the second quarter 2012, through our normal problem loan resolution efforts and through a bulk loan sale, we entered into contracts to sell selected classified loans with carrying values at March 31, 2012, before any allowance for loan losses, of $33.4 million, $21.7 million of which were included in gross loans at March 31, 2012 substantially all of which closed during the second and third quarters 2012. In the aggregate, these contracts to sell selected classified loans included in gross loans resulted in net charge-offs of $11.7 million during the second quarter 2012 and $108 thousand during the third quarter 2012. There were no loan sale contracts entered into during the third quarter 2012. For information related to the sale of other loans held for sale, see Item 1. Financial Statements, Note 5, Other Loans Held for Sale and Valuation Allowance.

In addition to the loan sales noted above, we sold $7.5 million of loans in connection with the sale of our Rock Hill and Blacksburg branches, which closed on July 1, 2012. For information related to the sale of these two branches see Item 1. Financial Statements, Note 21, Branch Sale.

General. Gross loans continue to be the largest component of our assets. During the nine months ended September 30, 2012, gross loans declined $39.6 million as a result of transfers to other loans held for sale, repayments, foreclosures, charge-offs and sales that outpaced new loan originations due to limited loan demand from credit-worthy borrowers. Reductions in gross loans during the nine months ended September 30, 2012 included the transfer of properties totaling $2.5 million to Foreclosed real estate, the transfer of loans totaling $19.7 million into other loans held for sale in connection with the sales of problem assets and branches, loan paydowns and other reductions of $180.9 million and loan charge-offs totaling $19.0 million. These reductions were partially offset by loan originations and fundings of $180.6 million and the transfer of a performing loan totaling $1.3 million into gross loans from other loans held for sale as our intention to sell this loan changed.

Prior to the Private Placement in 2010, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Overall, demand for new loans from credit-worthy borrowers is generally weak and therefore very competitive with reduced rates. We have experienced some sporadic increase in loan origination activity during the year in certain products and markets but it is too soon to know whether such origination activity is indicative of a continuing trend.

Other Loans Held for Sale. Other loans held for sale are carried at the lower of cost or fair value less estimated costs to sell. The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the three months ended September 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at June 30, 2012	$16,224	$1,778

Additions:
Origination of SBA loan held for sale	150	—

Total additions	150	—

Reductions:
Proceeds from sales of other loans held for sale	7,508	—

Total reductions	7,508	—

Balance at September 30, 2012	$8,866	$1,778

During the third quarter 2012, we began originating loans partially guaranteed by the SBA, an agency of the U.S. government. We anticipate that such lending will be a normal part of our lending strategy going forward and will likely sell the guaranteed portion of these loans into the secondary market. At September 30, 2012, other loans held for sale included the guaranteed portion of one SBA loan in the amount of $150 thousand. Other loans held for sale at September 30, 2012 also included three commercial real estate loans with a net carrying value of $6.9 million that are continuing to be marketed for sale.

The following table summarizes activity within other loans held for sale and the related valuation allowance at and for the nine months ended September 30, 2012 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
Other gross loans transferred to other loans held for sale	12,214	—
Origination of SBA loan held for sale	150	—
Writedowns on other loans held for sale included in valuation allowance, net	—	100

Total additions	19,872	100

Reductions:
Proceeds from sales of other loans held for sale	22,100	874
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	70	—

Total reductions	27,745	883

Balance at September 30, 2012	$8,866	$1,778

During the nine months ended September 30, 2012, three loans held for sale with a carrying value of $1.8 million at time of transfer were transferred to foreclosed real estate and one performing loan held for sale with a carrying value of $1.3 million was transferred at recorded fair value to gross loans as our intention with respect to this loan changed based on positive developments subsequent to its modification. In addition, we transferred gross loans to other loans held for sale at their estimated fair value of $7.5 million in connection with the sale of our Rock Hill and Blacksburg branches, which closed during the third quarter 2012.

Other loans held for sale at September 30, 2012 include three commercial real estate loans with a net carrying value of $6.9 million and the guaranteed portion of one SBA loan with a net carrying value of $150 thousand that are continuing to be marketed for sale.

Loan Composition. In the tables below, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the methodology used by us to develop and document our allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Total	% of total	Total	% of total

Commercial real estate	$458,322	61.8%	$492,754	62.6%
Single-family residential	170,293	23.0	185,504	23.5
Commercial and industrial	51,921	7.0	49,381	6.3
Consumer	51,371	7.0	52,771	6.7
Other	9,121	1.2	7,326	0.9

Total loans	$741,028	100.0%	$787,736	100.0%

Less: other loans held for sale	(7,088)		(14,178)

Loans, gross	$733,940		$773,558

Mortgage loans serviced for the benefit of others amounted to $390.5 million and $397.5 million at September 30, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by the Company.

The following table summarizes other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$6,938	97.9%	$14,178	100.0%
Single-family residential	150	2.1	—	—

Total loans	$7,088	100.0%	$14,178	100.0%

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At September 30, 2012 and December 31, 2011, $201.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $79.9 million and $66.7 million, respectively, were available as lendable collateral.

At September 30, 2012 and December 31, 2011, $2.9 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Concentrations. Since 2009, we have increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, our loan workout plans have and have had a particular focus on reducing our concentrations in these segments. Loan workout plans included the sale of classified loans during 2012, which resulted in a reduction in such concentrations.

At September 30, 2012, commercial real estate loans, categorized by FDIC code, comprised 61.8% of gross loans and other loans held for sale and 408.3% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Asset Quality. Given the negative credit quality trends that began in 2008 and accelerated during 2009 and 2010, we have performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews identified 57 individual loans that have resulted in $97.8 million (52%) of the $188.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed assets recorded in the past 14 quarters.

In general, these loans have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated in 2004 through 2008 that were larger and more complex loans than we historically originated,

•

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers, which were generally to non-clients for whom we generally had no preexisting banking relationship, and

•

Concentrated originations in commercial real estate including acquisition, development and construction loans by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

While asset quality measures remain at historically sub-par levels, such measures have generally improved in 2011 and 2012, particularly in light of the problem asset sales entered into during the second quarter 2012.

In general, our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans is the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses over the past three years. In addition, this pool of loans has exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

As part of the credit quality plan, we are continuing our detailed review of the loan portfolio and are focused on executing detailed workout plans for all of our remaining problem loans led by a team of seasoned commercial lenders. While economic conditions are now more stable in 2012, over the past four years some of our clients faced financial stress manifesting itself in the following ways:

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

•

Loan Policy: amended our loan policy to, among other changes, adjust lending limit approval authorities, prohibit out-of-market loans to clients for which we do not have a previously existing relationship, prohibit brokered loans and update for new regulatory appraisal guidelines,

•

Credit Administration: hired a new Chief Credit Officer in 2009 who brought over 25 years of credit administration, loan review and credit policy experience to the Company, formed a centralized Credit Analysis department and hired an additional Credit Administration executive. In 2011, we reassigned a retail branch team member to centralize credit scoring / underwriting for small business loans,

•

Special Assets: engaged two external workout consultants (who have since completed their engagements), reassigned a commercial lender to this department and hired experienced special assets professionals. This department is currently comprised of four people (down from a high of seven people) who have been focused exclusively on accelerated resolution of our problem assets, and

•

Training: conducted additional training including external specialists in the areas of problem loan workout and negotiating skills, analysis of personal financial statements and business tax returns, cash flow analysis, perfecting security interests in collateral, appraisals, SBA programs and credit underwriting.

Nonperforming Assets. Through September 30, 2012, nonperforming assets decreased $49.3 million from December 31, 2011 (61.0%) and $7.4 million from June 30, 2012 (19.0%) representing a total decline of 77.8% from the peak at March 31, 2010.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	September 30, 2012	December 31, 2011

Commercial real estate
Construction, land development and other land loans	$8,217	$27,085
Nonfarm nonresidential	4,426	14,870

Total commercial real estate	12,643	41,955

Single-family residential
Single-family real estate, revolving, open end loans	912	843
Single-family real estate, closed end, first lien	4,872	7,957
Single-family real estate, closed end, junior lien	277	471

Total single-family residential	6,061	9,271

Commercial and industrial	902	1,313

Credit cards	19	16

All other consumer	254	473

Total nonaccrual loans	19,879	53,028

Foreclosed real estate	11,609	27,663
Repossessed personal property	39	161

Total foreclosed real estate and repossessed personal property	11,648	27,824

Total nonperforming assets	$31,527	$80,852

Less: nonaccrual other loans held for sale	(2,113)	(5,812)

Adjusted nonperforming assets	$29,414	$75,040

Troubled debt restructurings included in nonaccrual loans above	$3,043	$9,546

Loans*	741,028	787,736

Total assets	1,139,731	1,203,152

Total nonaccrual loans as a percentage of:
loans* and foreclosed real estate and personal property	2.64%	6.50%
total assets	1.74	4.41

Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	4.19%	9.91%
total assets	2.77	6.72

* includes gross loans and other loans held for sale

A loan is to be reported as a nonaccrual loan if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of contractual principal or interest is not expected or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made with the borrower. Loans may also be placed in nonaccrual status if we determine that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate. These steps are based on state-specific legal requirements.

Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $7.0 million during the nine months ended September 30, 2012. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Four loans with a balance greater than $1 million, all of which represented loans collateralized by residential, residential lots and golf course development collateral, comprised approximately 30% of our nonaccrual loans at September 30, 2012. Additionally, two of these loans (19% of our nonaccrual loans at September 30, 2012) were purchased participations and out-of-market loans.

Additional interest income of $212 thousand and $1.1 million would have been reported during the three and nine months ended September 30, 2012, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the Foreclosed real estate portfolio, by FDIC classification code, at September 30, 2012 (in thousands).

Construction, land development, and other land	$10,172
Single-family residential	206
Nonfarm nonresidential	1,231

Total foreclosed real estate	$11,609

Two properties greater than $1 million comprised approximately 71% of our foreclosed real estate portfolio at September 30, 2012. Of these properties, 61% were residential lots and 10% were warehouse and industrial properties.

One of these properties consists of undeveloped residential lots in one particular community located in Upstate South Carolina with a carrying balance of $7.1 million. We are developing a marketing plan to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years.

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

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2012	2011	2012	2011
Foreclosed real estate, beginning of period	$14,683	$15,267	$27,663	$19,983
Plus: New foreclosed real estate	139	6,302	4,300	11,714
Less: Proceeds from sale of foreclosed real estate	(2,674)	(3,830)	(11,738)	(12,287)
Plus: Gain (loss) on sale of foreclosed real estate	222	(131)	540	(45)
Less: Writedowns and losses charged to expense	(761)	(2,912)	(9,156)	(4,669)

Foreclosed real estate, end of period	$11,609	$14,696	$11,609	$14,696

Writedowns charged to expense include writedowns of $619 thousand related to the receipt of updated appraisals during the three months ended September 30, 2012. Writedowns charged to expense also include $6 thousand and $136 thousand related to sales contracts executed during the period that closed during the third quarter 2012 and are expected to settle during the fourth quarter 2012, respectively.

At October 24, 2012, five additional properties with an aggregate net carrying amount of $1.1 million at September 30, 2012 were under contract for sale to close in the fourth quarter 2012 at an anticipated $108 thousand gain.

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

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $35.0 million and $55.1 million at September 30, 2012 and December 31, 2011, respectively.

Historically, we have not split loans into two legally separate loans (commonly referred to as an A/B loan structure). However, in 2010 and 2011 we restructured certain loans as A/B loan structures, and at September 30, 2012, we had three loans that had been legally split into separate loans. Cumulative net charge-offs of $2.7 million have been recorded on these loans, $378 thousand of which was charged-off in the nine months ended September 30, 2012. All of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at September 30, 2012 were $4.2 million and $3.2 million, respectively. At September 30, 2012, the A and B loans for one of the three loans were accounted for as troubled debt restructures.

Six individual loans greater than $1 million comprised $26.8 million (76.5%) of our troubled debt restructurings, including one classified as other loans held for sale, at September 30, 2012. Two of these loans experienced a term concession, three experienced rate and term concessions and one experienced a reduction in required principal. At September 30, 2012, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

Troubled debt restructurings may be removed from this status if both of the following conditions exist: (i) the restructuring agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk and (ii) the loan is not impaired based on the terms specified by the restructuring agreement. The following table summarizes troubled debt restructurings removed from this classification for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Carrying balance	$131	$276	$6,018	$1,152
Count	1	1	19	2

Potential Problem Loans. Potential problem loans consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of September 30, 2012, total potential problem loans (loans classified as substandard and doubtful) totaled $62.6 million, of which $4.5 million were classified as other loans held for sale and $24.6 million were troubled debt restructurings. As of September 30, 2012, total potential problem loans have decreased 57.6% from the peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses decreased to $18.3 million, or 2.50% of gross loans, at September 30, 2012, compared to $25.6 million, or 3.31% of gross loans, at December 31, 2011. The decreasing coverage percentage as compared to December 31, 2011 is a result of the significant improvement in our credit quality and reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been recently originated under our improved underwriting standards and generally improving economic conditions.

Credit quality indicators generally showed continued stabilization in 2011 and into 2012 as we experienced reduced migration of loans to nonaccrual status and lower loss severity on individual problem assets. In addition, the problem loan sales completed in 2012 significantly reduced the level of problem assets. If these credit quality indicators continue to stabilize and/or improve, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

While it appears that appraised values on commercial real estate may be starting to stabilize, we believe it is too soon to conclude that values have bottomed out. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated level compared to historical levels.

The September 30, 2012 allowance for loan losses and, therefore, indirectly, the provision for loan losses for the three and nine months ended September 30, 2012, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the ongoing depressed overall economic environment including within our specific geographic market,

•	The cumulative impact of the extended duration of this economic environment on our borrowers, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans, in which the majority of our losses have occurred, although such loans have decreased 72.8% since June 30, 2009 (peak quarter-end real estate development loans),

•

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at September 30, 2012 which, while still at an elevated level, decreased 77.8% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 30.0% and 37.2%, respectively, from December 31, 2011 and 9.8% and 9.7%, respectively, from June 30, 2012 and have declined in each of the last ten quarters,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews, and

•	Our individual impaired loan analysis which identified:

•	Improving but continued stress on borrowers given increasing lack of liquidity, limited bank financing and credit availability, and

•	Stabilizing but depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended September 30,		At and for the nine months ended September 30,		At and for the year ended December 31,
	2012	2011	2012	2011	2011
Allowance for loan losses, beginning of period	$18,278	$26,981	$25,596	$26,934	$26,934

Provision for loan losses	600	5,600	11,750	18,500	20,500

Loans charged-off
Commercial real estate	274	4,727	15,495	15,168	16,532
Single-family residential	141	483	3,044	1,800	3,070
Commercial and industrial	59	302	361	1,211	1,572
Consumer	139	207	498	501	810
Other	178	258	497	651	848

Total loans charged-off	791	5,977	19,895	19,331	22,832

Recoveries
Commercial real estate	66	45	170	81	101
Single-family residential	20	2	94	54	56
Commercial and industrial	25	55	133	101	115
Consumer	39	29	145	125	146
Other	101	165	345	436	576

Total loans recovered	251	296	887	797	994

Net loans charged-off	540	5,681	19,008	18,534	21,838

Allowance for loan losses, end of period	$18,338	$26,900	$18,338	$26,900	$25,596

Average gross loans	$727,269	$777,480	$749,679	$774,183	$775,358
Total gross loans	733,940	783,824	733,940	783,824	773,558
Nonaccrual loans (1)	19,879	75,007	19,879	75,007	53,028
Net loans charged-off as a percentage of average gross loans	0.30%	2.90%	3.39%	3.20%	2.82%
Allowance for loan losses as a percentage of total gross loans	2.50	3.43	2.50	3.43	3.31
Allowance for loan losses as a percentage of nonaccrual loans	92.25	35.86	92.25	35.86	48.27

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the three months ended September 30, 2012 and 2011 were $390 thousand and $3.1 million in gross loans charged-off, respectively, representing charge-offs on loans individually evaluated for impairment. Included within charge-offs for the nine months ended September 30, 2012 and 2011 were $15.1 million and $14.2 million in gross loans charged-off, respectively, representing charge-offs on loans individually evaluated for impairment. Included within charge-offs for the year ended December 31, 2011 were $15.1 million in gross loans charged-off representing charge-offs on loans individually evaluated for impairment. The determination was made to take charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the loans to the fair value of the underlying collateral less estimated costs to sell which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At September 30, 2012, we had four loan relationships totaling $8.9 million with a Bank-funded interest reserve. Based on their performance, these loans are not considered impaired.

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

At September 30, 2012 and December 31, 2011, impaired loans totaled $47.7 million and $84.0 million, respectively, of which $35.0 million and $55.1 million, respectively, were considered troubled debt restructurings.

At September 30, 2012, $29.4 million of our loans evaluated individually for impairment, including other loans held for sale, were valued based on the estimated fair value of collateral and $18.3 million were valued based on the present value of estimated cash flows.

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

We adjust these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the September 30, 2012 allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and changes in the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition and legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve calculated using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the periods indicated (in thousands).

	At and for the nine months ended September 30, 2012						At and for the year ended
	Commercial	Single-family	Commercial and				December 31, 2011
	real estate	residential	industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	10,126	1,689	(426)	218	143	11,750	20,500

Loan charge-offs	15,495	3,044	361	498	497	19,895	22,832
Loan recoveries	170	94	133	145	345	887	994

Net loans charged-off	15,325	2,950	228	353	152	19,008	21,838

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338	$25,596

Individually evaluated for impairment	$3,127	$261	$49	$5	$—	$3,442	$6,505
Collectively evaluated for impairment	9,700	2,966	1,159	1,069	2	14,896	19,091

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338	$25,596

Gross loans, end of period:
Individually evaluated for impairment	$35,486	$3,746	$1,481	$39	$—	$40,752	$69,791
Collectively evaluated for impairment	415,898	166,397	50,440	51,332	9,121	693,188	703,767

Total gross loans	$451,384	$170,143	$51,921	$51,371	$9,121	$733,940	$773,558

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

We believe that the allowance for loan losses at September 30, 2012 is appropriate and adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to clients that was not known to us at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid.

In general, the improving trend in certain credit quality statistics related to our loan portfolio over recent quarters continued during the third quarter 2012, many of which were positively impacted by the sale of selected classified loans earlier in the year. Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $7.0 million during the nine months ended September 30, 2012. Nonaccrual loans of $19.9 million at September 30, 2012 represent an 82.4% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting our business, financial condition, results of operations and cash flows.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $937 thousand (3.6%) during the nine months ended September 30, 2012, while long-lived assets held for sale decreased $753 thousand during the same period. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets.

As of September 30, 2012, we provided commercial and consumer banking through 25 branches. Additionally, the Bank maintains one leased brokerage office in Greenville County, which is separate from any branch.

We are currently marketing for sale a vacant Bank-owned branch facility and a vacant parcel of land with a total aggregate net book value of $685 thousand at September 30, 2012. In addition, a separate Bank-owned branch facility with a net book value of $165 thousand is under contract for sale and is expected to close during the fourth quarter 2012.

At September 30, 2012, we also had 27 ATMs and six limited service offices located in retirement centers in the Upstate. During the first quarter 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location as an upgrade to an existing ATM. The ATM network was further decreased by two on July 1, 2012 as a result of the two sold branches. Of the 27 automatic teller machines at September 30, 2012, two were remote nonbranch locations.

Deferred Tax Asset, net

For the nine months ended September 30, 2012, we realized a federal taxable net operating loss of $9.3 million. As of September 30, 2012, we had remaining federal net operating loss carryforwards totaling $22.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031, and $9.3 million will expire in 2032.

As of September 30, 2012, net deferred tax assets, without regard to any valuation allowance, of $32.5 million were recorded in our Consolidated Balance Sheet, a portion of which includes the after-tax impact of the net operating losses note above. The net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. Based on our projection of future taxable income, cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, and available tax planning strategies, we initially recorded a valuation allowance against the net deferred tax assets in December 2010. Our ongoing analysis indicated that a valuation allowance against the full amount of net deferred tax assets continues to be appropriate at September 30, 2012.

The Private Placement consummated in October 2010 was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, we were required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within 5 years of the change in control are subject to potential limitation, which for us is October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of September 30, 2012, we currently estimate that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, we currently estimate that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three and nine months ended September 30, 2012, an income tax benefit of $436 thousand and provision of $3.6 million, respectively, were recorded to reflect changes in the valuation allowance as a result of changes in the deferred tax liability on net unrealized gains in our investment securities portfolio.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset for financial reporting purposes at September 30, 2012 and December 31, 2011, the accumulated net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize a portion of the net operating losses and net realized built-in losses to offset a portion of future taxable income and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing of such a reversal is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	September 30, 2012		December 31, 2011
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$176,908	17.4%	$155,406	14.6%
Interest-bearing transaction deposit accounts	294,753	29.0	305,360	28.7

Transaction deposit accounts	471,661	46.4	460,766	43.3

Money market deposit accounts	129,518	12.8	145,649	13.7
Savings deposit accounts	69,381	6.8	59,117	5.5
Time deposit accounts	345,669	34.0	398,649	37.5

Total deposits	$1,016,229	100.0%	$1,064,181	100.0%

Deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million).

On an ongoing basis we evaluate the benefits and features of our deposit products. For example, we most recently revised the terms of our MyPal checking account effective August 1, 2011. We also revised and eliminated certain existing fees and implemented new fees based on an analysis of our fee structure in relation to our costs and competitor fees with various implementation dates generally between October 2010 and March 2011.

The Dodd-Frank Act places limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. In 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to provide coverage for fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. While we have not experienced a significant impact, the results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the potential negative impact on our interchange fees, the Dodd-Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes in 2011. Changes included a cap of $192 in overdraft fees per account per day (which corresponds to six overdraft transactions), implementation of a $1 de minimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50 and a reduction of the number of free foreign ATM transactions on our MyPal account from five per month to three per month. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

As a result of the cash received in the Private Placement in 2010 and general lack of loan growth, we have not pursued retention of maturing higher priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at much lower rates and others were withdrawn from the Bank. Accordingly, the maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. While the amount and weighted average cost of maturing time deposits in 2012 is currently less than 2011 maturities, we expect these maturities to continue to have a positive impact on our cost of deposit funding in 2012 as these time deposits run-off or are replaced at lower rates. We also expect continued favorable impacts from maturing time deposits during 2013 as the volume and weighted average cost of maturing time deposits is scheduled to exceed that of 2012.

At September 30, 2012, deposit accounts as a percentage of liabilities were 97.2% compared with 96.8% at December 31, 2011. Interest-bearing deposits decreased $69.5 million during the nine months ended September 30, 2012 primarily due to the sale of two branches and higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $21.5 million during the same period primarily as a result of focused efforts to grow core deposits, seasonal increases in balances, clients taking advantage of the added benefit of unlimited FDIC coverage given the low interest rate environment and the migration of new clients as a result market disruption. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250 thousand. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. The unlimited deposit insurance coverage for noninterest-bearing transaction deposit accounts under the FDIC’s TAG program is currently set to expire on December 31, 2012. We are currently evaluating the potential impact of the TAG program’s expiration on our deposit retention strategy.

The table set forth below summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the three months ended September 30,						For the nine months ended September 30,
	2012			2011			2012			2011
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$293,292	$9	0.01%	$295,823	$14	0.02%	$302,265	$30	0.01%	$295,746	$97	0.04%
Money market deposit accounts	128,310	8	0.02	125,872	38	0.12	135,523	40	0.04	137,753	171	0.17
Savings deposit accounts	66,987	2	0.01	59,060	4	0.03	64,463	6	0.01	55,822	31	0.07
Time deposit accounts	352,913	1,207	1.36	486,491	2,211	1.80	375,754	3,882	1.38	508,776	7,168	1.88

Total interest-bearing deposits	$841,502	$1,226	0.58%	$967,246	$2,267	0.93%	$878,005	$3,958	0.60%	$998,097	$7,467	1.00%

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 2.2% at December 31, 2011 to 1.8% at September 30, 2012. This decrease was due primarily to a decrease in retail repurchase agreements between the periods which constituted 100% of our borrowings at both dates.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options include lines of credit from correspondent banks, FHLB advances, and the Federal Reserve Discount Window. Such funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary from time to time in response to general economic conditions and, in the case of FHLB advances, may be fixed or floating rate.

Correspondent Bank Lines of Credit. At both September 30, 2012 and December 31, 2011, we had access to two secured and one unsecured line of credit from correspondent banks totaling $35 million none of which was utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB advances. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as determined by the FHLB. We may borrow from the FHLB for terms up to three years and at amounts of up to 15% of our total assets, subject to availability of collateral.

The following table summarizes FHLB borrowed funds utilization and availability at the dates indicated (in thousands).

	September 30,	December 31,
	2012	2011
Available lendable loan collateral value pledged to serve against FHLB advances	$79,922	$66,690
Available lendable investment security collateral value pledged to serve against FHLB advances	—	15,410

Total lendable collateral value pledged to serve against FHLB advances	$79,922	$82,100

At both September 30, 2012 and December 31, 2011, we had no outstanding advances from the FHLB.

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. From the first quarter 2010 through May 2012, the Company was only able to borrow from the Federal Reserve Discount Window at the secondary credit rate and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. As of September 30, 2012, we may borrow under the Federal Reserve primary credit facility.

Capital

At September 30, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2012	2011	2012	2011
Total shareholders’ equity	$93,887	$105,369	$93,887	$105,369
Average shareholders’ equity	91,208	109,581	100,474	115,334

Shareholders’ equity as a percentage of assets	8.24%	8.44%	8.24%	8.44%
Average shareholders’ equity as a percentage of average assets	8.01	8.62	8.48	8.84

Cash dividends per common share	$—	$—	$—	$—
Book value per common share	7.36	8.28	7.36	8.28
Dividend payout ratio	n/a	n/a	n/a	n/a

Dividends. In an effort to retain capital, the Board of Directors reduced the quarterly dividend on our common stock for the first quarter 2009 and has not declared or paid a quarterly dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, currently, we must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to our shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. However, under the terms of the Consent Order, the Bank is currently prohibited from paying dividends to the Company without the prior consent of its regulatory agencies. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. Internationally, both the Basel Committee and the Financial Stability Board have committed to raise capital standards and liquidity buffers within the banking system through Basel III. In June 2012, the Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. The comment period on the NPRs ended on October 22, 2012. If approved in their current form, the NPRs would be effective over the phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank. For additional disclosure regarding Basel III and other proposed capital requirements, see our 2011 Annual Report on Form 10-K.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Due to the Consent Order, we may not accept brokered deposits unless the FDIC grants a waiver. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such a funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we would normally be restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. However, we were notified by the FDIC in April 2010 that they had determined that the geographic areas in which we operate were considered high-rate areas. Accordingly, we are able to offer interest rates on deposits up to 75 basis points over the prevailing interest rates in our geographic areas.

The balance of gross deferred income taxes at September 30, 2012 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Financial Condition, Deferred Tax Asset, net, we recorded a valuation allowance against our net deferred tax asset at December 31, 2010. Based on our evaluation of the deferred tax asset at September 30, 2012, we maintained a valuation allowance to fully offset our deferred tax asset. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At September 30, 2012, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in future periods in an amount that may differ from the amount recognized in capital under GAAP.

Since September 30, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 20, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At September 30, 2012, we had authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. Authorized but unissued common shares totaled 62,248,310 at October 24, 2012. To date, we have not issued any shares of preferred stock.

NASDAQ Listing. On August 18, 2011, shares of our common stock began trading on the NASDAQ Capital Market under the symbol “PLMT.”

Derivative Activities

For information regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 18, Derivative Financial Instruments and Hedging Activities.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowed funds. We may also issue equity securities, although our common stock has only recently been listed on NASDAQ. To date, no preferred stock has been issued, and there can be no guarantees that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control.

Liquidity resources and balances at September 30, 2012, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

In 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. See Executive Summary of Third Quarter 2012 Financial Results, Strategic Project Plan for information regarding the liquidity plan.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as maturing CDs. At September 30, 2012, we continued to maintain elevated cash levels to fund loan originations and strategic reductions in time deposits.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at September 30, 2012 was $406 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

For information regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 17, Commitments, Guarantees and Other Contingencies.

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

The Board of Directors suspended the quarterly common stock dividend in 2009. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, payment of a dividend on our common stock requires prior notification to and nonobjection from the applicable banking regulators. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations from the FDIC and others.

Third Quarter 2012 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended September 30,		Dollar variance	Percent variance
	2012	2011
Interest income
Interest earned on cash and cash equivalents	$49	$66	$(17)	(25.8)%
Dividends received on FHLB stock	10	11	(1)	(9.1)
Interest earned on investment securities available for sale	1,105	1,952	(847)	(43.4)
Interest and fees earned on loans (1)	9,912	11,186	(1,274)	(11.4)

Total interest income	11,076	13,215	(2,139)	(16.2)

Interest expense
Interest paid on deposits	1,226	2,267	(1,041)	(45.9)
Interest paid on retail repurchase agreements	1	—	1	100.0

Total interest expense	1,227	2,267	(1,040)	(45.9)

Net interest income	9,849	10,948	(1,099)	(10.0)

Provision for loan losses	600	5,600	(5,000)	(89.3)

Net interest income after provision for loan losses	9,249	5,348	3,901	72.9

Noninterest income
Service charges on deposit accounts, net	1,635	1,974	(339)	(17.2)
Fees for trust, investment management and brokerage services	757	828	(71)	(8.6)
Mortgage-banking	709	764	(55)	(7.2)
Automatic teller machine	210	223	(13)	(5.8)
Bankcard services	64	52	12	23.1
Other	960	459	501	109.2

Total noninterest income	4,335	4,300	35	0.8

Noninterest expense
Salaries and other personnel (1)	5,205	5,835	(630)	(10.8)
Occupancy	1,068	1,055	13	1.2
Furniture and equipment	799	924	(125)	(13.5)
Professional services	419	394	25	6.3
FDIC deposit insurance assessment	383	688	(305)	(44.3)
Marketing	422	410	12	2.9
Loan workout	235	436	(201)	(46.1)
Foreclosed real estate writedowns and expenses	693	3,029	(2,336)	(77.1)
Loss on other loans held for sale	4	2,080	(2,076)	(99.8)
Other	1,630	1,621	9	0.6

Total noninterest expense	10,858	16,472	(5,614)	(34.1)

Net income (loss) before benefit for income taxes	2,726	(6,824)	9,550	(139.9)

Benefit for income taxes	(436)	(1,355)	919	(67.8)

Net income (loss)	$3,162	$(5,469)	$8,631	(157.8)%

Common and per share data
Net income (loss) - basic	$0.25	$(0.43)	$(0.68)	(157.7)%
Net income (loss) - diluted	0.25	(0.43)	(0.68)	(157.7)
Cash dividends	—	—	—	—
Book value	7.36	8.28	(0.92)	(11.1)

Weighted average common shares outstanding - basic	12,640,517	12,618,092
Weighted average common shares outstanding - diluted	12,640,517	12,618,092

(1)	Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted interest and fees earned on loans and salaries and other personnel expense. The reclassification did not have any impact on net loss for any period.

Summary

Historically, our earnings were driven primarily by our net interest margin which allowed for a higher expense base related primarily to personnel and facilities. However, given the narrowing of our net interest margin due to the 525 basis points reduction in interest rates by the Federal Reserve in 2007 and 2008, a prolonged period of low rates and a general flattening of the yield curve, we have become much more focused on increasing our noninterest income and managing expenses.

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. We believe our return to quarterly profitability in the third quarter 2012 is confirmation that the plan is yielding the expected results. See Executive Summary of Third Quarter 2012 Financial Results, Strategic Project Plan, Earnings for a summary of actions taken with regard to the earnings component of the Strategic Project Plan.

As part of our plan to improve earnings, we engaged external strategic consulting firms in 2010 and 2011 that specialize in the assessment of banking products and services, revenue enhancements and efficiency reviews across substantially all areas of the Company. The use of such consultants declined significantly in 2011, and we have not used, and do not currently anticipate the use of, such consultants in 2012.

In addition, to increase our market share and improve earnings, we implemented tailored “go-to-market” strategies for each of our businesses including products and services, marketing plans, teammate expertise and training. We believe we are also attracting new clients given the significant disruption occurring in our markets from the acquisition of local banks by out-of-state institutions.

Even though we returned to profitability during the third quarter 2012, we continue our keen focus on improving credit quality and earnings. Overall, we repositioned the balance sheet to utilize our excess cash more effectively and improve our net interest margin. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing CDs. We continue to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, more specifically delineating our businesses, evaluating client demographics and resulting needs and preparing “go-to-market” strategies with relevant products and services and marketing plans by business.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality and earnings improvements and garnering increased market share due to the market disruption in our markets were the significant factors contributing to our return to profitability. As of September 30, 2012, we have made substantial progress toward completing the strategic initiatives under the Plan, including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, focusing on expense reductions and returning to quarterly profitability. We believe that going forward our earnings will be more stable and predictable. However, as disclosed in this Quarterly Report on Form 10-Q, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings.

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

Net interest income totaled $9.8 million for the three months ended September 30, 2012 compared with $10.9 million for the three months ended September 30, 2011. Overall, net interest income for the three months ended September 30, 2012 was impacted by the following:

•

Reduction in interest rates of 525 basis points by the Federal Reserve throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment into 2012. In response, taking into consideration the yields earned and rates paid, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although recent competitive pressures are making the presence of such floors more difficult. At September 30, 2012, loans aggregating $168.8 million had interest rate floors of which $123.3 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the three months ended September 30, 2012 totaling $212 thousand.

•

Maintaining historically high levels of cash as a result of loan and security repayments, deposit growth and funds received in the Private Placement and related follow-on offerings. Maintaining this cash balance has reduced our interest income by $261 thousand for the three months ended September 30, 2012 when compared with investing these funds at the average yield of 1.59% on our investment securities since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets. Given the consummation of our Private Placement in October 2010, we deployed a portion of our excess cash into investment securities and also prepaid all of our FHLB advances.

•

Reduction of $87.3 million in average gross loans and other loans held for sale during the third quarter 2012 as compared to the third quarter 2011 as repayments, foreclosures, charge-offs and sales outpaced new loan originations due to limited loan demand from credit-worthy clients. We are actively pursuing new loan originations and are keenly focused on generating additional loan growth going forward to borrowers with satisfactory credit and financial strength.

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

	For the three months ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$73,338	$49	0.27%	$119,257	$66	0.22%
FHLB stock	2,001	10	1.99	4,912	11	0.89

Investment securities available for sale, taxable (1)	265,337	1,000	1.51	159,101	1,008	2.53
Investment securities available for sale, nontaxable (1)	12,975	105	3.24	120,680	944	3.13

Total investment securities available for sale	278,312	1,105	1.59	279,781	1,952	2.79

Loans (2)	738,196	9,912	5.34	825,528	11,186	5.38

Total interest-earning assets	1,091,847	11,076	4.04	1,229,478	13,215	4.27

Noninterest-earning assets
Cash and cash equivalents	11,141			9,583
Allowance for loan losses	(19,718)			(26,061)
Premises and equipment, net	25,019			26,847
Accrued interest receivable	3,890			5,100
Foreclosed real estate	13,269			15,551
Other	13,549			10,078

Total noninterest-earning assets	47,150			41,098

Total assets	$1,138,997			$1,270,576

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$293,292	$9	0.01%	$295,823	$14	0.02%
Money market deposit accounts	128,310	8	0.02	125,872	38	0.12
Savings deposit accounts	66,987	2	0.01	59,060	4	0.03
Time deposit accounts	352,913	1,207	1.36	486,491	2,211	1.80

Total interest-bearing deposits	841,502	1,226	0.58	967,246	2,267	0.93

Retail repurchase agreements	17,474	1	0.02	25,560	—	—
Other short-term borrowings	18	—	—	12	—	—
FHLB borrowings	3	—	—	—	—

Total interest-bearing liabilities	858,997	1,227	0.57	992,818	2,267	0.91

Noninterest-bearing liabilities
Noninterest-bearing deposits	178,468			157,685
Accrued interest payable	552			1,066
Other	9,772			9,426

Total noninterest-bearing liabilities	188,792			168,177

Total liabilities	1,047,789			1,160,995

Shareholders’ equity	91,208			109,581

Total liabilities and shareholders’ equity	$1,138,997			$1,270,576

NET INTEREST INCOME / NET INTEREST MARGIN		$9,849	3.59%		$10,948	3.53%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences. The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Federal Reserve has not changed the targeted federal funds interest rate since December 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and in 2011 and 2012 implemented programs designed to reduce long-term interest rates resulting in a flattening of the yield curve. In September 2012, the Federal Reserve announced that it would continue such bond purchasing programs for the foreseeable future and that the target fed funds rate would likely be held at current levels through mid-2015.

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

	For the three months ended September 30, 2012 compared with the three months ended September 30, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(39)	$22	$(17)
FHLB stock	1	(2)	(1)
Investment securities available for sale	(10)	(837)	(847)
Loans	(1,202)	(72)	(1,274)

Total interest income	$(1,250)	$(889)	$(2,139)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$—	$(5)	$(5)
Money market deposit accounts	1	(31)	(30)
Savings deposit accounts	2	(4)	(2)
Time deposit accounts	(530)	(474)	(1,004)

Total interest paid on deposits	(527)	(514)	(1,041)

Retail repurchase agreements	—	1	1

Total interest expense	$(527)	$(513)	$(1,040)

Net interest income	$(723)	$(376)	$(1,099)

Provision for Loan Losses

Provision for loan losses decreased from $5.6 million during the three months ended September 30, 2011 to $600 thousand for the three months ended September 30, 2012. The reduction in the provision for loan losses reflects lower quarterly net charge-offs of $5.1 million and the significant improvement in our credit quality measures over the last year. Since September 30, 2011, our nonaccrual loans declined 73.5%, classified loans declined 50.7% and past due loans declined from 0.78% of gross loans to 0.59%. The allowance for loan losses as a percentage of gross loans declined from 3.43% at September 30, 2011 to 2.50% at September 30, 2012. The reduction in the provision for loan losses also reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been recently originated under our improved underwriting standards and generally improving economic conditions. The reduction in problem assets, particularly from the problem asset sale in the second quarter 2012, is expected to result in a lower and more stable provision for loan losses going forward. See Financial Condition, Lending Activities for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended September 30,
	2012	2011
Service charges on deposit accounts, net	$1,635	$1,974
Fees for trust, investment management and brokerage services	757	828
Mortgage-banking	709	764
Automatic teller machine	210	223
Bankcard services	64	52
Gain on sale of branches	568	—
Other	392	459

Total noninterest income	$4,335	$4,300

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.4% of average transaction deposit balances for the three months ended September 30, 2012 compared to 1.7% for the three months ended September 30, 2011. The decrease in service charges on deposit accounts of $339 thousand is due to a reduction in the number of NSF items presented for payment and changes to our NSF fee structure designed to address restrictions imposed by legislative actions.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to attract deposits and retain existing balances. Services that were initially developed as fee income opportunities, such as internet banking and bill payment service, are now provided to clients free of charge. Consequently, opportunities to earn compensation for providing such services have become more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of service charges within the banking industry.

The 2009 amendment to Regulation E of the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions. To continue to have overdraft services available to those clients who desired to have this service, we were proactive in encouraging our deposit clients to opt-in to overdraft protection. However, not all of our clients who have previously utilized overdraft features have opted-in to overdraft protection.

In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts and began re-implementing service charges for a number of clients beginning in the first quarter 2012.

Fees for Trust, Investment Management and Brokerage Services. The decrease in trust, investment management and brokerage services during the third quarter 2012 compared with the third quarter 2011 was the result of a $103 thousand decrease in trust and insurance fees offset by an increase in brokerage service fees of $32 thousand.

During the period, trust fees were positively impacted by modifications to our fee structure implemented effective April 1, 2011 for new clients and effective August 1, 2011 for existing clients as well as an increase in average assets under management over the periods presented. The average market value of assets under management increased from $263.4 million during the third quarter 2011 to $269.4 million during the third quarter 2012. The market value of assets under management is impacted by market value changes in client balances as well as new business generated offset by accounts that transferred or settled during the year.

Brokerage income increased during the three months ended September 30, 2012 when compared with the same period of 2011 primarily as a result of change in the mix and type of accounts under management during the year. The average market value of brokerage assets under management increased from $176.8 million during the third quarter 2011 to $189.1 million during the third quarter 2012. Assets under management increased as a result of overall market appreciation over the past year.

Mortgage-Banking. Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships. Mortgage loans serviced for the benefit of others amounted to $390.5 million and $397.5 million at September 30, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets since we do not own the underlying loans.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2012	2011
Mortgage-servicing fees	$295	$262
Gain on sale of mortgage loans held for sale	695	174
Mortgage-servicing rights portfolio amortization and impairment	(240)	(178)
Derivative loan commitment income	383	449
Forward sales commitment expense	(570)	(31)
Other	146	88

Total mortgage-banking income	$709	$764

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.30%	0.25%

Mortgage-banking income decreased $55 thousand (7.2%) from the three months ended September 30, 2011 to the three months ended September 30, 2012. The fair market value of our commitments to originate and sell mortgage loans declined $605 thousand from the third quarter 2011. The value of commitments to originate and sell mortgage loans fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. The decrease in mortgage-banking income was partially offset by gains on sales of mortgage loans, which increased $521 thousand (299.4%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $62 thousand (34.8%). The increased gain on sale of mortgage loans was the result of higher volumes of loans originated and sold and overall improved pricing on loan sales during 2012. Mortgage loans held for sale originated during the three months ended September 30, 2012 and 2011 totaled $27.5 million and $14.2 million, respectively, while proceeds from sales over the same periods were $28.1 million and $12.6 million, respectively. During the three months ended September 30, 2012, 69% of our production was due to refinances, compared to 59% in the same period of 2011. Mortgage loan origination and sale activity has been significantly influenced by the overall reduction in mortgage rates during 2012. While the percentage of our mortgage production attributable to refinance activity has declined, we may nonetheless experience lower mortgage loan production when and if mortgage rates begin to rise.

Automatic Teller Machine. Automatic teller machine income decreased $13 thousand (5.8%) from the three months ended September 30, 2011 to the three months ended September 30, 2012. As part of our Plan, we evaluated the number, locations and functionality of our ATM fleet. In the third quarter 2011, we reduced our ATM fleet from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. All of the five ATMs that were terminated were redeployed as replacements of older model ATMs located at certain branches. During the first quarter 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location as an upgrade to an existing ATM. The decision to reduce our ATM fleet was driven in part by the significant cost of upgrading the ATMs to meet the requirements of the Americans with Disabilities Act by the required deadline in March 2012. We further reduced our ATM fleet by two as a result of the branch sales that were closed on July 1, 2012. As part of our focus on the client experience, we are currently in the process of upgrading three ATMs to accept deposits.

Bankcard Services. Bankcard services income increased $12 thousand (23.1%) from the three months ended September 30, 2011 to the three months ended September 30, 2012. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account we refer in addition to a share of the interest and interchange income on such accounts.

Gain on Sale of Branches. On July 1, 2012 we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches and recognized a gain, net of transaction costs, of $568 thousand. The agreement to sell these branches was originally entered into in January 2012. The branch sale was the final part of our plan to reduce our branch network through sale or consolidation into existing branches, which was announced in December 2011. As part of the settlement of the sale, we made a cash payment to the purchaser of $31.6 million, primarily representing the excess of deposits and other liabilities assumed by the purchaser over the carrying value of loans and other assets sold, and the deposit premium received.

Other. Other noninterest income is primarily comprised of debit card income net of related expense. Other noninterest income declined $67 thousand from the three months ended September 30, 2011 to the three months ended September 30, 2012 as a result of a decline in various miscellaneous consumer fees collected over the periods and the absence of income associated with an interim credit card servicing agreement with Elan Financial, Inc. that expired in September 2011. The declines were partially offset by an increase in net debit card income resulting from an increase in debit card activity.

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

Noninterest Expense

General. The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions realized in 2009 through 2012 and are continuing to review other opportunities for additional reductions. Examples of reductions realized include:

•	Freezing most teammate salaries effective May 2009 to February 2011 with the salary freeze re-implemented effective March 2012,

•	Eliminating the officer cash incentive plan awards under the corporate incentive plan for 2009, 2010 and 2011,

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

With the assistance from a third party consulting firm, we also reviewed our retail banking network in 2010 and implemented process improvements and other recommendations that we believe are resulting in reduced expenses. With assistance from the same consulting firm, in 2010 and 2011 we performed a comprehensive review of our lending process that we believe is similarly resulting in efficiency improvements and cost savings. Savings have also been realized from more fully leveraging existing technology, implementing more advanced technology and other process improvements. To date, these expense reductions have been more than offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our higher level of nonperforming assets. The level of credit-related costs, however, declined significantly during the third quarter 2012 and is expected to be more stable and predictable in future periods.

Additionally, in the third quarter 2011, we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In December 2011, we announced plans to reduce our branch network by four branches through sale or consolidation into existing branches. In addition to the branch reductions, we also took a number of additional steps in 2012 to accelerate our return to profitability such as:

•

Outsourcing of our check processing function in the second quarter 2012 to a third party provider that will result in a higher level of expertise and reduced risk, enhanced statement rendering capability and improved efficiency,

•	Increased internal audit co-sourcing which will allow us to take advantage of increased expertise and reduced costs,

•	Reinstitution of a Company-wide salary freeze effective March 2012,

•	Suspension of the Company’s ongoing regular 401(k) match which has been replaced with a discretionary match that may be paid upon our reaching an appropriate level of profitability,

•	Replacing Company-provided perquisites for certain members of management with a lower annual allowance, and

•	Reduction of Telephone Banking hours on weekdays to better align staffing levels with peak call times.

As a result of these actions and attrition during 2011 and the first nine months of 2012 for which the positions were not replaced, full-time equivalent teammates (or employees) (“FTE”) decreased from a peak of 420 at December 31, 2008 to 321.5 at September 30, 2012. We expect the actions resulting from this project to have an ongoing positive impact to our annual earnings of $6.2 million as compared to 2011 earnings. The positive impact of these actions was partially offset by charges of $13 thousand in the second quarter 2012, $328 thousand in the first quarter 2012 and $343 thousand in the fourth quarter 2011 reflecting severance and retention, asset impairments and other costs related to these actions.

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

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended September 30,
	2012	2011
Salaries and other personnel	$5,205	$5,835
Occupancy	1,068	1,055
Furniture and equipment	799	924
Professional services	419	394
FDIC deposit insurance assessment	383	688
Marketing	422	410
Loan workout	235	436
Foreclosed real estate writedowns and expenses	693	3,029
Loss on other loans held for sale	4	2,080
Other	1,630	1,621

Total noninterest expense	$10,858	$16,472

Salaries and Other Personnel. Salaries and other personnel expense decreased $630 thousand (10.8%) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as a result of decreased salaries due to a decline in FTEs from 358.0 at September 30, 2011 to 321.5 at September 30, 2012 and reductions in medical insurance premiums, 401(k) match expense and the use of contract labor. While total FTEs declined, certain positions that became open were replaced with higher paid teammates as part of our plan to recruit personnel with specific industry expertise and experience. In connection with the execution of our Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. The declines noted above were partially offset by an increase in discretionary incentive accruals and commissions expense, which reflects the increase in mortgage-banking and brokerage income.

Notwithstanding our actions to reduce salaries and other personnel expense, we continue working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy and Furniture and Equipment. Occupancy expense increased $13 thousand (1.2%) while furniture and equipment expense decreased $125 thousand (13.5%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in occupancy expense is due to an increase in real estate property taxes of $83 thousand over the periods as a result of a successful appeal during the third quarter 2011 of a property tax assessment related to one of our facilities. Excluding real estate property taxes, occupancy expense declined $70 thousand during this period, which along with the reduction in furniture and equipment expense, reflects the expense savings associated with the reduction in branches and automatic teller machines over the periods noted.

Professional Services. Professional services expense increased $25 thousand (6.3%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as a result of an increase in co-sourcing and outsourcing arrangements associated with strategic changes in processes that resulted in an overall reduction in operating costs.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $305 thousand (44.3%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This decline is attributed to a decline in our assessment base, which is computed by reducing average total assets by average tangible equity, and an improved risk category resulting from our most recent regulatory examination which took effect during the second quarter 2012.

Taking into account the changes to the deposit insurance assessment regulations that went into effect in 2011, improvements in our risk category and current projections of our assessment base for the remainder of 2012, we project that our FDIC insurance premiums will be reduced by approximately $1.2 million for the full year 2012 when compared with 2011.

Marketing. Marketing expense increased $12 thousand (2.9%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to an increase in corporate donations to community and business development organizations in our markets. The increase in marketing costs from these payments was partially offset by a decline in advertising costs. Although advertising campaigns were utilized during the third quarter 2012 to promote our Trust & Investments line of business, online and mobile banking initiatives and certain lending programs, our marketing focused less on our branding campaign during the third quarter 2012 than it did in the same quarter 2011.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. The third quarter 2012 included $235 thousand of loan workout expenses compared to $436 thousand in the third quarter 2011. Given the sale of problem assets in the second quarter 2012 and overall reduction in problem assets, our loan workout expenses have declined and are expected to be lower and less volatile going forward.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses decreased $2.3 million (77.1%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. Transfers into foreclosed real estate during the third quarter 2012 totaled $139 thousand. The decline in foreclosed real estate writedowns and expenses is due to the overall reduction in the level of foreclosed real estate, a reduced number of properties for which appraisals were required and improved pricing on foreclosed real estate dispositions. Given the sale of problem assets in the second quarter 2012, we expect our foreclosed real estate writedowns and expenses to remain at a reduced level and experience less volatility.

Loss on Other Loans Held for Sale. Loss on other loans held for sale decreased $2.1 million (99.8%) to $4 thousand during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Loss on other loans held for sale represents writedowns and losses on sales of loans classified as held for sale during the three months ended September 30, 2012 and 2011. During the three months ended September 30, 2012, we closed the sale of $7.5 million of loans in connection with the branch sales. These loans were sold at book value and, therefore, no gain or loss was recognized. There were no other sales of loans during the third quarter 2012, however marketing efforts continued on the three commercial real estate loans that remain classified as other loans held for sale. The losses on other loans held for sale recorded in the third quarter 2012 were the result of residual losses on two previously sold loans. The commercial real estate loans included in other loans held for sale at September 30, 2012 are scheduled to receive updated appraisals during the fourth quarter 2012 and may experience writedowns in value based on the results of these appraisals.

Other. Other noninterest expense increased $9 thousand (0.6%) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Included in this financial statement line item and contributing to the change from 2011 were the following:

•	A provision for unfunded commitments of $210 thousand during the third quarter 2012 compared to a provision of $75 thousand during the third quarter 2011.

•	Asset writedowns of $108 thousand associated with the contract for sale of a vacant branch facility and certain capitalized software costs.

•

Increased automated service costs of $133 thousand primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense.

•	A decline in telecommunication expenses of $34 thousand as a result of more efficient utilization of our existing communications infrastructure.

•

A reduction in bankcard related expenses totaling $62 thousand resulting, in part, from the expiration of the Interim Servicing Agreement in September 2011 associated with the sale of our credit card portfolio in December 2010.

•

A decline in operating expenses (such as insurance, postage, printing, office supplies, convention expenses, directors fees, document storage, automobile mileage reimbursements, courier and bank membership expenses) totaling $116 thousand.

Benefit for Income Taxes

The income tax benefit totaled $436 thousand for the three months ended September 30, 2012 compared to $1.4 million for the three months ended September 30, 2011. The 2012 and 2011 income tax benefits resulted from fluctuations in the valuation allowance applied against the net deferred income tax asset that resulted from changes in deferred taxes associated with investment securities available for sale. We determined that based on projections of future taxable income, available tax planning strategies and limitations on our ability to utilize net operating loss carryforwards and unrealized built-in losses, a valuation allowance on our net deferred tax asset remained necessary at September 30, 2012. Additional provisions or benefits may result to the extent of changes in deferred tax assets and liabilities which require adjustments to the valuation allowance to maintain a full allowance against the net deferred tax asset or reductions in the valuation allowance based on an increased likelihood of our ability to recognize deferred tax assets as a result of changes in our estimates of future earnings, particularly in light of our return to profitability during the third quarter 2012 and expectations for sustained profitability.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we recorded a valuation allowance against our net deferred tax asset at September 30, 2012, the portion related to accumulated net operating losses and net realized built-in losses can be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses to offset a portion of future taxable income and reverse a portion of the valuation allowance. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Portions of the net deferred tax asset related to unrealized built-in losses and net operating losses generated prior to the Private Placement are subject to an annual limitation under Internal Revenue Service regulations. As disclosed in Item 1. Financial Statements, Note 13, Income Taxes, such amounts may eventually expire unutilized.

Year-to-Date 2012 Earnings Review

Overview

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine months ended September 30,		Dollar	Percent
	2012	2011	variance	variance

Interest income
Interest earned on cash and cash equivalents	$172	$283	$(111)	(39.2)%
Dividends received on FHLB stock	35	38	(3)	(7.9)
Interest earned on investment securities available for sale	4,053	5,167	(1,114)	(21.6)
Interest and fees earned on loans (1)	30,263	33,569	(3,306)	(9.8)

Total interest income	34,523	39,057	(4,534)	(11.6)

Interest expense
Interest paid on deposits	3,958	7,467	(3,509)	(47.0)
Interest paid on retail repurchase agreements	2	19	(17)	(89.5)
Interest paid on FHLB borrowings	—	72	(72)	(100.0)

Total interest expense	3,960	7,558	(3,598)	(47.6)

Net interest income	30,563	31,499	(936)	(3.0)

Provision for loan losses	11,750	18,500	(6,750)	(36.5)

Net interest income after provision for loan losses	18,813	12,999	5,814	44.7

Noninterest income
Service charges on deposit accounts, net	4,978	5,611	(633)	(11.3)
Fees for trust, investment management and brokerage services	2,346	2,361	(15)	(0.6)
Mortgage-banking	2,342	1,381	961	69.6
Automatic teller machine	699	711	(12)	(1.7)
Bankcard services	183	177	6	3.4
Investment securities gains, net	9,859	56	9,803	n/m
Other	1,821	1,333	488	36.6

Total noninterest income	22,228	11,630	10,598	91.1

Noninterest expense
Salaries and other personnel (1)	16,148	18,087	(1,939)	(10.7)
Occupancy	3,396	3,384	12	0.4
Furniture and equipment	2,524	2,839	(315)	(11.1)
Professional services	1,309	1,457	(148)	(10.2)
FDIC deposit insurance assessment	1,480	2,348	(868)	(37.0)
Marketing	984	1,344	(360)	(26.8)
Loan workout	622	907	(285)	(31.4)
Foreclosed real estate writedowns and expenses	9,027	5,366	3,661	68.2
Loss on other loans held for sale	2,538	7,028	(4,490)	(63.9)
Other	3,995	5,481	(1,486)	(27.1)

Total noninterest expense	42,023	48,241	(6,218)	(12.9)

Net loss before provision (benefit) for income taxes	(982)	(23,612)	22,630	(95.8)

Provision (benefit) for income taxes	3,592	(2,494)	6,086	(244.0)

Net loss	$(4,574)	$(21,118)	$16,544	(78.3)%

Common and per share data
Net loss - basic	$(0.36)	$(1.68)	$(1.32)	(78.5)%
Net loss - diluted	(0.36)	(1.68)	(1.32)	(78.5)
Cash dividends	—	—	—	—
Book value	7.36	8.28	(0.92)	(11.1)

Weighted average common shares outstanding - basic	12,638,838	12,533,937
Weighted average common shares outstanding - diluted	12,638,838	12,533,937

(1)	Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted interest and fees earned on loans and salaries and other personnel expense. The reclassification did not have any impact on net loss for any period.

Net Interest Income

General. Net interest income totaled $30.6 million for the nine months ended September 30, 2012 compared to $31.5 million for the nine months ended September 30, 2011. In addition to the general impacts on net interest income during the period as previously discussed in Third Quarter 2012 Earnings Review, Net Interest Income, General, net interest income for the nine months ended September 30, 2012 was impacted by the following:

•	Foregone interest on nonaccrual loans for the nine months ended September 30, 2012 totaling $1.1 million.

•

Maintaining historically high levels of cash reduced our interest income by $1.3 million for the nine months ended September 30, 2012 when compared with investing these funds at the average yield of 2.04% on our investment securities since we are retaining a higher level of cash instead of reinvesting this cash in higher yielding assets.

•

Yields on investment securities declined from 2.61% during the first nine months of 2011 to 2.04% during the same period of 2012 as a result of the sales of investment securities during the second quarter 2012, which generated gains of $9.9 million, for which the proceeds were reinvested into securities in a lower interest rate environment.

•	Reduction of $69.3 million in average gross loans and other loans held for sale during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

•	The reductions in net interest income were partially offset by lower deposit rates and strategic reductions in higher cost time deposits.

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

	For the nine months ended September 30,
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$99,631	$172	0.23%	$156,716	$283	0.24%
FHLB stock	2,737	35	1.71	5,864	38	0.87

Investment securities available for sale, taxable (1)	192,755	2,364	1.64	163,325	2,760	2.25
Investment securities available for sale, nontaxable (1)	72,222	1,689	3.12	100,591	2,407	3.19

Total investment securities available for sale	264,977	4,053	2.04	263,916	5,167	2.61

Loans (2)	763,290	30,263	5.30	832,591	33,569	5.39

Total interest-earning assets	1,130,635	34,523	4.08	1,259,087	39,057	4.15

Noninterest-earning assets
Cash and cash equivalents	11,038			9,817
Allowance for loan losses	(21,795)			(26,110)
Premises and equipment, net	25,274			27,685
Accrued interest receivable	4,363			4,813
Foreclosed real estate	20,978			16,426
Other	14,404			13,236

Total noninterest-earning assets	54,262			45,867

Total assets	$1,184,897			$1,304,954

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$302,265	$30	0.01%	$295,746	$97	0.04%
Money market deposit accounts	135,523	40	0.04	137,753	171	0.17
Savings deposit accounts	64,463	6	0.01	55,822	31	0.07
Time deposit accounts	375,754	3,882	1.38	508,776	7,168	1.88

Total interest-bearing deposits	878,005	3,958	0.60	998,097	7,467	1.00

Retail repurchase agreements	21,826	2	0.01	24,602	19	0.10
Other short-term borrowings	30	—	—	8	—	—
FHLB borrowings	1	—	—	2,710	72	3.55

Total interest-bearing liabilities	899,862	3,960	0.59	1,025,417	7,558	0.99

Noninterest-bearing liabilities
Noninterest-bearing deposits	173,783			153,461
Accrued interest payable	584			1,147
Other	10,194			9,595

Total noninterest-bearing liabilities	184,561			164,203

Total liabilities	1,084,423			1,189,620

Shareholders’ equity	100,474			115,334

Total liabilities and shareholders’ equity	$1,184,897			$1,304,954

NET INTEREST INCOME / NET INTEREST MARGIN		$30,563	3.61%		$31,499	3.34%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

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

	For the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(99)	$(12)	$(111)
FHLB stock	4	(7)	(3)
Investment securities available for sale	21	(1,135)	(1,114)
Loans	(2,730)	(576)	(3,306)

Total interest income	$(2,804)	$(1,730)	$(4,534)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	$2	$(69)	$(67)
Money market deposit accounts	(3)	(128)	(131)
Savings deposit accounts	6	(31)	(25)
Time deposit accounts	(1,624)	(1,662)	(3,286)

Total interest paid on deposits	(1,619)	(1,890)	(3,509)

Retail repurchase agreements	(2)	(15)	(17)
FHLB borrowings	(72)	—	(72)

Total interest expense	$(1,693)	$(1,905)	$(3,598)

Net interest income	$(1,111)	$175	$(936)

Provision for Loan Losses

Provision for loan losses decreased from $18.5 million during the nine months ended September 30, 2011 to $11.8 million for the nine months ended September 30, 2012. See Third Quarter 2012 Earnings Review, Provision for Loan Losses for additional disclosures. See also Financial Condition, Lending Activities, included elsewhere in this item, for discussion regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the nine months ended September 30,
	2012	2011
Service charges on deposit accounts, net	$4,978	$5,611
Fees for trust, investment management and brokerage services	2,346	2,361
Mortgage-banking	2,342	1,381
Automatic teller machine	699	711
Bankcard services	183	177
Investment securities gains, net	9,859	56
Gain on sale of branches	568	—
Other	1,253	1,333

Total noninterest income	$22,228	$11,630

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income totaling 1.4% of average transaction deposit balances for the nine months ended September 30, 2012 compared to 1.7% for the nine months ended September 30, 2011. The decrease in service charges on deposit accounts of $633 thousand resulted from a reduction in the number of NSF items presented for payment and changes to our NSF fee structure designed to address restrictions imposed by legislative actions. See Third Quarter 2012 Earnings Review, Noninterest Income, Service Changes on Deposit Accounts, Net for additional disclosures.

Fees for Trust, Investment Management and Brokerage Services. The decrease in trust, investment management and brokerage services during the nine months ended September 30, 2012 compared with the same period of 2011 was the result of a $23 thousand decrease in trust and insurance fees offset by an increase in brokerage service fees of $8 thousand.

During the period, trust fees were positively impacted by modifications to our fee structure implemented effective April 2011 for new clients and effective August 2011 for existing clients as well as an increase in average assets under management over the periods presented. The average market value of assets under management increased from $253.1 million during the nine months ended September 30, 2011 to $267.6 million during the nine months ended September 30, 2012.

Brokerage income increased during the nine months ended September 30, 2012 when compared with the same period of 2011 primarily as a result of change in the mix and type of accounts under management during the year. The average market value of brokerage assets under management increased from $176.8 million during the nine months ended September 30, 2011 to $189.1 million during the nine months ended September 30, 2012. Assets under management increased as a result of overall market appreciation over the past year as well as growth in the number of accounts.

Mortgage-Banking. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the nine months ended September 30,
	2012	2011
Mortgage-servicing fees	$792	$782
Gain on sale of mortgage loans held for sale	1,769	626
Mortgage-servicing rights portfolio amortization and impairment	(648)	(553)
Derivative loan commitment income	454	426
Forward sales commitment expense	(368)	(95)
Other	343	195

Total mortgage-banking income	$2,342	$1,381

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.27%	0.25%

Mortgage-banking income increased $961 thousand (69.6%) from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. Gains on sales of mortgage loans increased approximately $1.1 million (182.6%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $95 thousand (17.2%) from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The increased gain on sale of mortgage loans was the result of higher volumes of loans originated and sold and overall improved pricing on loan sales during 2012. Mortgage loans held for sale originated during the nine months ended September 30, 2012 and 2011 totaled $69.3 million and $34.8 million, respectively, while proceeds from sales over the same periods were $70.9 million and $37.7 million, respectively. During the nine months ended September 30, 2012, 73% of our production has been due to refinances, compared to 67% in the same period of 2011. Mortgage loan origination and sale activity has been significantly influenced by the overall reduction in mortgage rates during 2012. While the percentage of our mortgage production attributable to refinance activity has declined, we may nonetheless experience lower mortgage loan production when and if mortgage rates begin to rise.

The increase in mortgage banking income was partially offset by a decline in the value of mortgage banking origination and sales commitments of $245 thousand. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date.

Automatic Teller Machine. Automatic teller machine income decreased $12 thousand (1.7%) from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. See Third Quarter 2012 Earnings Review, Noninterest Income, Automatic Teller Machine for additional disclosures.

Bankcard Services. Bankcard services income increased $6 thousand (3.4%) from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. See Third Quarter 2012 Earnings Review, Noninterest Income, Bankcard Services for additional disclosures.

Investment Securities Gains, Net. Investment securities gains, net increased $9.8 million as compared to the nine months ended September 30, 2011. During 2012, we realized gains of approximately $9.9 million on the sale of $142.0 million in book value of investment securities. The sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses resulting primarily from the second quarter 2012 sale of problem assets at discounted prices to various counterparties and the resulting impact on regulatory capital. The proceeds from these sales were reinvested in investment securities. See Third Quarter 2012 Earnings Review, Noninterest Income, Investment Securities Gains, Net for additional disclosures.

Gain on Sale of Branches. See Third Quarter 2012 Earnings Review, Noninterest Income, Gain on Sale of Branches for a discussion of this item.

Other. Other noninterest income is primarily comprised of debit card income net of related expense. Other noninterest income declined $80 thousand over the nine months ended September 30, 2011 as a result of the absence of income associated with an interim credit card servicing agreement with Elan Financial, Inc. that expired in September 2011. This decline was partially offset by higher debit card fees associated with an increase in debit card activity.

Noninterest Expense

General. The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the nine months ended September 30,
	2012	2011
Salaries and other personnel	$16,148	$18,087
Occupancy	3,396	3,384
Furniture and equipment	2,524	2,839
Professional services	1,309	1,457
FDIC deposit insurance assessment	1,480	2,348
Marketing	984	1,344
Loan workout	622	907
Foreclosed real estate writedowns and expenses	9,027	5,366
Loss on other loans held for sale	2,538	7,028
Other	3,995	5,481

Total noninterest expense	$42,023	$48,241

Salaries and Other Personnel. Salaries and other personnel expense decreased $1.9 million (10.7%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decline was due to a reduction in average FTE of 44 due to normal attrition and our strategic decisions to reduce the branch network and outsource certain operational functions. Salaries and other personnel expense also decreased as a result of a reduction in the use of contractors, lower production and performance-based incentives and suspension of our 401(k) match. These expenses were partially offset by higher commissions (from an increase in mortgage loan production) and increased equity award expense (from equity awards granted since the third quarter 2011).

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $303 thousand (4.9%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decline in occupancy and furniture and equipment expense was the result of lower operating costs associated with the reduction in number of branches and automatic teller machines over the periods noted. The lower operating costs were partially offset by one-time costs associated with the branch consolidations on March 30, 2012.

Professional Services. Professional services expense decreased $148 thousand (10.2%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Professional services expense for 2011 included costs associated with the follow-on stock offering and other matters related to the Private Placement, as well as a higher use of consultants. During 2012, we used significantly fewer consulting services and incurred professional expenses associated with the actions to reduce the number of branches and outsource certain operational functions, a portion of which were recorded as a reduction of the gain on sale of branches. The level of other professional services was essentially consistent between 2011 and 2012.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $868 thousand (37.0%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. See Third Quarter 2012 Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures.

Marketing. Marketing expense decreased $360 thousand (26.8%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In 2011 we employed advertising campaigns designed to both increase brand awareness and promote certain lending programs as well as overall branding campaigns given the competitive disruption in our market and targeted direct mail campaigns to increase debit card activity and home equity line usage. Although advertising campaigns were utilized during 2012 to promote our Trust & Investments line of business, online and mobile banking initiatives and certain lending programs, our marketing focused less on our branding campaign than it did in the same period last year.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs was reported as charge-offs and, accordingly, recognized in the Provision for loan losses financial statement line item. Accordingly, the results for the nine months ended September 30, 2012 included $622 thousand of loan workout expenses compared to $907 thousand for the nine months ended September 30, 2011. Given the sale of problem assets in the second quarter 2012 and overall reduction in problem assets, our loan workout expenses have declined and are expected to be lower and less volatile going forward.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $9.0 million during the nine months ended September 30, 2012 compared to $5.4 million during the nine months ended September 30, 2011. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. The level of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity. During 2012 we recorded a $3.6 million writedown on undeveloped residential lots in one particular community located in the Upstate of South Carolina, which accounted for the increase this line item over the prior year.

We are currently developing a marketing plan to sell the undeveloped residential lots noted above. These lots have a current carrying value of $7.1 million and due to the number of lots owned and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years. Other than this one asset, however, we have sold most of the more significant assets and the assets that involved higher operating costs (e.g. assisted living facilities and golf courses). Given the sale of problem assets in the second quarter 2012, we expect our foreclosed real estate writedowns and expenses to be reduced going forward.

Loss on Other Loans Held for Sale. Loss on other loans held for sale decreased $4.5 million (63.9%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Loss on other loans held for sale represents writedowns and losses on sales of loans classified as other loans held for sale during the nine months ended September 30, 2012 and 2011. The decline in loss on other loans held for sale is a result of a reduction in the number of loans included in this portfolio. Of the $31.4 million other loans held for sale portfolio at September 30, 2011, only three loans totaling $6.9 million remained in the portfolio at September 30, 2012. See Third Quarter 2012 Earnings Review, Noninterest Expense, Loss on Other Loans Held for Sale for additional information regarding the other loans held for sale portfolio.

Other. Other noninterest expense decreased $1.5 million (27.1%) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Included in this financial statement line item and contributing to this decrease were the following:

•

During the nine months ended September 30, 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $35.0 million of FHLB advances resulting in a prepayment penalty of $412 thousand.

•	A reduction in provision for unfunded commitments of $216 thousand during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

•	A reduction in telecommunication expenses totaling $201 thousand as a result of more efficient utilization of our existing communications infrastructure.

•

A reduction in bankcard related expenses totaling $257 thousand resulting, in part, from the expiration of the Interim Servicing Agreement with Elan Financial, Inc. in September 2011 associated with the sale of our credit card portfolio in December 2010. Other income was reduced by a similar amount.

•

A reduction in operating expenses (such as insurance, postage, printing, office supplies, convention expenses, directors fees, document storage, automobile mileage reimbursements, courier and bank membership expenses) totaling $342 thousand.

Provision (Benefit) for Income Taxes

Provision for income taxes was $3.6 million for the nine months ended September 30, 2012 compared to an income tax benefit of $2.5 million for the nine months ended September 30, 2011. Even though we incurred a pretax loss for the nine months ended September 30, 2012, we reported an income tax provision as a result of the decline in our deferred tax liability associated with unrealized gains on our investment securities portfolio. The sale of investment securities during the second quarter 2012 and resulting recognition of gains totaling $9.9 million, reduced our deferred tax liability which required a corresponding increase in our deferred tax valuation allowance. See Third Quarter 2012 Earnings Review, Noninterest Expense Benefit for Income Taxes for additional disclosures.

Recently Issued / Adopted Authoritative Pronouncements

For information regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations, and cash flows, See Item 1. Financial Statements, Note 1, Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, 300 and 400 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	7.92%
Up 300 basis points	4.75
Up 200 basis points	2.24
Up 100 basis points	0.95
Base
Down 100 basis points	(2.87)
Down 200 basis points	(5.41)
Down 300 basis points	n/a
Down 400 basis points	n/a

(1)	The rising 100, 200, 300 and 400 basis point and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2012, the last day of the period covered by this Quarterly Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Third Quarter Internal Control Changes

During the third quarter 2012, we did not make any changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect those controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1^	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^*	The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL; (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the three months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Income (Loss) for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vii) Notes to Consolidated Financial Statements*.

^	Filed with this Quarterly Report on Form 10-Q.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 2, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Samuel L. Erwin’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Roy D. Jones’ Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File