Form 10-K
period 2012-12-31
PALMETTO BANCSHARES INC
filed 2013-03-01
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $13,693,650 as of the last business day of the registrant’s most recently completed second fiscal quarter.

12,762,452 shares of the registrant’s common stock were outstanding as of February 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 16, 2013 is incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2012 Annual Report on Form 10-K

PART I

Throughout this Annual Report on Form 10-K, “the Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and our consolidated subsidiaries, including The Palmetto Bank, except where the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Factors that may cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

•

Larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors including declining real estate values, increasing interest rates, increasing unemployment or changes in payment behavior or other factors,

•	Larger than expected credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,

•	Additional sales of problem assets at discounted prices to accelerate the resolution of our problem assets,

•	The rate of delinquencies and amounts of loans charged-off,

•	Our allowance for loan losses and the amount of loan loss provisions required in future periods,

•	Our ability to complete the sale of the remainder of our other loans held for sale at values equal to or greater than the currently recorded carrying balances avoiding additional writedowns,

•

Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums and the impact of the proposed capital rules under Basel III,

•	Our ability to comply with regulatory restrictions and potential regulatory actions if we fail to comply,

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

•	Risks associated with a failure in or breach of our operations or security systems or infrastructure or those of our third party vendors,

•

Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”),

•	Potential limitations on our ability to utilize net operating loss carryforwards and net unrealized built-in losses for income tax purposes,

•	Risks associated with income taxes including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets,

•	Our ability to maintain effective internal control over financial reporting,

•

Our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Discount Window (“Discount Window”) borrowings, sales of investment securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

•	Adverse changes in asset quality and resulting credit-related losses and expenses,

•	The market value of our common stock including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,

•	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions, and / or

•	Other risks and uncertainties detailed in this Annual Report on Form 10-K and from time to time in our other filings with the SEC.

The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

You should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Development and Description of Business

Organization

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank specializes in providing personalized community banking services to individuals and small to mid-size businesses including Retail Banking (including mortgage, credit cards and indirect automobile loans), Commercial Banking (including Small Business Administration (“SBA”) loans, Business Banking, Corporate Banking, Treasury Management and Merchant Services) and Wealth Management (including Trust, Investments, Financial Planning and Insurance) throughout our primary market area of northwest South Carolina (commonly referred to as the “Upstate”).

Since the Company is a holding company without stand-alone operations, the Company’s primary sources of liquidity are debt and equity offerings and dividends received from the Bank.

The following table summarizes the Company’s consolidated assets, revenues and net loss at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2012	2011	2010
Total consolidated assets	$1,145,456	$1,203,152	$1,355,247
Total consolidated revenues	72,420	67,244	72,434
Total consolidated net loss	(1,864)	(23,400)	(60,202)

The Bank was organized in Laurens, South Carolina under South Carolina law in 1906 and relocated is headquarters to Greenville, South Carolina in 2009 with the operations center remaining in Laurens. The Company owns all of the Bank’s common stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans and invest in securities.

Significant services offered by the Bank include:

•

Commercial Banking. The Bank provides commercial banking services to corporations and other business clients. Loans are made for a wide variety of corporate purposes including financing industrial and commercial properties, construction related to industrial and commercial properties, equipment, inventories and accounts receivable and acquisition financing. The Bank also provides deposit products, online banking, cash management products and merchant services through a third party referral arrangement. During 2012, we hired dedicated lenders with significant experience in the origination and sale of SBA and Corporate Banking loans to provide additional sources of revenue expected to contribute to earnings in future periods.

•

Retail Banking. The Bank provides consumer banking services including checking accounts, savings programs, online and mobile banking, bill payment, automated teller machines, overdraft facilities, installment and real estate loans, residential first mortgage loans, home equity loans and lines of credit, automobile loans, drive-in and night deposit services and safe deposit facilities. The Bank also provides credit card products through a third party referral arrangement.

•

Wealth Management. The Bank provides trust, investment, agency, insurance, financial planning and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. At December 31, 2012, the estimated fair value of client assets managed and / or serviced by the Bank’s trust unit was $259.9 million. The Bank also provides brokerage services relating to stocks, treasury, corporate and municipal bonds, mutual funds and insurance annuities as well as college and retirement planning through a third party arrangement with Raymond James Financial Services, Inc. At December 31, 2012, the estimated fair value of client assets in accounts serviced by the Bank’s brokerage unit was $188.1 million.

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock. Unless otherwise noted, share and per share amounts for all periods presented have been adjusted to give effect to the reverse stock split.

Recent Developments

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

The period from 2009 through 2012 has been very challenging for the Company, the banking industry and the global economy in general. This period has been marked by elevated levels of unemployment, depressed residential and commercial real estate values, stress on the United States (“U.S.”) and European banking systems and U.S. and European government fiscal challenges. Our results were negatively impacted by these events including the recession that ended in 2009 and its aftermath. To address these challenges, the Company adopted a management succession plan in 2009 resulting in the hiring of a new Chief Executive Officer and a new Chief Operating Officer and Chief Risk Officer. These two executives have proven bank turnaround and operational capabilities and rapidly developed and implemented the Company’s Strategic Project Plan in June 2009 as summarized herein. Other senior leadership changes included the hiring of a new Chief Credit Officer in 2009, a Retail Banking Executive and Chief Financial Officer in 2010, a Chief Information Officer in 2011, the appointment of a new Commercial Banking Executive in 2011 and the appointment of an interim Trust and Investments Executive in 2012. In addition, during 2009 and 2010 we realigned our organizational structure and began the process of more specifically delineating our lines of business.

The significant deterioration in asset quality associated with the economic crisis resulted in a net loss for 2009, which was the first annual net loss for the Company since the Great Depression in the 1930s, and also resulted in annual net losses in 2010, 2011 and 2012. Increased regulatory scrutiny given the declining asset quality, financial results and capital position resulted in the Bank agreeing to the issuance of a Consent Order with its primary bank regulatory agencies in 2010 (which was later terminated by the bank regulatory agencies in January 2013). Execution of the Strategic Project Plan included strategic repositioning and reduction of the balance sheet to reduce commercial real estate loan concentrations and individually large and more complex loans originated from 2004 through 2008, as well as intentional reduction in the amount of wholesale funding and higher priced certificates of deposit used to fund loan growth during that period.

In 2009, management and the Board of Directors defined three strategic initiatives, which are continually being refined and are currently summarized as follows:

Component	Primary Emphasis	Time Horizon

Strategic Project Plan

•    Manage through the extended recession and volatile economic environment, and

•    Execute the Strategic Project Plan related to credit quality, earnings, liquidity and capital including preparation for a potential formal agreement with the bank regulatory agencies and raising additional capital.

June 2009 – October 2010

Annual Strategic Plans

•    Strategic planning at the corporate and department level for calendar years 2010 to 2013 in the context of the uncertain economic environment and ensuring our infrastructure is appropriately-sized with respect to projected balance sheet size and revenues,

•    Acceleration of overcoming the growth hump/life cycle stage of maturity resulting from fast growth reaching a high of $1.5 billion in assets,

•    Expense reduction and positioning the Bank to return to profitability in the post-capital raise and post-recession environment, and

•    Listing of our common stock on the NASDAQ stock market in 2011 and expected evolution into a more national retail investor base and resulting increased scrutiny by analysts and others in the investment community.

Calendar years 2010 to 2013

Bank of the Future

•    Increasing the franchise value of The Palmetto Bank through our “value creation strategy,”

•    Enhancing the “client experience” from the external perspective of prospects and clients including refining our products, services and distribution channels to meet their expectations including significant technology upgrades completed in 2012 and planned for 2013,

•    Adapting to the rapidly changing financial services landscape including lower earnings due to the low interest rate environment, regulatory restrictions on historical sources of income and higher compliance costs, and

•    Preparing for growth through organic growth given banking disruption in our markets and the potential for growth through mergers and acquisitions.

Two to five years

We are continually refining these initiatives and believe it is critical to focus on all three strategic initiatives simultaneously to optimize long-term shareholder value. As a result, management and the Board of Directors has focused a tremendous amount of time and effort on addressing all three initiatives since 2009 with the overall objectives being to aggressively deal with our credit quality, earnings and capital issues as quickly as possible and to accelerate into a much shorter time frame the “reinvention of The Palmetto Bank.”

We consummated a private placement in October 2010 and subsequent follow-on offering in January 2011 through which we received $113.9 million of gross proceeds from the sale of common stock (“Private Placement”). The Private Placement was a significant step forward in the implementation of these strategic initiatives and resulted in the Company’s and the Bank’s capital adequacy ratios exceeding the well-capitalized minimums. In addition, while financial challenges remain, the completion of the Private Placement repositioned us from a defensive posture to a more offensive posture in terms of balance sheet management, market presence, client retention and new client acquisition.

The trend in our financial results has steadily improved since consummation of the Private Placement. Most notably, as a result of focused execution of our Strategic Project Plan, the Company returned to profitability in third quarter 2012 and reported a profit in the fourth quarter 2012 as well. Loans (including other loans held for sale) decreased $417.3 million from March 31, 2009 (peak quarter-end loans) to December 31, 2012 and borrowings and certificates of deposit decreased $393.8 million from June 30, 2009 (peak quarter-end borrowings and certificates of deposit) to December 31, 2012. Although asset quality challenges remain, we believe that our return to profitability in the third quarter 2012 and continuing profitability in the fourth quarter 2012 is confirmation that our efforts are yielding results. We will continue to execute on these strategic initiatives to improve our financial performance to achieve appropriate levels of profitability and risk-adjusted returns.

From 2009 through 2012, we have been more focused on resolving problem assets including through strategic bulk sales at discounted prices and repositioning the balance sheet to utilize our excess cash more effectively to improve our net interest margin. This has included investing excess cash in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as FHLB advances and maturing certificate of deposit (“CD”) accounts. We also adapted our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts included hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, selling or consolidating branches that do not fit with our strategic direction, more specifically delineating our lines of business, evaluating client demographics and resulting needs and preparing “go-to-market” strategies with relevant products and services and marketing plans by business. While we continued many of these efforts in 2012, we have also been focusing increased attention on offensive strategies designed to improve earnings through focus on our clients and enhanced products and services.

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

Our primary market area is located within northwest South Carolina and includes the counties of Abbeville, Anderson, Cherokee, Greenville, Greenwood, Laurens, Oconee, Pickens, and Spartanburg, the majority of which are collectively referred to as the Upstate of South Carolina. We currently originate most of our loans and deposits in our primary market area.

The Upstate’s ability to attract both small, local companies and major internationally-recognized corporations is the result of cooperation between city and state governments and the private sector. We believe that the Upstate’s entrepreneurial spirit and strong workforce creates a business-friendly environment. Major industries of commerce in the Upstate include the automobile industry, which is concentrated mainly along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer. Greenville Hospital System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. Clemson University, BMW, IBM, Microsoft and Michelin have combined their resources to create International Center for Automotive Research (“ICAR”), a research park that specializes in the development of automotive technology. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina – Upstate, Wofford College and Converse College, among others.

Located adjacent to major transportation corridors such as Interstates 85 and 26, and centrally located between Charlotte, North Carolina and Atlanta, Georgia, the Upstate provides a diversified, broad economic base. We believe that our primary market area is not dependent on any one or a few types of commerce due to the area’s diverse economic base. Our client base is similarly diverse, although, as a community bank, our loan portfolio includes concentrations in construction and commercial real estate.

Despite being in what we believe are some of the best growth markets in South Carolina, we face the risk of being particularly sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges and anemic recovery of the past three years. During the recession that ended in 2009 and its aftermath, unemployment rose in our markets, and property values declined. While the Upstate has experienced recent improvement in unemployment and stabilization of property values, overall economic conditions remain uncertain. According to the U.S. Department of Labor, as of February 27, 2013, unemployment rates, not seasonally adjusted, at December 31, 2012 for counties in our market areas were as follows: Anderson, 8.4%; Cherokee, 11.1%; Greenville, 6.8%; Greenwood, 10.1%; Laurens, 8.9%; Oconee, 9.0%; and Spartanburg, 8.4%. As of February 27, 2013, the average state unemployment rate, seasonally adjusted, for South Carolina at December 31, 2012 was 8.4% compared to 7.8% for the U.S. The continued elevated levels of unemployment over historical levels may continue to adversely impact credit quality. While we have significantly reduced the level of our problem assets, we continue to spend an elevated level of time on the management and disposition of problem assets. The generally weakened state of the state and local economies has also impacted the level of loan demand.

Distribution Channels

The Bank is primarily engaged in the business of commercial and retail banking through its 25 branches in the Upstate. At December 31, 2012, we also had 27 automatic teller machines (“ATMs”), including three deposit-accepting ATMs, and six limited service offices located in retirement centers in the Upstate, and one leased brokerage office in Greenville County.

In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. In connection with these plans, the Bank consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. In addition, in July 2012, the Bank sold the Rock Hill and Blacksburg branches to an unrelated financial institution. These branch reductions were part of the Company’s proactive strategic plans to align further its infrastructure and expense base with its current balance sheet size, scope of business activities and underlying revenue generating capacity. The branch consolidations resulted in larger branches in Laurens and Greenwood and created synergies to more effectively and efficiently serve our clients in those markets. In addition, the exit from the Rock Hill market positioned the Bank to focus on and invest in our core markets in the Upstate.

We provide our clients with access to their funds through extended weekday hours at branches, Saturday banking at select branches, an ATM network that incorporates regional and national networks, a call center and internet and mobile banking. Our branches also serve as locations where clients can apply for and obtain various loan products. We also offer loans to finance the purchase of new and used automobiles through a network of auto dealerships throughout our footprint (commonly referred to as “indirect lending”).

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Our efforts to do so will continue in 2013.

Competition

We face substantial competition from national banks, regional banks and other community banks. We also face competition from many other types of financial institutions including savings and loan associations, finance companies, credit unions, mortgage banks and other financial intermediaries as well as full-service and discount brokerage firms. Out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas also provide competition. In addition, money market and stock and fixed income mutual funds have attracted an increasing share of household savings.

We compete with other financial institutions, some of which are larger and have greater resources available than those of the Company, which enables them to maintain numerous locations and mount extensive promotional and advertising campaigns. Due to their size, some of these competitors may offer a broader range of products and services, as well as better pricing for those products and services, than we can offer. In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Because larger competitors have certain advantages in attracting business from larger corporations, we concentrate our efforts on attracting and servicing the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of service and responsiveness to client needs, the convenience of our branches and the availability and pricing of our products and services.

The following table summarizes the Bank’s deposit market share information, as of June 30, 2012, the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”).

	Metropolitan area
	Greenville	Anderson	Spartanburg	Combined
Ranking among all institutions	6	9	10	7
Total institutions	33	20	19	38
Market share among all institutions	4.91%	4.50%	4.50%	4.77%

Ranking among South Carolina headquartered institutions	1	5	5	2
Total South Carolina headquartered institutions	20	11	9	25
Market share among South Carolina headquartered institutions	13.00%	10.17%	11.47%	12.24%

According to FDIC data, as of June 30, 2012, the Bank’s market share in South Carolina ranks 10th out of 94 institutions and 4th out of 71 South Carolina headquartered institutions.

Teammates

At December 31, 2012, we had 322.5 full-time equivalent employees (which we refer to as “teammates”), none of whom were subject to collective bargaining agreements, compared with 351.5 full-time equivalent teammates at December 31, 2011. Based on the current and expected future size and scope of business activities of the Company, we are currently focused on the proper alignment of teammate roles and responsibilities. We consider our teammate relations to be good.

Lending Activities

General.    There are inherent risks associated with our lending activities. Prudent risk taking requires sound policies intended to manage the risk within the portfolio and control processes intended to ensure compliance with those policies. We continue to review our lending policies and procedures and credit administration function. Given our significant credit losses since 2009, we have implemented several enhancements including centralized controls over construction draws, reduction of lending limit approval authorities, general prohibition of out-of-market loans to borrowers for which we do not have a previously existing relationship, hiring and reassignment of personnel with expertise in credit administration and special assets management and internal and external training in areas of negotiation and financial statement analysis.

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

We follow established guidelines with regard to the scoring and approval of loans. Our loan approval process is multilayered and incorporates a computer-based scoring analysis for all consumer loans (with required approvals for policy or rate exceptions) and all commercial loans when the total credit exposure is less than $500 thousand. All commercial loans with total credit exposure greater than or equal to $500 thousand are reviewed and approved by individuals within the approval hierarchy and by our Officer’s Credit Committee if greater than $5.0 million.

We perform, internally and through the use of an independent third party, independent loan reviews to validate our loan risk program on a periodic basis. Although all of the loans within our loan portfolio are subject to review, commercial real estate loans are given more weight in the loan review selection process as a result of their risk characteristics and concentration of such loans within our loan portfolio. Loan review reports are submitted to the Officer’s Credit Committee and the Board of Directors, and the third party loan review firm meets independently with the Credit Committee of the Board of Directors. The loan review process complements and reinforces our risk identification and assessment decisions. Beginning in 2013, we limited out internal loan reviews to those loans for which problem loan management reports have been deemed necessary.

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

Commercial Real Estate.    Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are primarily underwritten based on the cash flow of the borrower or property, with the sale of the underlying collateral as a secondary repayment source. We monitor and evaluate commercial real estate loans based on collateral type. In addition, we analyze the loans based on whether or not the real estate collateral is owner occupied or nonowner occupied.

When originating or renewing commercial real estate loans, we follow loan-to-value policies that are consistent with regulatory guidelines. Exceptions to these policies, other than as part of pre-established products or programs with pre-approved exception guidelines, must be approved in writing by the appropriate level of management and communicated to the Officers’ Credit Committee. Exceptions resulting in loan-to-value ratios of 90% or greater require appropriate credit enhancement such as additional collateral or mortgage insurance. In general, our loan-to-value limits for new or renewed commercial real estate loans are as follows:

Loan category	Loan-to-value limit
Raw land	65%
Land development	75
Construction—commercial, multifamily and other nonresidential	80
Construction—1-4 family residential	85
Improved property	85
Owner occupied 1-4 family residential and home equity	90

We make commercial real estate loans to businesses within varying industry sectors. Interest rates charged on these real estate loans are determined by market conditions existing at the time of the loan commitment and the overall relationship profitability as estimated through a relationship pricing model. Generally, loans have adjustable-rates although the rate may be fixed, generally for three to five years, for the term of the loan depending on market conditions, collateral and our relationship with the client. Amortization of commercial and installment real estate loans varies but typically does not exceed 25 years. Normally, we have collateral securing real estate loans appraised by independent third party appraisers prior to originating the loan.

We originate loans to developers and builders that are secured by nonowner occupied properties. Such loans are typically approved based on pre-determined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and / or financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and values associated with the complete projects and often involve the disbursement of funds with repayment dependent on the success of the underlying project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. We monitor these loans by conducting onsite inspections. Since our significant credit losses began in 2009, we have centralized the oversight and disbursement of construction draws. In addition, we review advance requests before funds are advanced to clients. We believe that these loans have higher risks than other real estate loans because repayment is sensitive to interest rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. During 2010, 2011 and 2012, the higher risk nature of these loans was evidenced by the higher level of charge-offs of these types of loans.

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

In 2010, to better manage our regulatory compliance and provide more consistent underwriting and loan pricing, we began originating all single-family first mortgage and closed-end second mortgage loans through our Mortgage department rather than through our branch network.

A large percentage of our originated single-family mortgage loans are underwritten pursuant to guidelines that permit the sale of these loans to government or private agencies in the secondary market. We participate in secondary market activities by selling whole loans and participations in loans primarily to Freddie Mac. This practice enables us to satisfy demand for these loans in our local communities, meet our asset and liability objectives and develop a source of fee income through the servicing of these loans. We may sell fixed-rate, adjustable-rate and balloon-term loans. Based on current interest rates, as well as other factors, we normally sell most of our originations of conforming residential mortgage loans to Freddie Mac and retain the servicing of the underlying loans. In certain loan sales, we provide recourse whereby we are required to repurchase loans on the occurrence of certain specific events such as noncompliance with underwriting requirements. Since January 1, 2010, our repurchased mortgage loans have not been material to our results of operations, financial condition or cash flows.

To protect against declines in collateral value, when we originate and underwrite single-family mortgage loans to be retained in our residential mortgage portfolio, if the loan exceeds 80% of the collateral value, we generally require private mortgage insurance that protects us against losses of at least 20% of the mortgage loan amount.

Second mortgages on single-family residential loans (often referred to as home equity loans and home equity lines of credit) are generally underwritten using an automated credit scoring model that assesses the applicant’s credit history, income levels, debt-to-income ratio, collateral values and other policy issues when evaluating whether or not to extend credit. The loans are generally subject to greater credit risk than first mortgages on single-family residential properties because of their subordinated nature. The loan-to-value ratios of home equity loans and lines of credit are calculated at inception of the credit using appraisals obtained in compliance with our standard appraisal policies and take into account the first mortgage loan balance. Updates to the appraised value and recalculation of the loan-to-value ratio are generally performed at maturity and in conjunction with any modification or request for subordination in relation to a refinancing of the first mortgage.

Commercial and Industrial.    Commercial and industrial loans are underwritten after evaluating and understanding the client’s ability to operate profitably while prudently expanding the client’s business. Underwriting standards are designed to promote relationship banking rather than transactional banking. If we believe that the client possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the likelihood that the client will repay its obligations as agreed. Commercial and industrial loans are primarily made based on the projected cash flows of the client and secondarily on the underlying collateral provided by the client. The actual cash flows of clients, however, may not be as expected, and the collateral securing loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. However, we make some short-term loans on an unsecured basis. In the case of loans secured by accounts receivable or inventory, the availability of funds for the repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Since 2009, we have strengthened our procedures for monitoring loans secured by commercial and industrial collateral by centralizing the monitoring of all accounts receivable and inventory lines. Also, as each loan matures and is considered for renewal, we place a defined monitoring schedule in the approval package and track it centrally for adherence to our policy. Results are reported to the Officers’ Credit Committee on a quarterly basis.

Our commercial and industrial loans are generally made with terms that do not exceed five years. Such loans may have fixed or variable interest rates with variable rates that change at frequencies ranging from one day to one year based on the prime lending rate. We also offer a Libor-based pricing option on commercial and industrial loans, although the number of such loans at December 31, 2012 was minimal.

Consumer.    Our loan scoring and approval policies and procedures, as outlined previously, coupled with relatively small loan amounts and a shorter life relative to commercial loans that are spread across many individual borrowers minimize risk within the consumer sectors of our loan portfolio.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Congress, the U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking regulators, including the FDIC, and the SEC have taken broad actions since 2008 to address volatility and risk in the U.S. banking system. These actions included homeowner relief that encourages loan restructuring and modification, the establishment of significant liquidity, capital and credit facilities for financial institutions and banks, the lowering of the federal funds rate, actions against short-term selling practices; the temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act affects financial institutions in numerous ways including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, closing the Office of Thrift Supervision, changing the manner in which deposit insurance assessments are made, requiring regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection (the “CFPB”), to cap interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase our compliance costs over time and could have unforeseen consequences as the new legislation is implemented.

Proposed Legislation and Regulatory Action

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”), an international forum for cooperation on banking supervisory matters, announced the Basel III capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013.

In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations impacting banking institutions’ capital requirements in a number of respects including the potential for more stringent capital requirements for systemically important financial institutions.

At this point, we cannot determine the ultimate impact that any final regulations, if enacted, would have upon our business, financial condition or results of operations.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank, is regulated under the Bank Holding Company Act of 1956 (“BHCA”) and is subject to inspection, examination and supervision by the Federal Reserve. We are also under the jurisdiction of the SEC and subject to their disclosure and regulatory requirements including the Securities Exchange Act of 1934.

The Bank is a FDIC-insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, as our primary federal regulator and deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”), our chartering agency (collectively, the “Supervisory Authorities”). The Bank is also a member of the FHLB. The Bank is subject to various statutes, rules and regulations that govern the insurance of deposits, minimum capital levels, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The Company must file reports with the Federal Reserve and the SEC, and the Bank must file reports with the FDIC and State Board, regarding our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve, the State Board, and / or the FDIC conduct periodic examinations to test the applicable entity’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which we can engage and is intended primarily for the protection of the federal deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

The BHCA also regulates acquisitions of commercial banks and prohibits us from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits us from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless that business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Further, under South Carolina law, it is unlawful, without the prior approval of the State Board, for any South Carolina bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, to acquire all or substantially all of the assets of a bank or any other bank holding company or to merge or consolidate with any other bank holding company.

The Federal Reserve requires bank holding companies to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become undercapitalized within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are also subject to regulation by the State Board. We must file with the State Board periodic reports with respect to our financial condition, results of operations, management and relationships between the Company and the Bank. Additionally, we must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

Dividends

As a bank holding company, the Company’s ability to declare and pay dividends is dependent on certain federal and state regulatory considerations including the guidelines of the Federal Reserve. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Our ability to pay dividends is also dependent upon the ability of the Bank to pay dividends, which is subject to regulatory restrictions. In general, a South Carolina state bank may not pay dividends from its capital, and all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Subject to any regulatory restrictions, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As described in Item 1A. Risk Factors, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities.

For additional disclosure regarding matters related to our common stock dividends, see Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3% in the case of bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4% unless an appropriate regulatory authority specifies a different minimum. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks, such as the Bank, to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, the Bank is generally required to maintain a minimum Tier 1 (leverage) capital ratio of not less than 4%. The Bank also remains subject to an additional minimum leverage capital threshold as outlined by its Supervisory Authorities.

The Federal Deposit Insurance Act, as amended, (“FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. A depository institution’s capital tier depends on how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, Tier 1 capital ratio, and Tier 1 (leverage) capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•

Well-capitalized if the institution has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 (leverage) capital ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure,

•

Adequately-capitalized if the institution has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, a Tier 1 (leverage) capital ratio of 4% or greater and is not categorized as well-capitalized,

•	Undercapitalized if the institution has a total capital ratio that is less than 8%, a Tier 1 capital ratio of less than 4% or a Tier 1 (leverage) capital ratio of less than 4%,

•	Significantly-undercapitalized if the institution has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Tier 1 (leverage) capital ratio of less than 3%, or

•	Critically-undercapitalized if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition for other purposes. If a bank is not well-capitalized, it is subject to certain requirements and restrictions, which get progressively more restrictive if the bank’s regulatory capital level further deteriorates.

At December 31, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established by the Supervisory Authorities.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established new requirements for audit committees including independence, expertise and responsibilities, established new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements, established new standards for auditors and regulation of audits, increased disclosure and reporting obligations for reporting companies and their directors and executive officers and established new and increased civil and criminal penalties for violation of the federal securities laws.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) and are subject to deposit insurance assessments. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against financial institutions and may terminate the deposit insurance of any insured depository institution, including the

Bank, if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Assessment rates depend on the category to which an institution is assigned.

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. In July 2010, this increase was made permanent by the Dodd-Frank Act. In addition, the FDIC’s Transaction Account Guarantee (the “TAG”) Program provided that all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount of the account through December 31, 2012 after which the unlimited insurance coverage expired.

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (“NPR”) to require insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for 2010, 2011 and 2012. Unlike special assessments, prepaid assessments did not immediately impact earnings but required a cash outlay for the full amount of the prepaid assessment. We applied for, and received, an exemption to the prepayment assessment which would have required a cash payment to the FDIC of $10.6 million in December 2009. Having been granted the waiver, we paid our FDIC insurance premiums for these periods on a quarterly basis.

Also effective in 2009, initial base assessment rates were increased by seven basis points to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. As a result, our FDIC general assessment rates increased in 2009 and 2010. The increase in the general assessment was the result of a change in the FDIC assessment matrix, an increase in our deposit base on which the assessment was calculated over the periods presented and our total risk-based capital ratio falling below the well-capitalized category during the period.

In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets less average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with guidance in the Dodd-Frank Act. Since the new base is larger than the previous base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system were effective as of April 1, 2011.

As a result of the Private Placement, our total risk-based capital ratio improved, and, accordingly, our FDIC general assessments decreased beginning in 2011. FDIC general assessments also declined as a result of the change in assessment regulations that went into effect on April 1, 2011 as noted above. In addition, our FDIC general assessments may decrease in the future as a result of the termination of the Consent Order and the associated improvement in the Bank’s risk category.

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

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Branching

Under South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state in which the de novo branch is to be opened would permit a bank chartered by that state to open a de novo branch.

Financial Privacy

In accordance with the Gramm-Leach-Bliley Act (the “GLBA”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

In addition, pursuant to the Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Company is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Company has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws regarding interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers,

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

•

The Fair Credit Reporting Act, as amended by the FACT Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures,

•	The Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

•

The Right to Financial Privacy Act imposing a duty to maintain confidentiality of consumer financial records and prescribing procedures for complying with administrative subpoenas of financial records, and

•

The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services.

As noted above, in accordance with the Dodd-Frank Act, the CFPB began operations and is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

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

USA PATRIOT Act

The USA PATRIOT Act became effective in 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening, (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, (iii) requiring reports be filed by nonfinancial trades and businesses with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, (iv) requiring the filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations, and (v) requiring enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The FACT Act authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board, are required to be fully secured by sufficient collateral as determined by the FHLB.

Available Information

Under the Securities Exchange Act of 1934, we are required to electronically file annual, quarterly and current reports, proxy statements and other information with the SEC. One may access, read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 E. St. N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file reports electronically. This site may be accessed at www.sec.gov. Documents filed by us electronically with the SEC may be accessed through this website.

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

We are subject to certain regulatory requirements and restrictions.

The Supervisory Authorities notified us that the Consent Order the Bank had been operating under since June 2010 was terminated effective January 30, 2013. Although the Consent Order has been terminated, certain regulatory requirements and restrictions remain including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is impacted by a number of factors, including:

•	The duration of the credit,

•	Credit risks of a particular client,

•	The quality of the underwriting,

•	Changes in economic and industry conditions, and

•	In the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income (or increase in our net loss) and possibly our capital.

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

We may have higher actual loan losses than our recorded allowance for loan losses.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our loan portfolio. Our actual loan losses could exceed our allowance for loan losses, and, therefore, our historic allowance for loan losses may not be adequate. As of December 31, 2012, 62.1% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and that a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control including, among other things, changes in market conditions impacting the value of loan collateral and problems impacting borrowers’ credit.

If our allowance for loan losses is determined to be inadequate, we will be required to make further increases in our provision for loan losses and / or to charge-off additional loans, which could further adversely impact our results of operations. No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

At December 31, 2012, 87.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the downturn in the real estate market. The real estate market has been substantially impacted by the recession that ended in 2009 and its aftermath, which has led to increased levels of inventories of unsold homes and higher foreclosure rates. As a result, property values for this type of collateral have declined substantially and market appraisal assumptions remain depressed. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and often on the sale of the property or permanent financing. Slow housing conditions have impacted some of these borrowers’ ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment in the value of the real estate collateral and our ability to sell the collateral upon foreclosure. As a result, beginning in 2009 and continuing through 2012, we incurred substantially higher charge-offs than we have historically experienced, and we maintained our allowance for loan losses during these periods at levels higher than historically maintained to address the probable credit losses inherent within our loan portfolio. Deterioration in the South Carolina real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely impact our business, financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate and continued depressed commercial real estate conditions could adversely impact our business, financial condition and results of operations.

At December 31, 2012, 62.1% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Loans secured by commercial real estate are generally more risky than loans secured by residential real estate or consumer loans because the collateral securing commercial real estate loans typically cannot be sold as easily as residential real estate. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the severity of the most recent recession and lack of a more typical recovery, these loans represent higher risk, could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, and results of operations.

Negative developments in the financial industry and the domestic and international credit markets may adversely impact our operations and results.

Negative developments in the global credit and securitization markets have resulted in elevated uncertainty in the financial markets generally with the expectation of continued uncertainty in 2013. As a result of these developments, commercial as well as consumer loan portfolio performance have deteriorated at many institutions, and competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices, in particular, have been negatively impacted as has the general ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations including issuing a historically high number of formal enforcement orders over the past four years. In addition, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the Dodd-Frank Act, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement actions. Negative developments in the financial industry and the domestic and international credit markets and the impact of new legislation and bank examination practices in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will impact us.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle-market clients. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important client sector, our results of operations and financial condition and the value of our common stock may be adversely impacted. Moreover, a portion of these loans have been made by us in recent years, and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The severity of the economic downturn and lack of a typical recovery could reduce our client base, level of deposits and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. The current unfavorable economic situation has negatively impacted the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the unfavorable economic situation or a prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest and fees on loans represented 85.9% and 88.3% of our interest income for the years ended December 31, 2011 and 2012, respectively. If the unfavorable economic situation persists or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases, the value of real estate or other collateral that secures our loans has been adversely impacted by the economic conditions and could continue to be negatively impacted. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Continued unfavorable economic conditions could, therefore, result in losses that materially and adversely impact our business.

Liquidity risks could impact operations and jeopardize our financial condition.

The goal of liquidity management is to ensure that we can meet client loan requests, client deposit maturities and withdrawals and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this goal, our Asset / Liability Committee (“ALCO”) establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid overdependence on volatile, less reliable funding sources.

An inability to raise funds through deposits, retail repurchase agreements, borrowings, the sale of securities or loans, issuance of additional equity securities and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as recent disruptions in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of contracting net interest margins, increased regulatory restrictions and costs and the lack of a robust economic recovery.

Historically, we have relied on deposits, retail repurchase agreements, advances from the FHLB, funding from correspondent banks and other borrowings to fund our operations. As a result of negative financial performance indicators in 2009 through the second quarter 2012, some of the Bank’s various sources of liquidity were restricted. The Bank’s credit risk rating at the FHLB was negatively impacted, resulting in more restrictive borrowing requirements. However, as our financial performance indicators improved over the second half of 2012, many of these restrictive borrowing requirements have been lifted. During most of 2010, the FHLB would not allow us to borrow incremental advances. However, in December 2010, the FHLB informed us that our contingent funding ability had been restored up to 10% of our total assets based on meeting certain collateral requirements. From January 2010 to March 2011, the maximum maturity for potential borrowings was overnight. Effective March 2011, we may borrow from the FHLB for terms up to three years subject to availability of collateral. In June 2011, we were notified by the FHLB that our borrowing capacity had been increased from 10% of total assets to 15% of total assets. In addition, from the first quarter 2010 through the second quarter 2012, the Company was only able to borrow from the Federal Reserve Discount Window at the secondary credit rate, and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. However, since the second quarter 2012, we have been able to borrow under the Federal Reserve primary credit facility.

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

We currently do not utilize brokered deposits as a funding source. However, this channel is available to us if we were to decide to pursue such funding. Brokered deposits generally represent time deposit accounts placed with a bank from sources outside its local market. These funds are often raised at a cost in excess of the cost of funds generated through a bank’s organic channels and do not represent true client relationships. Our ability to access the brokered deposit market without prior approval from the FDIC is contingent on maintaining “well-capitalized” status under the regulatory capital rules. Our ability to access the brokered deposit market can also be impacted by an FDIC order or other regulatory restrictions as a result of the Bank’s ongoing examination process.

There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. Specifically, we may seek additional equity and / or debt in the future to achieve our business objectives. There can be no assurance that additional capital and / or borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the recent unfavorable economic conditions as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our business, financial condition, results of operations, cash flows and future prospects could be materially adversely impacted.

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

As previously disclosed in Item 1. Business, the Bank’s deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.

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

•

Assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce interest rates paid on deposit accounts by an amount that is less than the general decline in market interest rates),

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

Interest rates may also have a direct or indirect impact on loan demand, credit losses, mortgage origination volumes, the mortgage-servicing rights portfolio, gain on the sale of SBA loans, the value of our pension plan assets and liabilities and other financial instruments directly or indirectly impacting net income.

We may be unable to anticipate changes in market interest rates, which are impacted by many factors beyond our control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy and other changes that impact financial markets both domestic and foreign. Our net interest income is impacted not only by the level and direction of interest rates but also by the shape of the yield curve and relationships between interest-sensitive instruments and key driver rates as well as balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables. In the event rates increase, our costs on interest-bearing liabilities may increase more rapidly than our income on interest-earning assets resulting in a deterioration of our net interest margin. As such, any substantial, unexpected, prolonged change in market interest rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage-banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. In addition, legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. We compete with these institutions both in attracting deposits and in making loans. In addition, to grow our business we generally have to attract our client base from other existing financial institutions and from new residents in the Upstate. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. Some competitors have more aggressive marketing campaigns and better brand recognition and are able to offer more services, more favorable pricing or greater client convenience than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential clients. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may be adversely impacted by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We are subject to extensive regulation that could limit or restrict our activities, have an adverse impact on our operations and impose financial requirements or limitations on the conduct of our business.

We operate in a highly-regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of branches. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

Further, changes in laws, regulations and regulatory practices impacting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or may increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse impact on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also created the CFPB and gives it broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse impact on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will impact us.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and nonbank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital and result in regulatory actions if we were to be unable to comply with such requirements.

If we grow in the future or incur additional credit losses, we may need to raise additional capital, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. If we grow in the future or incur additional credit losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend, in part, on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital on acceptable terms when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, existing shareholder interests could be diluted.

We will face risks with respect to expansion through acquisitions, mergers or other business expansion.

From time to time, we may seek to acquire other financial institutions or a portion of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including, but not limited to:

•	The potential inaccuracy of the estimates and judgments used to evaluate credit, operational, management and market risks with respect to a target institution,

•

The time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices, the time lag between these activities and the generation of sufficient assets and deposits to support the costs of the expansion,

•	The recording and possible impairment of goodwill associated with an acquisition and possible adverse impacts on our results of operations, and

•	The risk of loss of key teammates and clients.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful, and, following any future merger or acquisition after giving it effect, we may not achieve our expected benefits of the acquisition within the desired time frame, if at all.

We may seek opportunities in the future to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted acquisitions present the risks of general acquisitions as well as some risks specific to these transactions. Although these FDIC-assisted transactions often provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks faced when acquiring another bank in a negotiated transaction without FDIC assistance. Such risks could include, among others, risks associated with pricing such transactions, the risks of loss of deposits and maintaining client relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time. For example, we may be required to service acquired problem loans, incur costs related to integration of personnel and operating systems, establish processes to service acquired assets or raise additional capital, which may be dilutive to our existing shareholders. If we decide to participate in FDIC-assisted acquisitions and are unable to manage these risks, then such acquisitions could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our underwriting decisions may materially and adversely impact our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances, we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines or both. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines or both could increase the risk of delinquencies and defaults in our portfolio as well as the amount of resulting credit losses.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Further, third parties with whom we do business or that facilitate our business activities including financial intermediaries or vendors that provide services or security solutions for our operations and other third parties, including the South Carolina Department of Revenue, which had records exposed in a 2012 cyber-attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

We have disaster recovery plans and other policies and procedures designed to prevent or limit the impact of the failure, interruption or security breach of our information systems, but there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely impact our financial condition or results of operations.

Our controls and procedures may fail or be circumvented, which could have a material adverse impact on our business, financial condition and results of operations.

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse impact on our business, financial condition and results of operations.

If our deferred tax asset continues to remain impaired in the future, our earnings and capital position may continue to be adversely impacted.

Deferred income tax represents the tax impact of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors in our determination include the ability to carryback or carryforward net operating losses and the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

As of December 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $31.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of recent net operating losses. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, projection of future taxable income and available tax planning strategies.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, we will continue to analyze our ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2012, we estimate that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, we estimate that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we maintained a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2012, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Our ability to pay dividends on our common stock is restricted.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the State Board or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the State Board. However, given the Bank’s annual losses and restrictions imposed by the Supervisory Authorities, the Bank is currently prohibited from paying dividends to the Company, and it is unlikely that the Bank will pay dividends to the Company in the foreseeable future. In addition, under Federal Reserve regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely impact the market price of our common stock.

We are currently authorized to issue up to 75,000,000 shares of common stock, of which 12,762,452 shares were outstanding as of February 11, 2013, and up to 2,500,000 shares of preferred stock, of which no shares are outstanding. We may need to incur additional debt or equity financing in the future to strengthen our capital position or to make strategic acquisitions or investments. If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose including issuance of equity based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, initiation of coverage by analysts and their resulting recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and nontraditional competitors, news reports of trends, concerns or irrational exuberance on the part of investors and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely impact the price of our common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for our investors to sell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities. We could, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our shareholders, or the perception that those sales could occur, may cause our stock price to decline.

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

Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is lower than that of other larger financial services companies. As a result, investors in our common stock may not be able to resell their shares at or above the purchase price paid by them or may not be able to sell them at all.

Our common stock is controlled by one or more shareholders whose interests may conflict with those of our other shareholders.

CapGen Financial Partners (“CapGen”) and its affiliates and Patriot Financial Partners (“Patriot”) and its affiliates own approximately 44.9% and 19.2%, respectively, of our outstanding shares of common stock as of February 11, 2013. As a result, CapGen and Patriot are able, individually and collectively, to exercise significant influence on our business as shareholders including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that CapGen and Patriot may have interests that are different from, or in addition to, the interests of our other shareholders.

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

Our principal executive offices consist of approximately 50,000 square feet of leased space at 306 East North Street, Greenville, South Carolina. We own a 50,000 square foot operations center in Laurens, South Carolina where a substantial portion of our back-office operations are conducted. The Bank provides commercial and consumer banking products and services through 25 branches, of which five are leased and 20 are owned. We also lease a separate office dedicated to our brokerage sales and support that is approximately 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low	Cash dividend
2012
First quarter	$5.85	$4.80	$—
Second quarter	8.50	4.94	—
Third quarter	8.57	6.50	—
Fourth quarter	9.18	7.80	—

2011
First quarter	$13.60	$10.40	$—
Second quarter	14.00	10.40	—
Third quarter	10.65	8.95	—
Fourth quarter	8.60	4.60	—

As of February 11, 2013, there were 12,762,452 shares of our common stock outstanding held by approximately 1,571 record holders.

Dividends

We have not paid a dividend on our common stock since the first quarter 2009. The holders of our common stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available for such dividends. For disclosure regarding supervision and regulations regarding dividends, see Item 1. Business.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity based compensation plans approved by shareholders
1997 Stock Compensation Plan	11,953	$92.89	—
2008 Restricted Stock Plan	—	—	11,189
2011 Stock Incentive Plan	383,251	10.51	18,978
Equity based compensation plans not approved by shareholders	—	—	—

Total equity compensation plans	395,204	$13.00	30,167

For disclosure regarding matters related to our equity based compensation, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 15, Equity Based Compensation.

Total Shareholder Return

The following graph summarizes the performance of our common stock for the five-year period ended December 31, 2012 as compared to the S&P 500 Index and the SNL $1B—$5B Bank Index. The graph assumes that $100 was originally invested on December 31, 2007 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

The following table summarizes the cumulative total return for the Company, the S&P 500 Index and the SNL $1B—$5B Bank Index at the dates indicated.

	December 31,
Index	2007	2008	2009	2010	2011	2012
Palmetto Bancshares, Inc.	$100.00	$104.42	$119.51	$25.89	$12.72	$20.74
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2012		2011		2010		2009		2008
STATEMENTS OF INCOME (LOSS)
Interest income	$45,390		$51,818		$55,567		$64,495		$76,310
Interest expense	5,138		9,426		15,366		21,439		26,606

Net interest income	40,252		42,392		40,201		43,056		49,704
Provision for loan losses	13,075		20,500		47,100		73,400		5,619

Net interest income (expense) after provision for loan losses	27,177		21,892		(6,899)		(30,344)		44,085
Noninterest income	27,030		15,426		16,867		16,406		17,034
Noninterest expense	53,350		63,382		71,512		48,275		40,056

Net income (loss) before provision (benefit) for income taxes	857		(26,064)		(61,544)		(62,213)		21,063
Provision (benefit) for income taxes	2,721		(2,664)		(1,342)		(22,128)		7,464

Net income (loss)	$(1,864)		$(23,400)		$(60,202)		$(40,085)		$13,599

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$(0.15)		$(1.86)		$(15.13)		$(24.86)		$8.45
Diluted	(0.15)		(1.86)		(15.13)		(24.86)		8.34
Cash dividends per common share	—		—		—		0.24		3.20
Book value per common share	7.71		8.13		9.61		46.20		71.84
Outstanding common shares	12,754,045		12,726,388		11,852,599		1,623,783		1,611,523
Weighted average common shares outstanding - basic	12,639,379		12,555,247		3,978,250		1,612,439		1,609,518
Weighted average common shares outstanding - diluted	12,639,379		12,555,247		3,978,250		1,612,439		1,629,962
Dividend payout ratio	—%		—%		—%		—%		37.89%

PERIOD-END BALANCES
Total assets	$1,145,456		$1,203,152		$1,355,247		$1,435,763		$1,368,328
Investment securities available for sale, at fair value	264,502		260,992		218,755		119,986		125,596
Total loans	745,172		791,384		864,376		1,044,196		1,165,895
Deposits and retail repurchase agreements	1,038,599		1,088,039		1,194,082		1,249,520		1,115,808
Other short-term borrowings	—		—		—		—		35,785
FHLB borrowings	—		—		35,000		101,000		96,000
Shareholders’ equity	98,380		103,482		113,899		75,015		115,776

AVERAGE BALANCES
Total assets	$1,174,974		$1,286,148		$1,399,592		$1,428,723		$1,321,723
Interest-earning assets	1,122,935		1,240,264		1,325,651		1,352,956		1,249,992
Investment securities available for sale, at fair value	269,237		265,451		135,379		119,238		123,551
Total loans	758,207		826,091		967,882		1,130,809		1,111,436
Deposits and retail repurchase agreements	1,064,245		1,160,197		1,204,835		1,232,526		1,107,275
Other short-term borrowings	30		11		1		5,335		13,240
FHLB borrowings	1		2,027		95,231		78,166		76,718
Shareholders’ equity	100,018		113,147		87,463		106,906		116,222

SELECT PERFORMANCE RATIOS
Return on average assets	(0.16	) %	(1.82	) %	(4.30	) %	(2.81	) %	1.03%
Return on average shareholders’ equity	(1.86)		(20.68)		(68.83)		(37.50)		11.70
Net interest margin	3.58		3.42		3.03		3.18		3.98

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.51%		8.80%		6.25%		7.48%		8.79%
Shareholders’ equity as a percentage of assets	8.59		8.60		8.40		5.22		8.46
Tier 1 risk-based capital	13.16		12.22		13.16		6.99		9.55
Total risk-based capital	14.42		13.49		14.43		8.25		10.44
Tier 1 leverage	9.18		8.59		8.22		5.55		8.70

ASSET QUALITY INFORMATION
Allowance for loan losses	$17,825		$25,596		$26,934		$24,079		$11,000
Nonaccrual loans	15,848		53,028		91,405		96,936		42,968
Nonperforming assets	26,840		80,852		111,492		124,950		50,251
Net loans charged-off	20,846		21,838		41,435		60,321		2,037
Allowance for loan losses as a percentage of gross loans	2.41%		3.31%		3.39%		2.31%		0.95%
Nonaccrual loans as a percentage of gross loans, other loans held for sale and foreclosed assets	2.11		6.50		10.39		9.07		3.69
Nonperforming assets as a percentage of assets	2.34		6.72		8.23		8.70		3.67
Net loans charged-off as a percentage of average gross loans	2.80		2.82		4.39		5.36		0.18

OTHER DATA
Number of full service branches	25		29		29		29		29
Number of full-time equivalent employees	322.5		351.5		393.5		413.0		420.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses important factors impacting our financial condition and results of operations of the Company and its subsidiary for the periods indicated. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K.

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, SC. The Company serves as the bank holding company for The Palmetto Bank, which began operations in 1906. Given our 106-year history, we have developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, we have historically had a lower cost of deposits than our peers due to a higher core deposit mix.

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

Of those significant accounting policies, we have determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, valuation of other loans held for sale, servicing rights, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our Consolidated Financial Statements to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available.

Allowance for Loan Losses

We consider our accounting policy related to the allowance for loan losses to be critical as this policy involves considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects our continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. While we utilize our best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications and collateral valuation.

We record allowances for loan losses on specific loans when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the client’s industry.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs beginning in 2009, since then we have also utilized a three-year look-back period for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

We increase or decrease these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the allowance for loan losses included pervasive factors that generally impact clients across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition, legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and the degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve portion of the allowance for loan losses determined using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and / or bank examiners are charged-off. We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value of the collateral was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on pre-defined past due time periods.

In addition to our loan portfolio review process as disclosed elsewhere in this Item, various regulatory agencies, as part of their examination process, periodically review our allowance for loan losses methodology and calculation. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examination. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic and other factors and the impact of such factors on our clients.

We believe that the allowance for loan losses is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that was not known to management at the time of the issuance of our Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting the Company’s business, financial condition, results of operations and cash flows.

Other Loans Held for Sale

Other loans held for sale are recorded at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded to reflect the excess of the recorded investment in the loan over the fair value less estimated selling costs. Other loans held for sale for which binding sales contracts have been entered into are reported at the contract amount less estimated costs to sell. Other loans held for sale that are collateral dependent are valued based on independent collateral appraisals less estimated selling costs. If quoted market prices, binding sales contracts or appraised collateral values are not available, we consider discounted cash flow analyses with market assumptions.

There can be no assurances that the loans will be sold or that any bids offered will be at the currently recorded balances. Accordingly, to the extent that we accept bids for these loans, we may receive significantly less than the current net carrying amount of the loans and could, therefore, incur a corresponding incremental loss on any such loan sales.

Servicing Rights

The value of our residential mortgage and SBA servicing rights is an accounting estimate that depends heavily on current economic conditions, specifically the interest rate environment and management’s judgments about servicing costs, loan loss experience and prepayment rates. As of December 31, 2012, our SBA servicing rights asset is not material.

For residential mortgage-servicing rights, we utilize the expertise of a third party consultant on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third party consultant, reviewed and approved by us and used to estimate the fair value of our mortgage-servicing rights portfolio. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net mortgage-servicing income received in the current period to total net mortgage-servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net mortgage-servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable. However, such assumptions may or may not prove valid. Thus, there can be no assurance that mortgage-servicing rights portfolio capitalization, amortization and impairment in future periods will not exceed the current capitalization, amortization and impairment amounts. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our mortgage-servicing rights portfolio will not cause actual results to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

Foreclosed Real Estate

The value of our foreclosed real estate portfolio represents an accounting estimate that depends heavily on current economic conditions. Foreclosed real estate is initially recorded at fair value less estimated selling costs thereby establishing a new cost basis. Fair value of foreclosed real estate is subsequently reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated selling costs. Writedowns resulting from the periodic re-evaluation of, costs related to holding and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of foreclosed properties are capitalized.

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

Realization of Net Deferred Tax Asset

We use certain assumptions and estimates in determining income taxes payable or refundable and deferred income tax assets and liabilities for events recognized differently in our financial statements and income tax returns and income tax expense or benefit. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

We include the current and deferred tax impact of our tax positions in the Consolidated Financial Statements only when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While we support our tax positions by unambiguous tax law, prior experience with the taxing authorities and analysis that considers all relevant facts, circumstances and regulations, we rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

As of December 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $31.1 million were recorded in the Company’s Consolidated Balance Sheets, a portion of which includes the after-tax impact of recent net operating losses. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, projection of future taxable income and available tax planning strategies.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we maintained a valuation allowance against our net deferred tax asset for financial reporting purposes at December 31, 2012, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through carryback to prior years or taxable income in the next 12 months. At December 31, 2012, our entire net deferred tax asset was excluded from Tier 1 and total regulatory capital based on these criteria. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. The evaluation may result in the inclusion of a portion of the deferred tax asset in our regulatory capital calculation in future periods in an amount that is different from the amount determined under accounting principles generally accepted in the United States of America (“GAAP”).

Defined Benefit Pension Plan

We account for our defined benefit pension plan (“Pension Plan”) on an actuarial basis. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and the related impacts on income. In particular, the assumed discount rate and expected return on plan assets are important elements of defined benefit pension plan expense and asset / liability measurement with regard to the Pension Plan. We evaluate these critical assumptions annually. Lower discount rates increase present values and subsequent year Pension Plan expense while higher discount rates decrease present values and subsequent year Pension Plan expense. To determine the expected long-term rate of return on Pension Plan assets, we consider asset allocations and historical returns on various categories of Pension Plan assets. Both of these key assumptions are sensitive to changes. In addition, the Pension Plan includes common stock of the Company, the value of which is subject to change based on trading prices as listed on NASDAQ. At December 31, 2012, the fair value of the Company’s common stock included in the Pension Plan was 0.2% of the total fair value of assets of the Pension Plan. Additionally, we periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover and update such factors to reflect experience and expectations for the future.

Effective 2008, we ceased accruing pension benefits for teammates under our Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007. Amounts recognized within our Consolidated Financial Statements with regard to this change to our Pension Plan were also computed on an actuarial basis. Because of the considerable judgment necessary in the determination of all such assumptions, actual results in any given year may differ from actuarial assumptions. In addition, we may decide to terminate the Pension Plan which, based on the valuation of the Pension Plan assets and actuarial valuation of the accrued benefits to the participants at that time, would require a cash contribution to the Pension Plan for any resulting unfunded liability. While not computed on such basis, the unfunded liability was $4.0 million at December 31, 2012.

Fair Value Measurements

We use fair value measurements to record recurring fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose an estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates of market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•

Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange or NASDAQ, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include other loans held for sale and foreclosed real estate for which binding sales contracts have been entered into as of the balance sheet date.

•

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and other loans held for sale, impaired loans and foreclosed real estate valued by independent collateral appraisals based on recent sales of comparable properties.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either Level 1 or Level 2 measurements to determine fair value adjustments recorded in our Consolidated Financial Statements. However, in certain cases, when observable market inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

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

Executive Summary of Strategic Project Plan and Financial Results

Strategic Project Plan

In response to the challenging economic environment and our negative financial results and in preparation for a potential formal agreement from the banking regulatory agencies, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. Execution of the Strategic Project Plan is being overseen by the Regulatory Oversight and Risk Management Committee of the Board of Directors.

During 2010, 2011 and 2012, we continued to be impacted by the negative financial conditions of our clients, further deterioration in real estate values and the economy in general. However, in spite of these external challenges, we have made substantial progress with regard to the execution of the Strategic Project Plan, and, in the third quarter 2012, we recorded our first quarter of profitability since the first quarter 2009, and we reported a quarterly profit in the fourth quarter 2012 as well.

Since June 2009, we have been, and continue to be, keenly focused on executing the Strategic Project Plan. As an extension of this Strategic Project Plan, in 2011, we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation.

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

Primarily as a result of the actions related to the branch network, outsourcing of certain operational functions and attrition during 2011 and 2012 for which the positions were not replaced, we experienced an overall 23% reduction in headcount from the peak of 420 at December 31, 2008 to 323 at December 31, 2012. Also, in addition to reductions in compensation and benefits implemented in previous years, we executed a number of additional actions to reduce our compensation and benefits expense in 2012. The branch, headcount and compensation and benefit reductions are part of our proactive Strategic Project Plan to align further our infrastructure and expense base with our current balance sheet size, scope of business activities and underlying revenue generating capacity.

Additionally, sales of problem assets, including the sales entered into during 2012, were part of our strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future writedowns resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. The successful execution of these strategic actions contributed significantly to our return to quarterly profitability during 2012 and is expected to provide greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality, reducing problem assets, earnings improvements and garnering increased market share due to the market disruption in our markets were the significant factors contributing to our return to quarterly profitability during 2012. As of December 31, 2012, we have made substantial progress toward completing the strategic initiatives under the Strategic Project Plan, including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, focusing on expense reductions and returning to profitability on a quarterly basis. As a result, we believe our earnings will be more stable and predictable going forward. However, as disclosed in this Annual Report on Form 10-K, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings.

Credit Quality.    As a result of the recent recession and its aftermath, beginning in the fourth quarter of 2008 and continuing through 2012, construction, acquisition and development real estate projects slowed, guarantors experienced financial stress and credit losses became elevated. During 2009 and 2010, delinquencies increased resulting in an increase in nonaccrual loans indicating significant credit quality deterioration and probable losses. In particular, loans secured by real estate including acquisition, construction and development projects demonstrated stress given reduced cash flows of individual clients, limited bank financing and credit availability and slow property sales. This deterioration manifested itself in our borrowers in several ways: decreases in cash flows from underlying properties supporting the loans (e.g., slower property sales for development type projects or lower occupancy rates or rental rates for operating properties), decreases in cash flows from the clients themselves, increased pressure on guarantors due to illiquid and diminished personal balance sheets resulting from investing additional personal capital in the projects and declines in fair values of real estate related assets resulting in lower cash proceeds from sales or fair values declining to the point that borrowers were no longer willing to sell the assets at such deep discounts.

Given the negative asset quality trends within our loan portfolio, which began in 2008 and accelerated during 2009 and 2010, we have worked aggressively to identify and quantify potential losses and execute plans to reduce problem assets. While asset quality measures remain at historically sub-par levels, such measures have generally improved in 2011 and 2012 particularly as a result of the problem asset sales entered into during 2012. Actions taken and being taken with regard to our credit quality plan include, among other things:

•

We obtained periodic detailed loan reviews of our loan portfolio beginning in 2009. The loan reviews were performed by management as well as by an independent loan review firm that reported their results directly to the Board of Directors,

•

For identified problem loans, we prepared written borrower-specific workout plans to determine how best to resolve the loans that could include restructuring the loans, requesting additional collateral, demanding payment from guarantors, sale of the loans or foreclosure and sale of the collateral,

•	We increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations,

•

In 2009, we hired a new Chief Credit Officer, re-evaluated our lending policies and procedures and credit administration function and implemented significant enhancements. Among other changes, we reorganized our credit administration function, hired additional internal resources and external consulting assistance and reorganized our line of business roles and responsibilities including separate designation of a commercial banking business with more direct oversight and clearer accountability,

•	In 2010 and 2011, we hired additional personnel with expertise in problem asset workout and disposition for our Special Assets department, and

•	We actively marketed problem assets for sale and have made strategic decisions to sell selected problem assets at discounts including the bulk sale of problem assets during 2012.

Credit quality indicators generally showed continued improvement during 2012 as we experienced reduced loan migrations to nonaccrual status, lower loss severity on individual problem assets and a significant reduction in nonperforming assets. We continue to monitor our loan portfolio and foreclosed assets very carefully and are continually working to further reduce our problem assets.

Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $11.5 million during the year ended December 31, 2012. We believe the level of loans moving into nonaccrual status has declined as a result of our improved underwriting standards and a general stabilization in the economy.

Liquidity.    In 2009, we implemented a forward-looking liquidity plan and increased our liquidity monitoring. The liquidity plan included, among other things:

•	Proactive client deposit retention initiatives specific to large deposit clients and our deposit clients in general,

•

Executing targeted deposit growth and retention campaigns. Since June 30, 2010, our deposits have remained stable through our normal growth and retention efforts, and, therefore, we have not utilized any special campaigns. In addition, given our elevated cash position, we reduced our deposit pricing to allow our higher priced certificates of deposit to roll off as they mature,

•

Evaluating our sources of available financing and identifying additional collateral for pledging for secured borrowings. In 2011, we obtained lines of credit of $25 million and $5 million from two separate correspondent banks, which increased our total available lines of credit to $35 million. Additionally, beginning in June 2011, our borrowing capacity from the FHLB was increased to 15% of total assets. During the second quarter 2012, we were notified by the Federal Reserve that any future borrowings from the Federal Reserve Discount Window would be at the primary credit rate, and in December 2012, one institution, through which we had an existing correspondent line of credit, increased our line of credit by $15 million,

•	Accelerating the filing of our income tax refund claims resulting in refunds received totaling $27.7 million in 2010 and 2011, and

•

During 2009 and most of 2010, maintaining cash received primarily from loan and investment security repayments in cash rather than being reinvested in other earning assets. Following the consummation of our Private Placement in 2010, we prepaid $96 million of FHLB advances and during 2011 and into 2012, cash balances were used to fund strategic reduction in high cost time deposits and purchase additional investment securities. Beginning in the fourth quarter 2012, we began increasing cash balances in anticipation of the potential impact of $148 million of maturing time deposits in first quarter 2013 at an average rate of 1.69% as well as the expiration of the TAG Program on December 31, 2012. We continue to monitor the level of our cash and investment securities balances in relation to our expected liquidity needs.

Capital.    At December 31, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds and the requirements of the Supervisory Authorities. To manage our capital over the last four years, we have:

•	Not paid a dividend on our common stock since the first quarter 2009,

•	Reduced our loan portfolio (including other loans held for sale) by $417.3 million and total assets by $256.7 million since the peak at March 31, 2009,

•

Monitored the amount and pricing of time deposit renewals to manage the level of cash balances that are included in our total assets, which influences the amount of leverage capital that must be maintained,

•	Evaluated other capital saving alternatives such as branch and asset sales and reducing outstanding credit commitments, and

•	Raised $114 million through the issuance of common stock in the Private Placement and subsequent follow-on offering of which $104 million was invested in the Bank.

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

Earnings.    We have been implementing a plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. The culmination of these actions resulted in our return to quarterly profitability during 2012. While our return to quarterly profitability is a significant achievement, we continue to execute strategies to address the revenue and expense challenges facing the Company and the banking industry in general.

•

With respect to net interest income, we implemented risk-based loan pricing and interest rate floors on renewed and new loans meeting certain criteria. At December 31, 2012, loans aggregating $169.1 million had interest rate floors of which $122.1 million had floors greater than or equal to 5%. However, as a result of continued low interest rates and competitive pressures, it is more difficult to originate loans with floors in the current environment. Beginning in 2010 and continuing through 2012, we introduced loan specials intended to generate additional loan volume for residential mortgage, automobile, credit card, consumer and commercial loans. In light of the current low interest rate environment, we have also reduced the interest rates paid on our deposit accounts. Since December 2010, we used excess cash to prepay all of our FHLB advances and allowed higher priced CDs to roll off as they matured. CDs have decreased $261.0 million from June 30, 2009 (peak quarter-end certificates of deposits) to December 31, 2012.

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

•

In addition to these fee structure changes, we are evaluating additional sources of noninterest income. For example, in 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings, both of which provide noninterest income from service charges and debit card transactions. We continue to evaluate and modify the features of the MyPal and Smart Savings accounts as conditions warrant. In addition, we revised our existing deposit account fees, implemented new deposit account fees and increased our Trust fees in 2011. In the fourth quarter 2011, we evaluated all of our retail and commercial deposit accounts and began re-implementing service charges for a number of clients beginning in the first quarter 2012. During 2012, we hired dedicated lenders with significant experience in the origination and sale of SBA and Corporate Banking loans to provide additional sources of revenue that are expected to contribute to earnings in future periods.

•

In 2012, we entered into contracts to sell a significant portion of our problem assets at discounted prices as part of our strategic efforts to aggressively reduce problem assets with such sales concentrated in the second quarter 2012. To offset a portion of the resulting credit losses and the resulting impact on regulatory capital, during 2012, we realized gains of $10.5 million on the sale of $170.5 million in book value of investment securities.

•

We identified specific opportunities for noninterest expense reductions and are continuing to review other opportunities for additional reductions. Over the last three years, we have performed process improvement reviews of all significant areas of the Company and have implemented a number of recommendations to improve our operating efficiency. In 2011, we launched a Company-wide project to determine the additional strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. As a result of this project, in 2012 we reduced the branch network of the Bank by four branches, outsourced certain operational functions and otherwise reduced headcount from the peak of 420 at December 31, 2008. As of December 31, 2012, these strategic actions have been completed, however, we continue to promote a culture of ongoing strategic efficiency that is focused on offsetting the impact of the continuing low interest rate environment, increased regulatory costs and fee income pressures.

During 2012, we implemented technological enhancements intended to further improve risk management, efficiency and profitability. Internal enhancements implemented during 2012 include, but are not limited to:

•	A new automated server and network monitoring system,

•	A new data archiving system,

•	General ledger, accounts payable, fixed asset and financial reporting system upgrades, and

•	Core processing system hardware and enhanced backup capabilities.

Enhancements planned to be implemented during 2013 include, but are not limited to, a client relationship management system upgrade and data management, reporting and analysis software.

Summary Financial Results and Company Response

The national and local economy and the banking industry continue to deal with the lingering effects of the most pronounced recession in decades. In South Carolina, unemployment rose significantly throughout 2009 and 2010 and continues to remain at an elevated level and is higher than the national average. In addition, residential and commercial real estate projects are still generally depressed having experienced significant deterioration in values. As a result, the impact in our geographic area and to individual clients has been severe. In addition, our financial results for 2009 and continuing through 2012 were significantly impacted by the following in comparison to our historical financial results:

•	Provision for loan losses totaling $13.1 million, $20.5 million, $47.1 million and $73.4 million in 2012, 2011, 2010 and 2009, respectively, compared to $5.6 million in 2008,

•	Loss on other loans held for sale totaling $3.7 million, $8.1 million and $7.6 million in 2012, 2011 and 2010, respectively, compared to none in 2009 and 2008,

•

Net loss from writedowns, expenses, operations and sales of foreclosed real estate totaling $9.3 million, $7.5 million, $11.7 million and $3.2 million in 2012, 2011, 2010 and 2009, respectively, compared to $516 thousand in 2008,

•

Foregone interest of $1.5 million, $3.0 million, $4.7 million and $3.7 million in 2012, 2011, 2010 and 2009, respectively, compared to none in 2008 on cash invested at the Federal Reserve at 25 basis points to maintain liquidity versus the average yield on our investment securities of 1.99%, 2.61%, 2.75% and 4.75%, respectively,

•

Higher FDIC deposit insurance assessments totaling $1.9 million, $3.0 million, $4.5 million and $3.3 million in 2012, 2011, 2010 and 2009, respectively, compared to $786 thousand in 2008, due to industry-wide increases in general assessment rates, our voluntary participation in the FDIC’s TAG Program, our capital classification falling below well-capitalized throughout most of 2010 and an industry-wide special assessment in 2009,

•	Goodwill impairment totaling $3.7 million in 2010,

•	Higher credit-related expenses for problem asset workout and other expenses to execute the Strategic Project Plan, which were not incurred prior to the third quarter of 2009,

•

One-time expenses of $341 thousand and $343 thousand in 2012 and 2011, respectively, for severance and retention payments, asset impairment charges and other related costs associated primarily with the reduction in our branch network and the outsourcing of our check processing function announced in 2011, and

•

Full valuation allowance recorded against our net deferred tax asset beginning in December 2010 and continuing through December 2012 resulting in the elimination or deferral of tax benefits that would have otherwise been available to reduce our annual net losses in the years ended December 31, 2012, 2011 and 2010.

On an annualized basis, in total, the above events reduced our pre-tax earnings by $22.9 million, $35.6 million, $72.3 million and $76.7 million during the years ended December 31, 2012, 2011, 2010 and 2009, respectively, compared to 2008. In addition, the valuation allowance recorded against the net deferred tax asset significantly limited our ability to recognize a tax benefit associated with our losses for the years ended December 31, 2012 and 2011 and increased our net loss by $20.5 million in 2010. While we reported a net loss for the year ended December 31, 2012, we reported net income of $3.2 million and $2.7 million during the three months ended September 30, 2012 and December 31, 2012, respectively, primarily as a result of significantly reduced credit costs resulting from the execution of components of our Strategic Project Plan as previously discussed.

Many of our nonaccrual loans are collateral dependent real estate loans for which we are required to reduce the loans to fair value less estimated selling costs with fair values determined primarily based on third party appraisals of the underlying collateral. During 2009 and 2010, appraised values decreased significantly and continued to be depressed in 2011 and 2012 even in comparison to updated appraisals received for loans originated from 2006 to 2009. As a result, our evaluation of our loan portfolio and foreclosed assets beginning in 2009 and continuing through 2012 resulted in significant credit losses.

While still at a historically elevated level, classified assets declined $82.1 million (52.1%) from December 31, 2011 and 71.4% from March 31, 2010 (peak quarter-end classified assets). In addition, nonperforming assets declined $54.0 million (66.8%) from December 31, 2011 and $115.3 million (81.1%) from their peak at March 31, 2010. The decline during 2012 was primarily a result of continued resolution efforts including the problem asset sales entered into during 2012.

Regulatory Developments

We are subject to certain regulatory requirements and restrictions including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio.

Client Strategy

With the significant completion of many of the strategic initiatives in our Strategic Project Plan, we have transitioned our focus from addressing the significant issues of the past few years to our forward-looking value creation strategy with particular focus on the client experience. Our ongoing strategic decisions and investments will be determined from the perspective of improving the client experience and adding value to The Palmetto Bank franchise.

To this end, during 2012 we implemented technological enhancements designed to improve the client experience thereby adding value for our clients and our franchise with additional implementations planned for 2013. Examples of enhancements implemented during 2012 include the following:

•	Overall improvement in ATM fleet capabilities (including three deposit accepting ATMs) and locations,

•	Upgraded telephone automatic voice response unit,

•	Improved remote deposit capture capability,

•	Enhanced account statement appearance, content and online delivery for deposit and Trust accounts,

•	Enhanced wire transfer system,

•	Improved internet banking capability,

•	Commercial Banking and Treasury Management enhancements,

•	New mobile banking application, and

•	Enhanced ACH fraud control system.

Examples of enhancements planned for 2013 include: upgraded lock-box capabilities, expanded online fraud detection products, an upgraded website including capabilities for account opening and loan applications and person-to-person payment capabilities.

Financial Condition

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. However, at this time we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Accordingly, the discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis with commentary on business specific implications if more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,		Dollar variance	Percent variance
	2012	2011
Assets
Cash and cash equivalents
Cash and due from banks	$101,385	$102,952	$(1,567)	(1.5)%

Total cash and cash equivalents	101,385	102,952	(1,567)	(1.5)

FHLB stock, at cost	1,811	3,502	(1,691)	(48.3)
Investment securities available for sale, at fair value	264,502	260,992	3,510	1.3
Mortgage loans held for sale	6,114	3,648	2,466	67.6
Other loans held for sale	776	14,178	(13,402)	(94.5)

Loans, gross	738,282	773,558	(35,276)	(4.6)
Less: allowance for loan losses	(17,825)	(25,596)	7,771	(30.4)

Loans, net	720,457	747,962	(27,505)	(3.7)

Premises and equipment, net	24,796	25,804	(1,008)	(3.9)
Accrued interest receivable	3,910	5,196	(1,286)	(24.7)
Foreclosed real estate	10,911	27,663	(16,752)	(60.6)
Other assets	10,794	11,255	(461)	(4.1)

Total assets	$1,145,456	$1,203,152	$(57,696)	(4.8)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$179,695	$155,406	$24,289	15.6%
Interest-bearing	843,547	908,775	(65,228)	(7.2)

Total deposits	1,023,242	1,064,181	(40,939)	(3.8)

Retail repurchase agreements	15,357	23,858	(8,501)	(35.6)
Accrued interest payable	450	554	(104)	(18.8)
Other liabilities	8,027	11,077	(3,050)	(27.5)

Total liabilities	1,047,076	1,099,670	(52,594)	(4.8)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	127	—	—
Capital surplus	143,342	142,233	1,109	0.8
Accumulated deficit	(38,372)	(36,508)	(1,864)	5.1
Accumulated other comprehensive loss, net of tax	(6,717)	(2,370)	(4,347)	183.4

Total shareholders’ equity	98,380	103,482	(5,102)	(4.9)

Total liabilities and shareholders’ equity	$1,145,456	$1,203,152	$(57,696)	(4.8)%

Cash and Cash Equivalents

Cash and cash equivalent balances continue to be elevated as compared to historical levels, and such balances decreased by $1.6 million at December 31, 2012 from December 31, 2011 primarily as a result of funds disbursed totaling $32.3 million as a result of the sale of our Rock Hill and Blacksburg branches on July 1, 2012 which was partially offset by cash receipts associated with loan repayments and sales of problem assets. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets. During 2011 and 2012, we began redeploying this cash by investing in investment securities, prepaying FHLB advances and not pursuing retention of higher priced CD accounts that matured starting in the fourth quarter 2010.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $704 thousand and $703 thousand at December 31, 2012 and 2011, respectively.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2011, we owned FHLB stock with a carrying value of $3.5 million. During the year ended December 31, 2012, we purchased $9 thousand in FHLB stock, and the FHLB redeemed $1.7 million of our FHLB stock at book value thereby reducing our balance to $1.8 million at December 31, 2012. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Historically, redemption of this stock has been at par value. Dividends are paid on this stock also at the discretion of the FHLB. We have received dividends on our FHLB stock, and the average dividend yield for 2012 was 1.88%, however, there can be no guarantee of future dividends. The carrying value of FHLB stock approximates fair value based on the FHLB’s practice of redeeming FHLB stock at the Bank’s original purchase price.

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

During 2012, we realized gains of $10.5 million on the sale of $170.5 million in book value of investment securities with a yield of 1.99%. This was part of a strategic decision to realize gains on the investment securities portfolio to offset a portion of credit losses and the resulting impact on regulatory capital resulting from the resolution of problem assets during the year, particularly the bulk problem asset sale in the second quarter 2012. We reinvested a total of $260.9 million of proceeds and other cash on hand during 2012 into investment securities with a weighted average yield of 2.33%. The following table summarizes the amortized cost, net proceeds, net realized gains and book yield of investment securities available for sale sold during 2012 as part of our strategic decision to realize gains on the investment securities portfolio to offset a portion of the credit losses and the resulting impact on regulatory capital resulting from the resolution of problem assets during the year (dollars in thousands).

	Amortized cost	Net proceeds	Realized gains, net	Book yield
State and municipal	$97,883	$105,748	$7,865	1.36%
Collateralized mortgage obligations (federal agencies)	34,585	35,947	1,362	2.75
Other mortgage-backed (federal agencies)	38,052	39,319	1,267	2.94

Total investment securities available for sale sold	$170,520	$181,014	$10,494	1.99%

The following table summarizes the purchase price and yields of investment securities available for sale purchased during 2012 as a result of the reinvestment of sale proceeds and other cash on hand (dollars in thousands).

	Purchase price	Purchase yield
State and municipal	$1,095	1.95%
Collateralized mortgage obligations (federal agencies)	103,063	2.08
Other mortgage-backed (federal agencies)	86,902	3.03
SBA loan-backed (federal agency)	69,856	1.84

Total investment securities available for sale purchased	$260,916	2.33%

Composition.    The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2012			December 31, 2011
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
State and municipal	$11,247	$11,530	4.4%	$113,079	$120,965	46.3%
Collateralized mortgage obligations (federal agencies)	122,444	123,508	46.7	117,129	118,949	45.6
Other mortgage-backed (federal agencies)	62,581	63,817	24.1	20,022	21,078	8.1
SBA loan-backed (federal agency)	65,828	65,647	24.8	—	—	—

Total investment securities available for sale	$262,100	$264,502	100.0%	$250,230	$260,992	100.0%

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

SBA loan-backed investment securities are formed by pool assemblers through the combination of the purchased guaranteed portion of SBA loans. The pool assembler combines SBA loans of similar characteristics into a pool in a process similar to a mortgage-backed security formation. The resulting security maintains the same “Full Faith and Credit” guarantee of the U.S. government. Each month, the security holder receives the pro-rata share of the principal and interest payment from the guaranteed portion of the underlying loans.

We use prices from third party pricing services and, to a lesser extent, indicative (nonbinding) quotes from third party brokers, to estimate the fair value of our investment securities. While we obtain fair value information from multiple sources, we generally obtain one price / quote for each individual security. For securities priced by third party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third party pricing service / broker in our Consolidated Financial Statements, subject to our internal price verification procedures, which include periodic comparisons to other brokers and Bloomberg pricing screens.

The fair value of the investment securities available for sale portfolio represented 23.1% of total assets at December 31, 2012 and 21.7% of total assets at December 31, 2011.

Maturities.    The following table summarizes the amortized cost of state and municipal securities available for sale at December 31, 2012 by contractual maturity (dollars in thousands). For other investment securities, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Book yield
State and municipal
In one year or less	$3,765	3.5%
After 1 through 5 years	6,392	3.5
After 5 through 10 years	1,090	1.9
After 10 years	—	—

Total state and municipal	$11,247	3.3%

Collateralized mortgage obligations (federal agencies)	122,444	1.2

Other mortgage-backed (federal agencies)	62,581	1.6

SBA loan-backed (federal agency)	65,828	1.7

Total investment securities available for sale	$262,100	1.5%

The weighted average duration of the investment securities available for sale portfolio was 3.2 years, based on expected prepayment activity, at December 31, 2012. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations.    The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at December 31, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$80,007	$81,035	82.4%
Fannie Mae	12,103	12,142	12.3
Ginnie Mae	30,334	30,331	30.8

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at December 31, 2012 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$12,222	$12,255	12.5%
Ginnie Mae	45,556	46,780	47.6

We had no investments in state and municipal investment securities issued by states that individually exceeded 10% of shareholders’ equity at December 31, 2012.

Pledged.    At December 31, 2012 and 2011, we had pledged securities totaling $108.2 million and $140.5 million, respectively, primarily to secure funds on deposit from municipalities.

Lending Activities

During 2012, through our normal problem loan resolution efforts and strategic loan sales, we entered into contracts to sell selected classified loans with carrying values, before any allowance for loan losses, of $36.0 million. In the aggregate, these contracts to sell selected classified loans included in gross loans resulted in net charge-offs of $12.9 million during 2012. For additional disclosure regarding the sale of other loans held for sale, see Item 8. Financial Statements and Supplementary Data, Note 5, Other Loans Held for Sale and Valuation Allowance.

In addition to the loan sales noted above, we sold $7.5 million of loans as part of the sale of our Rock Hill and Blacksburg branches, which closed on July 1, 2012. For disclosure regarding the sale of these branches see Item 8. Financial Statements and Supplementary Data, Note 23, Reduction in Branch Network.

General.    Gross loans continue to be the largest component of our assets. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

Loans, gross
Balance at December 31, 2011	$773,558
Additions:
Loan originations net of paydowns and other reductions	4,385
Gross loans transferred from other loans held for sale	6,143

Total additions	10,528
Reductions:
Transfers to foreclosed real estate	3,575
Transfers to other loans held for sale	21,383
Net loans charged-off	20,846

Total reductions	45,804

Balance at December 31, 2012	$738,282

Prior to the Private Placement in 2010, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order, which was subsequently terminated in January 2013. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Overall, demand for new loans from credit-worthy borrowers is generally weak and, therefore, very competitive with reduced rates. We experienced uneven but generally improved monthly loan origination volumes during 2012 in certain products and markets but it is too soon to know whether such improved origination activity is indicative of a continuing trend.

Other Loans Held for Sale.    The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2010	$68,491	$2,334
Additions:
Gross loans transferred to other loans held for sale	1,224	—
Writedowns on other loans held for sale included in valuation allowance, net	—	3,597

Total additions	1,224	3,597
Reductions:
Sales of other loans held for sale	8,834	4
Transfers to foreclosed real estate	9,249	163
Other loans held for sale transferred to gross loans	14,966	214
Direct writedowns on other loans held for sale	4,926	1,282
Net paydowns	15,001	1,707

Total reductions	52,976	3,370

Balance at December 31, 2011	16,739	2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
SBA loans transferred to other loans held for sale	1,661	—
Other gross loans transferred to other loans held for sale	12,214	—
Writedowns on other loans held for sale included in valuation allowance, net	—	1,437

Total additions	21,383	1,437
Reductions:
Sales of other loans held for sale	22,100	874
Sales of SBA loans	1,661	—
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	7,717	1,574
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	108	38

Total reductions	35,834	2,486

Balance at December 31, 2012	$2,288	$1,512

During the third quarter 2012, we began originating loans partially guaranteed by the SBA, an agency of the U.S. government. We anticipate that such lending will be a normal part of our business strategy going forward, and we will likely sell the guaranteed portion of these loans into the secondary market. There were no SBA loans included in Other loans held for sale at December 31, 2012. Other loans held for sale at December 31, 2012 included two commercial real estate loans with a net carrying value of $776 thousand that we anticipate selling during the first quarter 2013.

During the year ended December 31, 2012, two performing loans held for sale with a carrying value of $6.1 million were transferred to gross loans as our intention with respect to these loans changed. In addition, we transferred gross loans to other loans held for sale at their estimated fair value of $7.5 million in connection with the sale of our Rock Hill and Blacksburg branches, which closed on July 1, 2012.

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

	December 31,
	2012		2011		2010		2009		2008
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Commercial real estate	$459,212	62.1%	$492,754	62.6%	$573,822	66.8%	$695,263	66.8%	$781,745	67.5%
Single-family residential	168,180	22.8	185,504	23.5	178,980	20.8	203,330	19.6	217,734	18.8
Commercial and industrial	51,661	7.0	49,381	6.3	47,812	5.6	61,788	5.9	73,609	6.4
Consumer	50,574	6.8	52,771	6.7	52,652	6.1	76,296	7.3	79,295	6.8
Other	9,431	1.3	7,326	0.9	6,317	0.7	3,635	0.4	6,097	0.5

Total loans	$739,058	100.0%	$787,736	100.0%	$859,583	100.0%	$1,040,312	100.0%	$1,158,480	100.0%

Less: other loans held for sale	(776)		(14,178)		(66,157)		—		—

Loans, gross	$738,282		$773,558		$793,426		$1,040,312		$1,158,480

Mortgage loans serviced for the benefit of others amounted to $388.7 million and $397.5 million at December 31, 2012 and December 31, 2011, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by the Company.

At both December 31, 2012 and 2011, the aggregate balance of other loans held for sale was comprised of loans categorized in the commercial real estate portfolio segment.

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

At December 31, 2012, commercial real estate loans, categorized by FDIC code, comprised 62.1% of gross loans and other loans held for sale and 399.0% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Unlike larger national or regional banks that are more geographically diversified, we primarily provide our services to clients within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values or the demand for our products and services, among other things. In addition, from 2006 to 2008, we originated out-of-market loans, purchased participation loans from other banks and / or obtained brokered loans brought to us by loan brokers, which were generally to nonclients with whom we had no pre-existing banking relationship. In connection with our loan portfolio and lending practices reviews since 2009, we determined that out-of-market loans were a significant contributing factor to our increased credit losses and, as such, no longer originate such loans.

Although our geographic concentration limits us to the economic risks within our market area, our lack of geographic diversification may make us particularly sensitive to adverse impacts of negative economic conditions that impact our market area.

Pledged.    To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At December 31, 2012 and 2011, $201.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances and letters of credit, of which $79.9 million and $66.7 million, respectively, were available as lendable collateral.

At December 31, 2012 and 2011, $2.5 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve System services that we utilize.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The following table summarizes our total loan portfolio including mortgage and other loans held for sale, by portfolio segment, at December 31, 2012, that, based on remaining maturity for fixed-rate loans and repricing frequency for variable-rate loans, were due during the periods noted. Nonaccrual loans are included in the due in one year or less category given that maturity cannot be reasonably estimated. The table also summarizes our loan portfolio at December 31, 2012 based on remaining maturity for fixed-rate loans due after one year (in thousands). At December 31, 2012, there were no variable-rate loans with rate structures repricing after one year based on repricing frequency.

	Maturity or Repricing Term				Rate structure for loans with remaining maturities over one year
	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate
Commercial real estate	$18,849	$28,593	$4,219	$51,661	$32,812
Single-family residential	62,829	38,197	73,268	174,294	111,465
Commercial and industrial	170,011	213,204	75,997	459,212	289,201
Consumer	2,993	37,102	10,479	50,574	47,581
Other	3,777	4,798	856	9,431	5,654

Total loans, including mortgage and other loans held for sale	$258,459	$321,894	$164,819	$745,172	$486,713

Asset Quality.    Given the negative credit quality trends that began in 2008 and accelerated during 2009 and 2010, we performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews identified 57 individual loans that have resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed assets recorded from 2009 through 2012.

In general, these loans have one or more of the following common characteristics:

•	Individually larger commercial real estate loans originated between 2004 and 2008 that were larger and more complex loans than we historically originated,

•

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers, which were generally to non-clients for whom we generally had no pre-existing banking relationship, and/or

•

Concentrated originations in commercial real estate including acquisition, development and construction loans by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans is the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses over the past four years. In addition, this pool of loans has exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

While asset quality measures remain at historically sub-par levels, such measures generally improved in 2011 and 2012, particularly in light of the problem asset sales executed during 2012.

As part of our Strategic Project Plan developed in 2009, we have taken significant actions to address our credit quality. For additional disclosure regarding the more significant actions of the Strategic Project Plan, see Executive Summary of Strategic Project Plan and Financial Results.

Delinquent Loans. We determine past due and delinquent status based on contractual terms. When a client fails to make a scheduled loan payment, we attempt to cure the default through several methods including, but not limited to, collection contact and assessment of late fees. If these methods do not result in the borrower remitting the past due payment, further action may be taken. Interest on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

Nonperforming Assets. Nonaccrual loans are those loans that we have determined offer a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made with the client. Loans may also be placed in nonaccrual status if we determine that a factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire amortized cost has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	December 31,
	2012	2011	2010	2009	2008
Commercial real estate
Construction, land development and other land loans	$5,467	$27,085	$52,528	$47,901	$15,409
Multifamily residential		—	7,943	9,844	231
Nonfarm nonresidential	3,732	14,870	18,781	23,330	23,761

Total commercial real estate	9,199	41,955	79,252	81,075	39,401

Single-family residential
Single-family real estate, revolving, open end loans	816	843	998	127	305
Single-family real estate, closed end, first lien	4,442	7,957	7,607	7,079	2,264
Single-family real estate, closed end, junior lien	299	471	866	446	57

Total single-family residential	5,557	9,271	9,471	7,652	2,626

Commercial and industrial	826	1,313	2,197	7,475	763

Credit cards	17	16	26	372	—

All other consumer	247	473	459	312	178

Farmland and other	2	—	—	50	—

Total nonaccrual loans	15,848	53,028	91,405	96,936	42,968

Foreclosed real estate	10,911	27,663	19,983	27,826	6,719
Repossessed personal property	81	161	104	188	564

Total foreclosed real estate and repossessed personal property	10,992	27,824	20,087	28,014	7,283

Total nonperforming assets	$26,840	$80,852	$111,492	$124,950	$50,251

Less: nonaccrual other loans held for sale	(776)	(5,812)	(27,940)	—	—

Adjusted nonperforming assets	$26,064	$75,040	$83,552	$124,950	$50,251

Troubled debt restructurings included in nonaccrual loans above	$3,124	$9,546	$4,913	$5,767	$—

Loans*	739,058	787,736	859,583	1,040,312	1,158,480

Total assets	1,145,456	1,203,152	1,355,247	1,435,763	1,368,328

Total nonaccrual loans as a percentage of:
loans* and foreclosed real estate and personal property	2.11%	6.50%	10.39%	9.07%	3.69%
total assets	1.38	4.41	6.74	6.75	3.14

Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	3.58%	9.91%	12.67%	11.70%	4.31%
total assets	2.34	6.72	8.23	8.70	3.67

*	includes gross loans and other loans held for sale

Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $11.5 million during the year ended December 31, 2012. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

One loan with a balance greater than $1 million, which was collateralized by residential lots and golf course development collateral, comprised 12% of our nonaccrual loans at December 31, 2012. This loan was a purchased participation and out-of-market loan.

Additional interest income of $1.2 million would have been reported during the year ended December 31, 2012 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at December 31, 2012 (in thousands).

Construction, land development, and other land	$8,836
Single-family residential	506
Nonfarm nonresidential	1,569

Total foreclosed real estate	$10,911

One residential property with a balance greater than $1 million comprised 63.6% of our foreclosed real estate portfolio at December 31, 2012. This property has a carrying balance of $6.9 million and consists of undeveloped residential lots in one community located in the Upstate. In coordination with the owner of this community, we have developed a marketing plan, which is now being executed, to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third party “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing and recent appraisals and sales indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values particularly in the uncertain current economic environment.

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2012	2011	2010
Foreclosed real estate, beginning of period	$27,663	$19,983	$27,826
Plus: New foreclosed real estate	5,389	27,163	20,423
Less: Proceeds from sale of foreclosed real estate	(13,524)	(13,397)	(17,616)
Plus: Gain (loss) on sale of foreclosed real estate	729	(41)	587
Less: Writedowns and losses charged to expense	(9,346)	(6,045)	(11,237)

Foreclosed real estate, end of period	$10,911	$27,663	$19,983

Writedowns charged to expense include writedowns of $6.0 million and $3.3 million related to the receipt of updated appraisals and the execution of sales contracts, respectively, during 2012.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $33.3 million and $55.1 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.7 million have been recorded on these loans, $378 thousand of which was charged-off during the year ended December 31, 2012. As of December 31, 2012, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at December 31, 2012 were $4.2 million and $3.2 million, respectively. Additionally, at December 31, 2012, the A and B loans for one of the three loans was accounted for as a troubled debt restructuring.

Six individual loans greater than $1 million comprised $25.4 million (76.4%) of our troubled debt restructurings at December 31, 2012. Two of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment and one experienced a reduction in principal. At December 31, 2012, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement.

The following table summarizes troubled debt restructurings removed from this classification for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012	2011
Carrying balance	$6,018	$1,152
Count	19	2

Potential Problem Loans. Potential problem loans consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of December 31, 2012, total potential problem loans (loans risk rated 6 and 7 under our risk rating system and therefore classified as substandard and doubtful) totaled $48.9 million, of which $20.1 million were troubled debt restructurings. As of December 31, 2012, total potential problem loans have decreased 66.9% from the peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses decreased to $17.8 million, or 2.41% of gross loans, at December 31, 2012, compared to $25.6 million, or 3.31% of gross loans, at December 31, 2011. The decreasing coverage percentage at December 31, 2012 as compared to December 31, 2011 is a result of improvement in our credit quality and reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been recently originated under our improved underwriting standards and generally improving economic conditions.

Credit quality indicators generally showed continued stabilization in 2011 and 2012 as we experienced reduced migration of loans to nonaccrual status and lower loss severity on individual problem assets. In addition, the problem loan sales completed in 2012 significantly reduced the level of our problem assets. If these credit quality indicators continue to stabilize and/or improve, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

While it appears that appraised values on commercial real estate may be starting to stabilize, we believe it is too soon to conclude that values have bottomed out. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated level compared to historical levels.

The December 31, 2012 allowance for loan losses and, therefore, indirectly, the provision for loan losses for the year ended December 31, 2012, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the overall soft economic environment including within our specific geographic market,

•	The cumulative impact of the extended duration of this economic environment on our clients, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans in which the majority of our losses have occurred, although such loans have decreased 75.0% since June 30, 2009 (peak quarter-end real estate development loans),

•

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at December 31, 2012 which, while still at an elevated level, decreased 81.1% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 37.7% and 50.9%, respectively, from December 31, 2011 and have declined in each of the last eleven quarters,

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

	At and for the years ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses, beginning of period	$25,596	$26,934	$24,079	$11,000	$7,418

Provision for loan losses	13,075	20,500	47,100	73,400	5,619

Less: Allowance reclassified as other loans held for sale valuation allowance	—	—	2,358	—	—

Less: Allowance reclassified in credit card portfolio sale	—	—	452	—	—

Loans charged-off
Commercial real estate	17,548	16,532	33,481	49,753	198
Single-family residential	3,314	3,070	4,214	4,060	367
Commercial and industrial	376	1,572	3,135	4,945	430
Consumer	586	810	1,483	2,033	1,174
Other	696	848	647	—	—

Total loans charged-off	22,520	22,832	42,960	60,791	2,169
Recoveries
Commercial real estate	209	101	544	111	9
Single-family residential	648	56	98	5	11
Commercial and industrial	168	115	154	88	18
Consumer	193	146	729	266	94
Other	456	576	—	—	—

Total loans recovered	1,674	994	1,525	470	132

Net loans charged-off	20,846	21,838	41,435	60,321	2,037

Allowance for loan losses, end of period	$17,825	$25,596	$26,934	$24,079	$11,000

Average loans, gross	$745,473	$775,358	$943,101	$1,124,599	$1,107,007
Total loans, gross	738,282	773,558	793,426	1,040,312	1,158,480
Nonaccrual loans (1)	15,848	53,028	91,405	96,936	42,968

Net loans charged-off as a percentage of average loans, gross	2.80%	2.82%	4.39%	5.36%	0.18%
Allowance for loan losses as a percentage of total loans, gross	2.41	3.31	3.39	2.31	0.95
Allowance for loan losses as a percentage of nonaccrual loans	112.47	48.27	29.47	24.84	25.60

(1)	Includes $776 thousand, $5.8 million and $27.9 million of loans classified as other loans held for sale at December 31, 2012, 2011 and 2010, respectively.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the years ended December 31, 2012 and 2011 were $17.2 million and $15.1 million in gross loans charged-off, respectively, representing charge-offs on loans individually evaluated for impairment. The determination was made to take charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At December 31, 2012, we had six loan relationships totaling $16.6 million with a Bank-funded interest reserve. Based on their performance, these loans are not considered impaired.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation described below and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the fair value of the loan itself.

At December 31, 2012 and 2011, impaired loans totaled $42.1 million and $84.0 million, respectively, of which $33.3 million and $55.1 million, respectively, were classified as troubled debt restructurings.

At December 31, 2012, $22.0 million of our loans evaluated individually for impairment were valued based on the estimated fair value of collateral and $20.1 million were valued based on the present value of estimated cash flows.

Generally for larger impaired loans valued based on the value of the collateral, current appraisals performed by approved third party appraisers are the basis for estimating the fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the fair value. The estimated costs to sell the property are then deducted from the appraised value to arrive at the net realizable value of the loan used to calculate the loan’s specific reserve.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at the dates and for the periods indicated (in thousands).

	At and for the year ended December 31, 2012						At and for the year ended December 31, 2011
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596	$26,934
Provision for loan losses	11,630	1,318	(390)	277	240	13,075	20,500
Loan charge-offs	17,548	3,314	376	586	696	22,520	22,832
Loan recoveries	209	648	168	193	456	1,674	994

Net loans charged-off	17,339	2,666	208	393	240	20,846	21,838

Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825	$25,596

Individually evaluated for impairment	$2,199	$216	$58	$4	$—	$2,477	$6,505
Collectively evaluated for impairment	10,118	2,924	1,206	1,089	11	15,348	19,091

Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825	$25,596

Loans, gross, end of period:
Individually evaluated for impairment	$36,553	$3,278	$1,450	$38	$—	$41,319	$69,791
Collectively evaluated for impairment	421,883	164,902	50,211	50,536	9,431	696,963	703,767

Total loans, gross	$458,436	$168,180	$51,661	$50,574	$9,431	$738,282	$773,558

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

In general, during 2012 we experienced improving trends in certain credit quality statistics related to our loan portfolio, many of which were positively impacted by the sale of selected classified loans during in the year. Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $11.5 million during the year ended December 31, 2012. Nonaccrual loans of $15.8 million at December 31, 2012 represent an 81.1% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $1.0 million (3.9%) during the year ended December 31, 2012, while long-lived assets held for sale decreased $917 thousand (57.2%) during the same period. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets.

The Company is currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a bank-owned branch facility with a net book value of $123 thousand which are classified as long-lived assets held for sale and included in Other assets in the Consolidated Balance Sheets. For disclosure regarding the impact of the Bank’s branch network reduction on premises and equipment and long-lived assets held for sale balances, see Item 8. Financial Statements and Supplementary Data, Note 23, Reduction in Branch Network.

Goodwill

In 2010, we recorded a goodwill impairment charge of $3.7 million representing the entire balance of goodwill at that time. This charge had no impact on the liquidity, regulatory capital or daily operations of the Company and was recorded as a component of noninterest expense on the Consolidated Statements of Income (Loss). Goodwill resulted from business combinations in 1988 through 1999.

The goodwill impairment evaluation was performed by comparing the fair value of our reporting unit with its carrying amount including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, an additional analysis was performed to measure the amount of impairment loss. The analysis compared the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of our reporting unit goodwill was based on the terms of the Private Placement. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess.

Net Deferred Tax Asset

As of December 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $31.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of recent net operating losses. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, projection of future taxable income and available tax planning strategies.

For disclosure regarding the impact of the Private Placement on the Company’s net deferred tax asset, see Critical Accounting Policies and Estimates, Realization of Net Deferred Tax Asset. As discussed in Critical Accounting Policies and Estimates, Realization of Net Deferred Tax Asset, analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	December 31,
	2012		2011		2010		2009		2008
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$179,695	17.6%	$155,406	14.6%	$141,281	12.0%	$142,609	11.7%	$134,465	12.6%
Interest-bearing transaction deposit accounts	304,149	29.7	305,360	28.7	292,827	25.0	307,258	25.3	364,315	34.0

Transaction deposit accounts	483,844	47.3	460,766	43.3	434,108	37.0	449,867	37.0	498,780	46.6

Money market deposit accounts	129,708	12.7	145,649	13.7	143,143	12.2	119,082	9.8	93,746	8.7
Savings deposit accounts	70,646	6.9	59,117	5.5	49,472	4.2	40,335	3.3	36,623	3.4
Time deposit accounts	339,044	33.1	398,649	37.5	546,639	46.6	605,630	49.9	442,347	41.3

Total deposits	$1,023,242	100.0%	$1,064,181	100.0%	$1,173,362	100.0%	$1,214,914	100.0%	$1,071,496	100.0%

Deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million). For additional disclosure related to the sale of these branches, see Item 8. Financial Statements and Supplementary Data, Note 23, Reduction in Branch Network.

In 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. The MyPal checking account includes a $5 monthly fee, which is reduced by $0.25 each time an accountholder uses their debit card (prior to August 2011 the reduction was $0.50 per transaction). Thus, 20 debit card transactions per month result in no monthly fee to the accountholder (10 monthly debit card transactions resulted in no monthly fee prior to August 2011). However, we earn a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the accountholders for items such as airfare, car rental and hotel and savings at a variety of national and local retailers and entertainment companies.

The Smart Savings account is an interest-bearing savings account that can be linked to any of our checking accounts and results in $1 being transferred from the accountholder’s checking account to the Smart Saving account each time the accountholder uses their debit card. The Company initially matched each transfer dollar-for-dollar, and, effective October 2010, the match was reduced to $0.10 per each $1 transfer. The maximum match is $250 per year.

On an ongoing basis we evaluate the benefits and features all of our deposit products. In 2010 and 2011, for example, we revised the terms of our MyPal checking account, revised and eliminated certain existing fees and implemented new fees based on an analysis of our fee structure in relation to our costs and competitor fees. During 2012, we analyzed all account relationships that had a service charge waive status and made the determination for them to remain in waived status or return to assessing status. Additionally, during 2012, we introduced eStatements, mobile banking and enhanced online banking account access options.

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction plus an additional five basis point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets less than $10 billion, the new restrictions could negatively impact income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. While we have not experienced a significant impact, the results of these final rules may impact our interchange income from debit card transactions in the future.

In addition to the potential negative impact on our interchange fees, the Dodd-Frank Act also includes a number of other changes that are expected to reduce our revenues and increase expenses. For example, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes in 2011. For disclosure regarding these changes, see 2012 Earnings Review, Noninterest Income. We will continue to monitor the impact of the Dodd-Frank Act on our earnings, and additional product and fee changes may be implemented.

As a result of the cash received in the Private Placement in 2010 and general lack of loan growth, we have not pursued retention of maturing higher priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at much lower rates and others were withdrawn from the Bank. Accordingly, the maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. While the amount and weighted average cost of maturing time deposits in 2012 was less than 2011 maturities, 2012 maturities continued to have a positive impact on our cost of deposit funding as these time deposits were withdrawn from the Bank or were replaced at lower rates. As of December 31, 2012, time deposits totaling $301.3 million are scheduled to mature in 2013 at an average rate of 1.46% including $148.0 million at an average rate of 1.69% in the first quarter 2013.

At December 31, 2012, deposit accounts as a percentage of liabilities were 97.7% compared with 96.8% at December 31, 2011. Interest-bearing deposits decreased $65.2 million during the year ended December 31, 2012 primarily due to the sale of two branches and higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $24.3 million during the same period primarily as a result of focused efforts to grow core deposits, seasonal increases in balances, clients taking advantage of the added benefit of unlimited FDIC coverage given the low interest rate environment and the migration of new clients as a result market disruption. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

In October 2008, EESA increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. In July 2010, this increase was made permanent by the Dodd-Frank Act. In addition, the FDIC’s TAG Program provided that all noninterest-bearing transaction accounts (typically business checking accounts) were fully guaranteed by the FDIC for the entire amount of the account through December 31, 2012 after which the unlimited insurance coverage expired. To date we believe we have not experienced any significant changes in deposit balances as a result of the expiration of the FDIC’s TAG program.

The following table summarizes the average balances of interest-bearing deposits by type and the weighted average rates paid thereon for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012			2011			2010
	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid	Average balance	Interest expense	Weighted average rate paid
Transaction deposit accounts	$300,189	$39	0.01%	$295,004	$109	0.04%	$292,696	$248	0.08%
Money market deposit accounts	134,093	47	0.04	137,416	198	0.14	137,955	622	0.45
Savings deposit accounts	65,710	9	0.01	56,592	32	0.06	46,112	124	0.27
Time deposit accounts	367,402	5,041	1.37	490,009	8,995	1.84	552,854	12,566	2.27

Total interest-bearing deposits	$867,394	$5,136	0.59	$979,021	$9,334	0.95	$1,029,617	$13,560	1.32

Jumbo Time Deposit Accounts.    Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at the date indicated. Jumbo time deposit accounts totaled 17.3% of total interest-bearing liabilities at December 31, 2012. The following table summarizes our jumbo time deposit accounts by maturity at December 31, 2012 (in thousands).

Three months or less	$92,274
Over three months through six months	21,179
Over six months through twelve months	53,080

Twelve months or less	166,533

Over twelve months	12,709

Total jumbo time deposit accounts	$179,242

Jumbo time deposit accounts totaled $198.2 million at December 31, 2011. We believe our balance sheet management efforts to attract and retain lower priced transaction deposit accounts and shrink our higher priced deposit base contributed to the decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 2.2% at December 31, 2011 to 1.5% at December 31, 2012. This decrease was due to a decrease in retail repurchase agreements between the periods which constituted 100% of our borrowings at both dates.

The following table summarizes our borrowings at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2012	2011	2010
Retail repurchase agreements
Amount outstanding at year-end	$15,357	$23,858	$20,720
Average amount outstanding during year	20,485	24,403	22,809
Maximum amount outstanding at any month-end	27,985	24,798	26,106
Rate paid at year-end	0.01%	0.01%	0.25%
Weighted average rate paid during the year	0.01	0.08	0.25
Commercial paper
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	—	—	8,435
Maximum amount outstanding at any month-end	—	—	18,948
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	0.25
Other short-term borrowings
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	30	11	1
Maximum amount outstanding at any month-end	—	—	—
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	—
FHLB borrowings
Amount outstanding at year-end	$—	$—	$35,000
Average amount outstanding during year	1	2,027	95,231
Maximum amount outstanding at any month-end	—	5,000	101,000
Rate paid at year-end	—%	—%	2.99%
Weighted average rate paid during the year	—	3.55	1.79

Retail Repurchase Agreements.    We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding.    Wholesale funding options include lines of credit from correspondent banks, FHLB advances and the Federal Reserve Discount Window. Such funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates.

Correspondent Bank Lines of Credit. At December 31, 2012, we had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. At December 31, 2011, we had access to two secured and one unsecured lines of credit from three correspondent banks totaling $35 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

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

The following table summarizes the utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	December 31,
	2012	2011
Available lendable loan collateral value pledged to serve against FHLB advances	$79,922	$66,690
Available lendable investment security collateral value pledged to serve against FHLB advances	—	15,410

Total lendable collateral value pledged to serve against FHLB advances	$79,922	$82,100

At both December 31, 2012 and 2011, we had no outstanding advances from the FHLB.

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Through the Discount Window, primary credit is available to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. From the first quarter 2010 through the second quarter 2012, the Company was only able to borrow from the Federal Reserve Discount Window at the secondary credit rate, and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. Since the end of the second quarter 2012, although we have not done so, we have been able to borrow under the Federal Reserve Discount Window’s primary credit facility.

Capital

At December 31, 2012, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established in the Consent Order, which was terminated in January 2013, and by the Supervisory Authorities.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2012	2011	2010
Total shareholders’ equity	$98,380	$103,482	$113,899
Average shareholders’ equity	100,018	113,147	87,463

Shareholders’ equity as a percentage of assets	8.59%	8.60%	8.40%
Average shareholders’ equity as a percentage of average assets	8.51	8.80	6.25

Book value per common share	$7.71	$8.13	$9.61
Cash dividends per common share	—	—	—
Dividend payout ratio	n/a	n/a	n/a

As part of our Strategic Project Plan developed in 2009, we have taken significant actions to manage our capital. For additional disclosure regarding the more significant actions of the Strategic Project Plan, see Executive Summary of Strategic Project Plan and Financial Results.

Dividends.    In an effort to retain capital, the Board of Directors reduced the quarterly dividend on our common stock for the first quarter 2009 and has not declared or paid a quarterly dividend since that date. The Board of Directors believes that suspension of the dividend was prudent to protect our capital base. In addition, the Company must currently obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to our shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III.    In December 2010, the Basel Committee adopted the Basel III capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Private Placement.    In October 2010, we consummated the Private Placement in which institutional investors purchased 9,993,995 shares of our common stock at $10.40 per share for a total of $103.9 million.

Under the terms of the Private Placement, we conducted a common stock follow-on offering following the closing of the Private Placement of $10 million directed to our shareholders as of the close of business on October 6, 2010. With respect to the follow-on offering, in December 2010, we issued 194,031 shares of common stock for proceeds of $2.0 million, and in January 2011, we issued an additional 767,508 shares of common stock for proceeds of $8.0 million resulting in the $10 million offering being fully subscribed. Net proceeds of the offerings of $104 million were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements.    The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

The balance of gross deferred income taxes at December 31, 2012 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Net Deferred Tax Asset, we recorded a valuation allowance against our net deferred tax asset at December 31, 2010. Based on our evaluation of the deferred tax asset at December 31, 2012 and 2011, we maintained a valuation allowance to fully offset our deferred tax asset. Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through carryback to prior years or taxable income in the next twelve months. At December 31, 2012, our entire net deferred tax asset was excluded from Tier 1 and total capital based on these criteria. We will continue to evaluate the realizability of our deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in future periods in an amount that may differ from the amount recognized in capital under GAAP.

Since December 31, 2012, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Annual Report on Form 10-K.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 8. Financial Statements and Supplementary Data, Note 20, Regulatory Capital Requirements and Dividend Restrictions.

Equity.    At December 31, 2012, we had authorized common stock and preferred stock of 75,000,000 and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 12,762,452 at February 11, 2013. To date, we have not issued any shares of preferred stock.

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

NASDAQ Listing.    On August 18, 2011, shares of our common stock began trading on the NASDAQ under the symbol PLMT.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 18, Derivative Financial Instruments and Hedging Activities.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowed funds. We may also issue equity securities, although our common stock is not heavily traded on the NASDAQ. To date, no preferred stock has been issued, and there can be no guarantees that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities until sustained loan growth resumes as well as paying down higher priced funding such as maturing CDs. At December 31, 2012, we continued to maintain elevated cash levels to fund loan originations, allow for strategic reductions in time deposits and to be available for potential deposit outflows resulting from the expiration of the TAG program. To date we believe we have not experienced any significant deposit outflows associated with the expiration of the TAG program.

Liquidity resources and balances at December 31, 2012, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

As part of our Strategic Project Plan developed in 2009, we have taken significant actions to address our liquidity. For additional disclosure regarding the more significant actions of the Strategic Project Plan, see Executive Summary of Strategic Project Plan and Financial Results.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at December 31, 2012 was $367 thousand and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 8. Financial Statements and Supplementary Data, Note 17, Commitments, Guarantees and Other Contingencies.

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

Contractual Obligations.    In addition to other contractual commitments and arrangements disclosed herein, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2012 (in thousands) except obligations for teammate benefit plans for which obligations are paid from separately identified assets. For additional disclosure regarding obligations of teammate benefit plans, see Item 8. Financial Statements and Supplementary Data, Note 14, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,705	$3,463	$3,308	$10,441	$18,917
Time deposit accounts	301,327	32,951	4,709	57	339,044
Contractually required interest payments on time deposits	20,235	2,532	489	10	23,266

Total other contractual obligations	$323,267	$38,946	$8,506	$10,508	$381,227

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. The Bank consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. In conjunction with these branch reductions:

•	The South Main branch was subject to a lease agreement that expired in February 2013.

•

While the Rock Hill lease was assigned to the purchaser of the branch as of July 1, 2012, the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $121 thousand through September 2015. These payments are the primary responsibility of the sublessee, and, therefore, have been excluded from the preceding table.

Though not included in the preceding table, the Company is contractually obligated to make minimum required contributions to the Pension Plan, however, these contributions are determined annually and, therefore, future obligations cannot be reasonably estimated at this time.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually, or in the aggregate, with regard to our Consolidated Financial Statements, we have not included such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations or cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2013 cannot be reasonably estimated at this time.

2012 Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

	For the years ended December 31,			2012 to 2011 comparison
	2012	2011	2010	Dollar variance	Percent variance
Interest income
Interest earned on cash and cash equivalents	$209	$347	$498	$(138)	(39.8)%
Dividends received on FHLB stock	47	48	23	(1)	(2.1)
Interest earned on investment securities available for sale	5,059	6,921	3,725	(1,862)	(26.9)
Interest and fees earned on loans	40,075	44,502	51,321	(4,427)	(9.9)

Total interest income	45,390	51,818	55,567	(6,428)	(12.4)
Interest expense
Interest paid on deposits	5,136	9,334	13,560	(4,198)	(45.0)
Interest paid on retail repurchase agreements	2	20	57	(18)	(90.0)
Interest paid on commercial paper	—	—	21	—	—
Interest paid on FHLB borrowings	—	72	1,708	(72)	(100.0)
Other	—	—	20	—	—

Total interest expense	5,138	9,426	15,366	(4,288)	(45.5)

Net interest income	40,252	42,392	40,201	(2,140)	(5.0)
Provision for loan losses	13,075	20,500	47,100	(7,425)	(36.2)

Net interest income (expense) after provision for loan losses	27,177	21,892	(6,899)	5,285	(24.1)

Noninterest income
Service charges on deposit accounts, net	6,691	7,547	7,543	(856)	(11.3)
Fees for trust, investment management and brokerage services	3,092	3,083	2,597	9	0.3
Mortgage-banking	3,139	1,757	1,794	1,382	78.7
Automatic teller machine	924	938	972	(14)	(1.5)
Merchant services	25	15	937	10	66.7
Bankcard services	247	238	1,793	9	3.8
Investment securities gains, net	10,494	157	10	10,337	n/m
Gain on sale of branches	568	—	—	568	100.0
Other	1,850	1,691	1,221	159	9.4

Total noninterest income	27,030	15,426	16,867	11,604	75.2
Noninterest expense
Salaries and other personnel (1)	21,088	23,807	23,617	(2,719)	(11.4)
Occupancy	4,455	4,503	4,778	(48)	(1.1)
Furniture and equipment	3,378	3,807	3,841	(429)	(11.3)
Professional services	1,715	1,960	2,507	(245)	(12.5)
FDIC deposit insurance assessment	1,861	3,012	4,487	(1,151)	(38.2)
Marketing	1,384	1,803	1,407	(419)	(23.2)
Goodwill impairment	—	—	3,691	—	—
Loan workout	1,273	1,654	116	(381)	(23.0)
Foreclosed real estate writedowns and expenses	9,285	7,470	11,656	1,815	24.3
Loss on other loans held for sale	3,660	8,119	7,562	(4,459)	(54.9)
Other	5,251	7,247	7,850	(1,996)	(27.5)

Total noninterest expense	53,350	63,382	71,512	(10,032)	(15.8)

Net income (loss) before provision (benefit) for income taxes	857	(26,064)	(61,544)	26,921	103.3
Provision (benefit) for income taxes	2,721	(2,664)	(1,342)	5,385	(202.1)

Net loss	$(1,864)	$(23,400)	$(60,202)	$21,536	92.0%

Common and per share data
Net loss—basic	$(0.15)	$(1.86)	$(15.13)	$1.72	92.1%
Net loss—diluted	(0.15)	(1.86)	(15.13)	1.72	92.1
Cash dividends	—	—	—	—	—
Book value	7.71	8.13	9.61	(0.42)	(5.2)

Weighted average common shares outstanding—basic	12,639,379	12,555,247	3,978,250
Weighted average common shares outstanding—diluted	12,639,379	12,555,247	3,978,250

(1)

Beginning in 2011, we conformed the classification of deferred loan origination costs to standard industry practice. All prior period amounts have been adjusted to reflect this reclassification. The reclassification impacted Interest and fees earned on loans and Salaries and other personnel noninterest expense. The reclassification did not have any impact on net loss for any period.

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

One of the components of our Strategic Project Plan is an earnings plan that is focused on earnings improvement through a combination of revenue increases and expense reductions. We believe our return to quarterly profitability in 2012 is confirmation that the Strategic Project Plan is yielding the expected results. For additional disclosure regarding the more significant actions of the Strategic Project Plan, see Executive Summary of Strategic Project Plan and Financial Results.

As part of our plan to improve earnings, we engaged external strategic consulting firms in 2010 and 2011 that specialize in the assessment of banking products and services, revenue enhancements and efficiency reviews across substantially all areas of the Company. The use of such consultants declined significantly in 2011, and we did not use such consultants in 2012.

In addition, to increase our market share and improve earnings, we implemented tailored “go-to-market” strategies for each of our businesses including products and services, marketing plans, teammate expertise and training. We believe we are also attracting new clients given the significant disruption occurring in our markets from the acquisition of local banks by out-of-state institutions.

Even though we returned to quarterly profitability in 2012, we continue our keen focus on improving credit quality and earnings. We continue to adapt our organizational structure to fit the current and future size and scope of our business activities and operations. Such efforts include hiring management personnel with specialized industry experience, appropriately sizing the number of teammates given our current balance sheet size and product volumes, more specifically delineating our lines of business, evaluating client demographics and resulting needs and preparing “go-to-market” strategies with relevant products and services and marketing plans by business.

We believe that raising capital in 2010, combined with our proactive and aggressive focus on credit quality, earnings improvements and garnering increased market share due to the market disruption in our markets were the significant factors contributing to our return to quarterly profitability in 2012. As of December 31, 2012, we have made substantial progress toward completing the strategic initiatives under the Strategic Project Plan including significant reduction in problem assets, repositioning the balance sheet from an asset and liability management standpoint, rationalizing our branch network and headcount, refining our infrastructure, focusing on expense reductions and returning to quarterly profitability. We believe that going forward our earnings will be more stable and predictable. However, as disclosed in this Annual Report on Form 10-K, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings.

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

During the second half of 2008 and continuing through 2012, the financial markets experienced significant volatility resulting from the continued fallout of the global economic downturn. A multitude of government initiatives, along with interest rate cuts and other monetary policy initiatives by the Federal Reserve, have been designed to improve liquidity for the distressed financial markets, stimulate the economy and stabilize the banking system. The relationship between declining interest-earning asset yields and more slowly declining interest-bearing liability costs has caused, and may continue to cause, net interest margin compression as compared to historical results. Net interest margin compression may also be impacted by potential credit quality deterioration of assets and a change in the mix of interest-earning assets and interest-bearing liabilities toward lower spread products.

Net interest income totaled $40.3 million for the year ended December 31, 2012 compared with $42.4 million for the year ended December 31, 2011. Overall, net interest income for the year ended December 31, 2012 was impacted by the following:

•

Reduction in interest rates of 525 basis points by the Federal Reserve throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment into 2012. In response, taking into consideration the interest income earned on interest-earning assets and interest expense paid on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although recent competitive pressures are making the presence of such floors more difficult. At December 31, 2012, loans aggregating $169.1 million had interest rate floors of which $122.1 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the year ended December 31, 2012 totaling $1.2 million.

•

Sales of investment securities of $170.5 million with an average yield of 1.99% during 2012; the proceeds of which were reinvested into higher yielding investment securities with an average yield of 2.39%. The investment securities were sold as part of a strategic decision to realize gains on the investment securities portfolio of $10.5 million to offset a portion of the incremental charge-offs and credit expenses resulting from problem asset resolution activities during 2012.

•

Reduction of $67.9 million in total average gross loans and other loans held for sale during 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations given limited loan demand from credit-worthy clients. During 2012, we resolved $41.4 million of problem loans included in gross loans and other loans held for sale through sale of the loan, sale of the underlying collateral or foreclosure. We are continuing to take steps to resolve our remaining problem loans, however, we are actively pursuing new loan originations and are keenly focused on generating additional loan growth going forward to borrowers with acceptable credit and financial strength.

•

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank. During 2012, average time deposits declined $122.6 million.

Average Balance Sheets and Net Interest Income / Margin Analysis.    The following table summarizes our average balance sheets and changes in net interest income / margin for the periods indicated (dollars in thousands). Our yields earned on interest-earning assets and rates paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the years ended December 31,
	2012			2011			2010
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$92,988	$209	0.22%	$143,338	$347	0.24%	$215,482	$498	0.23%
FHLB stock	2,503	47	1.88	5,384	48	0.89	6,908	23	0.33

Investment securities available for sale, taxable (1)	212,119	3,272	1.54	159,759	3,581	2.24	91,338	2,251	2.46
Investment securities available for sale, nontaxable (1)	57,118	1,787	3.13	105,692	3,340	3.16	44,041	1,474	3.35

Total investment securities available for sale	269,237	5,059	1.88	265,451	6,921	2.61	135,379	3,725	2.75

Loans (2)	758,207	40,075	5.29	826,091	44,502	5.39	967,882	51,321	5.30

Total interest-earning assets	1,122,935	45,390	4.04	1,240,264	51,818	4.18	1,325,651	55,567	4.19

Noninterest-earning assets
Cash and cash equivalents	10,663			9,754			11,438
Allowance for loan losses	(20,483)			(26,098)			(25,818)
Premises and equipment, net	25,187			27,464			29,217
Goodwill	—			—			2,749
Accrued interest receivable	4,265			4,830			4,223
Foreclosed real estate	18,631			17,236			25,952
Other assets	13,776			12,698			26,180

Total noninterest-earning assets	52,039			45,884			73,941

Total assets	$1,174,974			$1,286,148			$1,399,592

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$300,189	$39	0.01%	$295,004	$109	0.04%	$292,696	$248	0.08%
Money market deposit accounts	134,093	47	0.04	137,416	198	0.14	137,955	622	0.45
Savings deposit accounts	65,710	9	0.01	56,592	32	0.06	46,112	124	0.27
Time deposit accounts	367,402	5,041	1.37	490,009	8,995	1.84	552,854	12,566	2.27

Total interest-bearing deposits	867,394	5,136	0.59	979,021	9,334	0.95	1,029,617	13,560	1.32

Retail repurchase agreements	20,485	2	0.01	24,403	20	0.08	22,809	57	0.25
Commercial paper (Master notes)	—	—	—	—	—	—	8,435	21	0.25
Other short-term borrowings	30	—	—	11	—	—	1	—	—
FHLB borrowings	1	—	—	2,027	72	3.55	95,231	1,708	1.79
Convertible debt	—	—	—	—	—	—	199	20	10.05

Total interest-bearing liabilities	887,910	5,138	0.58	1,005,462	9,426	0.94	1,156,292	15,366	1.33

Noninterest-bearing liabilities
Noninterest-bearing deposits	176,366			156,773			143,974
Accrued interest payable	568			1,070			1,588
Other liabilities	10,112			9,696			10,275

Total noninterest-bearing liabilities	187,046			167,539			155,837

Total liabilities	1,074,956			1,173,001			1,312,129

Shareholders’ equity	100,018			113,147			87,463

Total liabilities and shareholders’ equity	$1,174,974			$1,286,148			$1,399,592

NET INTEREST INCOME / NET INTEREST MARGIN		$40,252	3.58%		$42,392	3.42%		$40,201	3.03%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Federal Reserve Rate Influences.    The Federal Reserve influences the general market rates of interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The Federal Reserve has not changed the targeted federal funds interest rate since 2008. However, since 2009, the Federal Reserve has been active in purchasing U.S. Government bonds in an attempt to manage the level of market interest rates and, in 2011 and 2012, implemented programs designed to reduce long-term interest rates resulting in a flattening of the yield curve. During 2012, the Federal Reserve continued to take an accommodative tone in its announcements giving further evidence that the target federal funds rate will likely remain at its current level for the next several years. The Federal Reserve also announced that it would continue to take actions to manage the overall level of market interest rates through a continuation of its U.S. Government bond purchasing program.

Rate / Volume Analysis.    The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change. The comparison between the periods includes an additional change factor that captures the impact of the difference in the number of days when comparing 2012 with 2011, which has also been allocated between the rate change and volume change.

	For the year ended December 31, 2012 compared with the year ended December 31, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(115)	$(23)	$(138)
FHLB stock	1	(2)	(1)
Investment securities available for sale	101	(1,963)	(1,862)
Total loans	(3,601)	(826)	(4,427)

Total interest income	(3,614)	(2,814)	(6,428)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	2	(72)	(70)
Money market deposit accounts	(5)	(146)	(151)
Savings deposit accounts	6	(29)	(23)
Time deposit accounts	(1,968)	(1,986)	(3,954)

Total interest paid on deposits	(1,965)	(2,233)	(4,198)

Retail repurchase agreements	(3)	(15)	(18)
FHLB borrowings	(72)	—	(72)

Total interest expense	(2,040)	(2,248)	(4,288)

Net interest income	$(1,574)	$(566)	$(2,140)

	For the year ended December 31, 2011 compared with the year ended December 31, 2010
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(176)	$25	$(151)
FHLB stock	(4)	29	25
Investment securities available for sale	3,380	(184)	3,196
Total loans	(7,653)	834	(6,819)

Total interest income	(4,453)	704	(3,749)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	2	(141)	(139)
Money market deposit accounts	(2)	(422)	(424)
Savings deposit accounts	37	(129)	(92)
Time deposit accounts	(1,326)	(2,245)	(3,571)

Total interest paid on deposits	(1,289)	(2,937)	(4,226)

Retail repurchase agreements	4	(41)	(37)
Commercial paper	(11)	(10)	(21)
FHLB borrowings	(2,492)	856	(1,636)
Other	(20)	—	(20)

Total interest expense	(3,808)	(2,132)	(5,940)

Net interest income	$(645)	$2,836	$2,191

Provision for Loan Losses

Provision for loan losses decreased from $20.5 million during the year ended December 31, 2011 to $13.1 million for the year ended December 31, 2012. The reduction in the provision for loan losses reflects lower net charge-offs of $1.0 million and significant improvement in our credit quality measures over the last year. Since December 31, 2011, our nonaccrual loans declined 70.1%, and classified loans declined 50.9%. The allowance for loan losses as a percentage of gross loans declined from 3.31% at December 31, 2011 to 2.41% at December 31, 2012. The reduction in the provision for loan losses also reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been recently originated under our improved underwriting standards and generally improving economic conditions. The reduction in problem assets, particularly from the problem asset sale in 2012, is expected to result in a lower and more stable provision for loan losses going forward. For disclosure regarding our accounting policies related to, factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses, See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

Noninterest Income

General.    The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Service charges on deposit accounts, net	$6,691	$7,547	$7,543
Fees for trust, investment management and brokerage services	3,092	3,083	2,597
Mortgage-banking	3,139	1,757	1,794
Automatic teller machine	924	938	972
Merchant services	25	15	937
Bankcard services	247	238	1,793
Investment securities gains, net	10,494	157	10
Gain on sale of branches	568	—	—
Other	1,850	1,691	1,221

Total noninterest income	$27,030	$15,426	$16,867

Service Charges on Deposit Accounts, Net.    Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.4% of average transaction deposit balances for the year ended December 31, 2012 compared to 1.7% for the year ended December 31, 2011. The decrease in service charges on deposit accounts of $856 thousand is due to a reduction in the number of nonsufficient funds items presented for payment and changes to our nonsufficient funds fee structure designed to address guidance from the banking regulatory agencies. In 2011, we evaluated all of our retail and commercial deposit accounts and began re-implementing service charges for a number of clients beginning in 2012. These service charges offset a portion of the reduced nonsufficient funds and overdraft fees.

In response to the Dodd-Frank Act, in November 2010, the FDIC issued final guidance related to automated overdraft programs. In response to this guidance and the overall expected decline in earnings from this and other regulatory changes under the Dodd-Frank Act, we evaluated our deposit account overdraft program and made several changes in 2011. Changes included a cap of $192 in overdraft fees per account per day (which corresponds to six overdraft transactions), implementation of a $1 de minimus amount for clients to avoid overdraft fees, a reduction in the courtesy overdraft amount on our MyPal account from $100 to $50 and a reduction of the number of free foreign ATM transactions on our MyPal account from five per month to three per month.

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

Fees for Trust, Investment Management and Brokerage Services.    The increase in trust, investment management and brokerage services during 2012 compared with 2011 was the result of an increase in brokerage service fees of $17 thousand partially offset by an $8 thousand decrease in trust and insurance fees.

During 2012, trust fees were positively impacted by general increases to our fee structure implemented effective April 2011 for new clients and effective August 2011 for existing clients as well as an increase in average assets under management over the periods presented. The average market value of assets under management increased from $255.0 million during 2011 to $265.8 million during 2012. The market value of assets under management is impacted by market value changes in client balances, account distributions at the request of clients and new business generated during the year.

Brokerage income increased during the year ended December 31, 2012 when compared with 2011 primarily as a result of change in the mix and type of accounts under management during the year. The average market value of brokerage assets under management increased from $178.6 million during 2011 to $186.0 million during 2012. Assets under management increased as a result of overall market appreciation over the past year and new assets to the Bank.

Mortgage-Banking.    Generally, most of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012	2011	2010
Mortgage-servicing fees	$1,065	$1,046	$1,069
Gain on sale of mortgage loans held for sale	2,585	871	1,256
Mortgage-servicing rights portfolio amortization and impairment	(866)	(775)	(798)
Derivative loan commitment income (expense)	(28)	302	22
Forward sales commitment income (expense)	(63)	12	(12)
Other	446	301	257

Total mortgage-banking income	$3,139	$1,757	$1,794

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.27%	0.25%	0.25%

Mortgage-banking income increased $1.4 million (78.7%) from the year ended December 31, 2011 to the year ended December 31, 2012. Gains on sales of mortgage loans increased $1.7 million (196.8%) while the expense associated with amortization and impairment of mortgage-servicing rights increased $91 thousand (11.7%) over the same periods. The increased gain on sale of mortgage loans was the result of higher volumes of loans originated and sold and overall improved pricing on loan sales during 2012. Mortgage loans held for sale originated during 2012 and 2011 totaled $97.4 million and $49.6 million, respectively, while proceeds from sales over the same periods were $97.5 million and $51.6 million, respectively. During 2012, 69% of our production was due to refinances compared to 71% in 2011. Mortgage loan origination and sale activity was significantly influenced by the overall reduction in mortgage rates during 2012. While the percentage of our mortgage production attributable to refinance activity has declined, we may experience lower mortgage loan production when and if mortgage rates begin to rise.

The increase in mortgage-banking income was partially offset by of the impact of fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the valuation date. For the years ended December 31, 2012 and 2011, these origination and sales commitments decreased mortgage-banking income by $91 thousand and increased mortgage-banking income by $324 thousand, respectively.

Automatic Teller Machine.    Automatic teller machine income decreased $14 thousand (1.5%) from the year ended December 31, 2011 to the year ended December 31, 2012. As part of our Strategic Project Plan, we evaluated the number, locations and functionality of our ATM fleet. In 2011, we reduced our ATM fleet from 37 units to 32 units, with the five ATMs that were terminated being remote ATMs for which transaction volumes and related fees did not adequately cover lease and maintenance expenses. All of the five ATMs that were terminated were redeployed as replacements of older model ATMs located at branches. During 2012, we removed four ATMs, two from nonbranch locations for which transaction volumes and related fees did not provide an appropriate return on investment and two from the consolidated South Main and North Harper branches. One of these ATMs was redeployed to a branch that did not previously offer an ATM and another was redeployed to a branch location as an upgrade to an existing ATM. The decision to reduce our ATM fleet was driven in part by the significant cost of upgrading the ATMs to meet the requirements of the Americans with Disabilities Act by the required deadline in March 2012. We further reduced our ATM fleet by two as a result of the branch sales on July 1, 2012. As part of our focus on the client experience, we also upgraded three ATMs to accept deposits.

Merchant Services.    Merchant services income increased $10 thousand (66.7%) from the year ended December 31, 2011 to the year ended December 31, 2012. On March 31, 2010, we sold this product line and entered into a referral and services agreement with Global Direct Payments, Inc. (“Global Direct”). Under the agreement, Global Direct provides services including merchant sales through a dedicated sales person, marketing and advertising within our geographic footprint, credit review and approval and activating new merchant accounts, equipment sales and customer service, transaction authorization service, risk mitigation services and compliance with applicable laws and card association and payment network rules. Under the terms of the agreement, we now receive referral income when we refer clients that are accepted by Global Direct and a percentage of the ongoing revenues related to merchant services accounts sold to Global Direct.

Bankcard Services.    Bankcard services income increased $9 thousand (3.8%) from the year ended December 31, 2011 to the year ended December 31, 2012. In connection with our ongoing strategic review of our business, we sold our credit card portfolio and entered into a joint marketing agreement in December 2010 with Elan Financial Services, Inc. (“Elan”). In connection with the joint marketing agreement, we receive a referral fee from Elan for each new credit card account we refer in addition to a share of the interest and interchange income on such accounts.

Investment Securities Gains, Net.    Investment securities gains, net increased $10.3 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. During 2012, we realized gains of $10.5 million on the sale of $170.5 million in book value of investment securities. The sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets at discounted prices to various counterparties and the resulting impact on regulatory capital. The proceeds from these sales were reinvested in investment securities. For additional disclosure regarding these investment securities sales, see Financial Condition, Investment Activities.

Gain on Sale of Branches.    On July 1, 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches and recognized a gain, net of transaction costs, of $568 thousand. The agreement to sell these branches was originally entered into in January 2012. The branch sale was the final part of our plan to reduce our branch network through sale or consolidation into existing branches, which was announced in December 2011. As part of the settlement of the sale, we made a cash payment to the purchaser of $31.6 million, primarily representing the excess of deposits and other liabilities assumed by the purchaser over the carrying value of loans and other assets sold, and the deposit premium received. For additional disclosure related to the sale of these branches, see Item 8. Financial Statements and Supplementary Data, Note 23, Reduction in Branch Network.

Other.    Other noninterest income increased $159 thousand (9.4%) from the year ended December 31, 2011 to the year ended December 31, 2012 primarily as a result of an increase in net debit card income resulting from an increase in debit card activity and gains on sales of SBA loans. During 2012, we hired dedicated lenders with significant experience in the origination and sale SBA loans to provide additional sources of revenue. These increases were partially offset by the absence of income associated with an interim credit card servicing agreement with Elan that expired in September 2011.

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction plus an additional five basis point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets less than $10 billion, the new restrictions could negatively impact bankcard income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

Noninterest Expense

General.    The earnings component of our Strategic Project Plan includes keen focus on expense management. As part of our earnings plan to improve our overall financial performance, we identified specific noninterest expense reductions and are continuing to review other opportunities for additional reductions. Examples of reductions realized include:

•	Freezing most teammate salaries effective May 2009 to February 2011 with the salary freeze re-implemented effective February 2012 through February 2013,

•	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,

•	Reducing our Saturday banking hours in 2009 by reducing closing time from 2:00 p.m. to noon as well as changing six branches from having office hours on Saturdays to drive-thru only beginning in 2011,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,

•	Reducing and eliminating officer perquisites in 2010 through 2012,

•	Outsourcing certain operational functions, and

•	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing.

With the assistance from a third party consulting firm, we reviewed our retail banking network and lending processes in 2010 and 2011 and implemented process improvements and other recommendations that we believe are resulting in reduced expenses. Savings have also been realized from more fully leveraging existing technology, implementing more advanced technology and other process improvements. During 2011, these expense reductions were more than offset by the higher level of credit-related costs incurred due to legal, consulting and carrying costs related to our higher level of nonperforming assets. The level of credit-related costs, however, declined significantly during 2012 and is expected to be more stable and predictable in future periods.

Additionally, in 2011, we launched a Company-wide project to determine the strategic and tactical actions necessary to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise. This project was focused on strategic and tactical actions such as business reviews, headcount rationalization and process improvement and automation. In conjunction with this project, we announced plans to reduce our branch network by four branches through sale or consolidation into existing branches. In addition to the branch reductions, we also took additional steps in 2012 to accelerate our return to profitability such as:

•	Outsourcing our check processing function to a third party provider resulting in a higher level of expertise, reduced risk, enhanced statement rendering capability and improved efficiency,

•	Increasing internal audit co-sourcing which allowed us to take advantage of increased expertise and reduced costs,

•	Reinstituting a Company-wide salary freeze effective February 2012,

•

Suspending the Company’s ongoing regular match under The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”), which has been replaced with a discretionary match that may be paid upon our reaching an appropriate level of profitability,

•	Replacing Company-provided perquisites for certain members of management with a lower annual allowance, and

•	Reducing Telephone Banking department hours on weekdays to better align staffing levels with peak call times.

As a result of these actions and attrition during 2011 and 2012 for which the positions were not replaced, FTEs decreased from a peak of 420 at December 31, 2008 to 323 at December 31, 2012. The actions resulting from this project contributed to the $7.0 million reduction in noncredit-related expenses during 2012. Credit-related expenses include loan workout expenses, foreclosed real estate writedowns and expenses and loss on other loans held for sale. The positive impact of these actions was partially offset by charges of $341 thousand in 2012 and $343 thousand in 2011 as a result of severance and retention, asset impairment and other costs related to these actions.

Additionally, during 2012 we accepted bids to sell selected problem assets to various counterparties. The decision to sell these problem assets at discounted prices was part of our previously disclosed strategic efforts to aggressively reduce problem assets and, therefore, accelerate our return to profitability through avoidance of potential future writedowns resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. The sales of these problem assets are also expected to result in greater stability and predictability in future earnings through a reduction in exposure to changes in real estate values and related operating costs.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Salaries and other personnel	$21,088	$23,807	$23,617
Occupancy	4,455	4,503	4,778
Furniture and equipment	3,378	3,807	3,841
Professional services	1,715	1,960	2,507
FDIC deposit insurance assessment	1,861	3,012	4,487
Marketing	1,384	1,803	1,407
Goodwill impairment	—	—	3,691
Loan workout	1,273	1,654	116
Foreclosed real estate writedowns and expenses	9,285	7,470	11,656
Loss on other loans held for sale	3,660	8,119	7,562
Other	5,251	7,247	7,850

Total noninterest expense	$53,350	$63,382	$71,512

Salaries and Other Personnel.    Salaries and other personnel expense decreased $2.7 million (11.4%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011 as a result of decreased salaries due to a decline in FTEs from 351.5 at December 31, 2011 to 322.5 at December 31, 2012 and reductions in medical insurance premiums, 401(k) match expense and the use of contract labor. While total FTEs declined, certain positions that became open were replaced with higher paid teammates as part of our plan to recruit personnel with specific industry expertise and experience. In connection with the execution of our Strategic Project Plan, we have been evaluating the proper alignment of roles and responsibilities within the Company. The declines noted above were partially offset by an increase in equity based compensation expense; commissions expense, which reflects the increase in mortgage-banking and brokerage income, and Pension Plan expense.

Notwithstanding our actions to reduce salaries and other personnel expense, we are continually working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy and Furniture and Equipment.    Occupancy and furniture and equipment expenses decreased $477 thousand (5.7%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decline was the result of lower operating costs associated with the reduction in number of branches and ATMs over the periods noted. The lower operating costs were partially offset by one-time costs associated with the branch consolidations on March 30, 2012. Occupancy and furniture and equipment expense may increase in future periods as a result of planned technology initiatives that are designed to enhance the client experience and increase operational efficiencies.

Professional Services.    Professional services expense decreased $245 thousand (12.5%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Professional services expense for 2011 included costs associated with the follow-on stock offering and other matters related to the Private Placement, as well as a higher use of consultants. During 2012, although we used significantly fewer consulting services, we incurred additional professional expenses associated with our actions to reduce the branch network and outsource and co-source certain operational functions. The level of other professional services was essentially consistent between 2011 and 2012.

FDIC Deposit Insurance Assessment.    FDIC insurance premiums decreased $1.2 million (38.2%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decline is attributed to a decline in our assessment base, which is computed by reducing average total assets by average tangible equity, and an improved risk category resulting from our most recent regulatory examination.

Marketing.    Marketing expense decreased $419 thousand (23.2%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011. In 2011, we employed advertising campaigns designed to:

•	Increase brand awareness,

•	Promote certain lending programs as well as overall branding campaigns given the competitive disruption in our market, and

•	Execute targeted direct mail campaigns to increase debit card activity and home equity line usage.

Although advertising campaigns were utilized during 2012 to promote our Trust & Investments line of business, online and mobile banking initiatives and certain lending programs, our marketing focused less on our branding campaign than it did in 2011.

Loan Workout.    Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. While it had no net earnings impact, in the second quarter 2011 we began to report certain loan workout costs associated with problem loans in noninterest expense. Previously, the majority of these costs was reported as charge-offs and, accordingly, recognized, indirectly, in the Provision for loan losses financial statement line item. Given the sale of problem assets in 2012 and resulting overall reduction in problem assets, our loan workout expenses have declined and are expected to be lower and less volatile going forward.

Foreclosed Real Estate Writedowns and Expenses.    Foreclosed real estate writedowns and expenses totaled $9.3 million during the year ended December 31, 2012 compared to $7.5 million during the year ended December 31, 2011. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. The level of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity. During 2012, we recorded a $3.6 million writedown on undeveloped residential lots in one particular community located in Upstate, South Carolina. In coordination with the owner of this community, we have developed a marketing plan, which is now being executed, to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of this asset to occur over several years.

With the exception of these residential lots, we have sold most of the more significant assets including the assets that involved higher operating costs (e.g. assisted living facilities and golf courses). Given the sale of problem assets in 2012, we expect our foreclosed real estate writedowns and expenses to be reduced in the future.

Loss on Other Loans Held for Sale.    Loss on other loans held for sale decreased $4.5 million (54.9%) during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Loss on other loans held for sale represents writedowns and losses on sales of loans classified as other loans held for sale. The decline in loss on other loans held for sale is a result of a reduction in the number of loans included in this portfolio and a general stabilization in commercial real estate values.

Other.    Other noninterest expense decreased $2.0 million (27.5%) for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Included in this financial statement line item and contributing to this decrease were the following:

•

During 2011, as part of our overall balance sheet management efforts to utilize our excess cash and reduce our overall borrowing cost, we prepaid $35.0 million of FHLB advances resulting in a prepayment penalty of $412 thousand.

•	A reduction in provision for unfunded commitments of $290 thousand.

•	A reduction in telecommunication expenses totaling $190 thousand as a result of more efficient utilization of our existing communications infrastructure.

•

A reduction in bankcard related expenses totaling $366 thousand resulting, in part, from the expiration of the Interim Servicing Agreement with Elan in September 2011 associated with the sale of our credit card portfolio in 2010. Other income (interim servicing income) was also reduced as a result of the sale.

•

In conjunction with our plans to reduce the Bank’s branch network and one branch building being reclassified as long-lived assets held for sale, a writedown was recorded totaling $166 thousand during 2011 in order to record this property at the lower of cost or fair value less estimated costs to sell. Additionally, during 2011 writedowns totaling $166 thousand were recorded related to a vacant parcel of land which the Company began marketing in June 2011. During 2012, we recorded asset writedowns of $123 thousand associated with our plans to reduce the Bank’s branch network, the contract for sale of a vacant branch facility and certain capitalized software costs.

•

A reduction in operating expenses (such as insurance, postage, printing, office supplies, convention expenses, directors fees, document storage, automobile mileage reimbursements, courier and bank membership expenses) totaling $464 thousand.

Partially offsetting these decreases was an increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2012, the deferred income tax expense of $2.7 million consisted of an increase in the valuaton allowance required against the net deferred tax asset that resulted from changes in accumulated other comprehensive income. During 2012, $3.2 million of deferred income tax provision pertaining to changes in net unrealized gains on investment securities available for sale was charged against other comprehensive income (loss). This amount was partially offset by $452 thousand of deferred tax benefit related to the Pension Plan that was credited to other comprehensive income (loss).

Our income tax provision (benefit) differed from the income tax expense (benefit) computed based on our statutory federal income tax rate as a result of the impact of tax exempt income (such as interest income on state and municipal investment securities), certain expenses reflected in the Consolidated Statements of Income (Loss) that are not deductible for income tax purposes (such as the portion of interest expense attributable to earning tax exempt income) and the effect of changes in the valuation allowance on the net deferred tax asset. Changes in the valuation allowance on the net deferred tax asset for the years ended December 31, 2012 and 2011 reflect increases and decreases in the net deferred tax asset associated with items of Other comprehensive income during those periods. The increase in the valuation allowance on the net deferred tax asset for the year ended December 31, 2010 reflected the initial establishment of a full valuation allowance due to uncertainty around the realization of the net deferred tax asset. We continued to maintain a full valuation allowance against or net deferred tax asset at December 31, 2011 and 2012. For additional disclosure regarding the valuation allowance on the net deferred tax asset and the provision (benefit) for income taxes, see Critical Accounting Policies and Estimates, Realization of Net Deferred Tax Asset and Item 8. Financial Statements and Supplementary Data, Note 13, Income Taxes.

Recently Issued / Adopted Authoritative Pronouncements

For disclosure regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations and cash flows, See Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K and related data have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices and other relevant market rates and prices such as equity prices. Due to the nature of our operations, we are primarily exposed to interest rate risk and liquidity risk. To a lesser degree we are also exposed to equity risk as variability in equity values impacts the amount of our trust and, to a lesser extent, brokerage income and the funded status of our Pension Plan, which was frozen in 2007.

Interest rate risk within our Consolidated Balance Sheets consists of repricing, option and basis risks. Repricing risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate caps and floors. These options allow our clients opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability. Basis risk is also present in administered rate liabilities such as savings accounts, negotiable order of withdrawal accounts and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our ALCO and the Board of Directors monitor our interest rate sensitivity and liquidity on an ongoing basis. The Board of Directors and the ALCO oversee market risk management and establish risk measures, limits and policy guidelines for managing the amount of interest rate risk and its impact on net interest income and capital. The ALCO uses a variety of measures to gain a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

We utilize a simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the coming 12-month period. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected Consolidated Balance Sheets. Other interest rate related risks, such as prepayment, basis and option risk, are also considered in the model.

The ALCO continuously monitors and manages the volume of interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding and pricing strategies.

The following table summarizes, as of December 31, 2012, the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100 and 200 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest rate environment, we have not prepared parallel interest rate scenarios for downward movements in interest rates of 300 and 400 basis points. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods, which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	13.68%
Up 300 basis points	9.82
Up 200 basis points	6.06
Up 100 basis points	2.55
Base
Down 100 basis points	(4.36)
Down 200 basis points	(5.92)
Down 300 basis points	n/a
Down 400 basis points	n/a

(1)	The rising 100, 200, 300 and 400 basis point and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the internal control structure over financial reporting as of December 31, 2012 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Samuel L. Erwin	/s/ Roy D. Jones
Samuel L. Erwin	Roy D. Jones
Chief Executive Officer	Chief Financial Officer
Palmetto Bancshares, Inc.	Palmetto Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of Palmetto Bancshares, Inc. and Subsidiary’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited Palmetto Bancshares Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 1, 2013

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents
Cash and due from banks	$101,385	$102,952

Total cash and cash equivalents	101,385	102,952

FHLB stock, at cost	1,811	3,502
Investment securities available for sale, at fair value	264,502	260,992
Mortgage loans held for sale	6,114	3,648
Other loans held for sale	776	14,178

Loans, gross	738,282	773,558
Less: allowance for loan losses	(17,825)	(25,596)

Loans, net	720,457	747,962

Premises and equipment, net	24,796	25,804
Accrued interest receivable	3,910	5,196
Foreclosed real estate	10,911	27,663
Other assets	10,794	11,255

Total assets	$1,145,456	$1,203,152

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$179,695	$155,406
Interest-bearing	843,547	908,775

Total deposits	1,023,242	1,064,181

Retail repurchase agreements	15,357	23,858
Accrued interest payable	450	554
Other liabilities	8,027	11,077

Total liabilities	1,047,076	1,099,670

Shareholders’ equity
Preferred stock-par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	—	—
Common stock-par value $0.01 per share; authorized 75,000,000 shares; 12,754,045 and 12,726,388 issued and outstanding at December 31, 2012 and 2011, respectively	127	127
Capital surplus	143,342	142,233
Accumulated deficit	(38,372)	(36,508)
Accumulated other comprehensive loss, net of tax	(6,717)	(2,370)

Total shareholders’ equity	98,380	103,482

Total liabilities and shareholders’ equity	$1,145,456	$1,203,152

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Interest income
Interest earned on cash and cash equivalents	$209	$347	$498
Dividends received on FHLB stock	47	48	23
Interest earned on investment securities available for sale
U.S. Treasury and federal agencies (taxable)	—	6	57
State and municipal (nontaxable)	1,787	3,340	1,474
Collateralized mortgage obligations (taxable)	1,627	2,729	1,518
Other mortgage-backed (taxable)	1,167	846	676
SBA loan-backed (taxable)	478	—	—
Interest and fees earned on loans	40,075	44,502	51,321

Total interest income	45,390	51,818	55,567
Interest expense
Interest paid on deposits	5,136	9,334	13,560
Interest paid on retail repurchase agreements	2	20	57
Interest paid on commercial paper	—	—	21
Interest paid on FHLB borrowings	—	72	1,708
Other	—	—	20

Total interest expense	5,138	9,426	15,366

Net interest income	40,252	42,392	40,201
Provision for loan losses	13,075	20,500	47,100

Net interest income (expense) after provision for loan losses	27,177	21,892	(6,899)

Noninterest income
Service charges on deposit accounts, net	6,691	7,547	7,543
Fees for trust, investment management and brokerage services	3,092	3,083	2,597
Mortgage-banking	3,139	1,757	1,794
Automatic teller machine	924	938	972
Merchant services	25	15	937
Bankcard services	247	238	1,793
Investment securities gains, net	10,494	157	10
Gain on sale of branches	568	—	—
Other	1,850	1,691	1,221

Total noninterest income	27,030	15,426	16,867
Noninterest expense
Salaries and other personnel	21,088	23,807	23,617
Occupancy	4,455	4,503	4,778
Furniture and equipment	3,378	3,807	3,841
Professional services	1,715	1,960	2,507
FDIC deposit insurance assessment	1,861	3,012	4,487
Marketing	1,384	1,803	1,407
Goodwill impairment	—	—	3,691
Loan workout	1,273	1,654	116
Foreclosed real estate writedowns and expenses	9,285	7,470	11,656
Loss on other loans held for sale	3,660	8,119	7,562
Other	5,251	7,247	7,850

Total noninterest expense	53,350	63,382	71,512

Net income (loss) before provision (benefit) for income taxes	857	(26,064)	(61,544)
Provision (benefit) for income taxes	2,721	(2,664)	(1,342)

Net loss	$(1,864)	$(23,400)	$(60,202)

Common and per share data
Net loss—basic	$(0.15)	$(1.86)	$(15.13)
Net loss—diluted	(0.15)	(1.86)	(15.13)
Cash dividends	—	—	—
Book value	7.71	8.13	9.61

Weighted average common shares outstanding—basic	12,639,379	12,555,247	3,978,250
Weighted average common shares outstanding—diluted	12,639,379	12,555,247	3,978,250

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net loss	$(1,864)	$(23,400)	$(60,202)

Other comprehensive income (loss), before tax

Investment securities available for sale

Change in net unrealized gains	2,134	8,882	1,554
Reclassification adjustment included in net loss	(10,494)	(157)	(10)

Change in net unrealized gains on investment securities available for sale	(8,360)	8,725	1,544

Defined benefit pension plan
Change in funded status	1,292	(1,852)	(887)

Change in funded status of defined benefit pension plan	1,292	(1,852)	(887)

Other comprehensive income (loss), before tax	(7,068)	6,873	657
Benefit (provision) for income taxes related to items of other comprehensive income (loss)	(2,721)	2,664	276

Other comprehensive income (loss), net of tax	(4,347)	4,209	381

Comprehensive loss	$(6,211)	$(19,191)	$(59,821)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss, net	Total
Balance at December 31, 2009	6,495,130	$32,282	$2,599	$47,094	$(6,960)	$75,015

Net loss				(60,202)		(60,202)
Other comprehensive income, net of tax					381	381
Par value adjustment, as of August 6, 2010		(32,410)	32,410			—
Compensation expense related to stock options granted under equity award plans			30			30
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	15,700	193	104			297
Common stock issued pursuant to Private Placement, net of issuance costs	39,975,980	400	95,580			95,980
Common stock issued upon conversion of convertible debt	146,145	1	379			380
Common stock issued pursuant to Follow-On Offering	776,123	8	2,010			2,018

Balance at December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(23,400)		(23,400)
Other comprehensive income, net of tax					4,209	4,209
Compensation expense related to stock options granted under equity award plans			312			312
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	427,114	1	510			511
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
One-for-four reverse stock split, as of June 28, 2011	(38,179,834)	(379)	379			—

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(1,864)		(1,864)
Other comprehensive loss, net of tax					(4,347)	(4,347)
Compensation expense related to stock options granted under equity award plans			499			499
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	27,637		610			610
Other changes	20

Balance at December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(1,864)	$(23,400)	$(60,202)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,529	2,452	2,581
Goodwill impairment	—	—	3,691
Amortization of unearned discounts / premiums on investment securities available for sale, net	6,031	4,959	1,829
Deferred income tax expense (benefit)	2,721	(2,663)	5,524
(Increase) decrease in income tax refunds receivable	(510)	7,436	13,433
Provision for loan losses	13,075	20,500	47,100
Gain on sale of branches	(568)	—	—
Gain on sale of credit card portfolio	—	—	(1,177)
Gain on sales of mortgage loans held for sale, net	(2,585)	(871)	(1,256)
Gain on sales of SBA loans	(162)	—	—
Loss on other loans held for sale	3,660	8,119	7,562
Writedowns, gains and losses on sales of foreclosed real estate, net	8,617	6,086	10,650
Loss on prepayment of FHLB advances	—	412	33
Investment securities gains, net	(10,494)	(157)	(10)
Originations of mortgage loans held for sale	(97,400)	(49,581)	(73,256)
Proceeds from sale of mortgage loans held for sale	97,519	51,597	73,603
Compensation expense on equity based awards	1,109	823	327
(Increase) decrease in interest receivable and other assets, net	1,572	(1,053)	(557)
Increase (decrease) in interest payable and other liabilities, net	(1,906)	(2,488)	1,151

Net cash provided by operating activities	21,344	22,171	31,026

Investing Activities
Proceeds from sales of investment securities available for sale	181,014	4,267	40,193
Proceeds from maturities of investment securities available for sale	4,547	40,785	47,321
Purchases of investment securities available for sale	(260,916)	(133,354)	(203,893)
Repayments on investment securities available for sale	67,948	50,009	17,315
Proceeds from redemption of FHLB stock, net	1,691	3,283	225
Proceeds from sales of other loans held for sale	15,752	7,952	9,216
Repayments on other loans held for sale	70	13,294	—
(Increase) decrease in gross loans, net	(4,385)	(6,519)	87,085
Proceeds on sale of credit card portfolio	—	—	13,375
Proceeds on sale of foreclosed real estate	13,524	13,397	17,616
Purchases of premises and equipment, net	(1,521)	(1,846)	(1,442)
Payment for sale of branches, net	(32,272)	—	—

Net cash provided by (used for) investing activities	(14,548)	(8,732)	27,011

Financing Activities
Increase in transaction, money market and savings deposit accounts, net	36,980	38,809	17,439
Decrease in time deposit accounts, net	(36,842)	(147,990)	(58,991)
Increase (decrease) in retail repurchase agreements, net	(8,501)	3,138	5,175
Decrease in commercial paper, net	—	—	(19,061)
Repayment of FHLB borrowings	—	(35,412)	(66,033)
Proceeds from issuance of common stock, net	—	7,951	97,998
Proceeds from issuance of convertible debt	—	—	380

Net cash used for financing activities	(8,363)	(133,504)	(23,093)

Net change in cash and due from banks	(1,567)	(120,065)	34,944
Cash and due from banks at beginning of period	102,952	223,017	188,073

Cash and due from banks at end of period	$101,385	$102,952	$223,017

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$5,242	$10,059	$16,199
Income tax paid (refunds received), net	510	(7,436)	(20,302)

	For the years ended December 31,
	2012	2011	2010
Significant noncash activities
Change in net unrealized gains on investment securities available for sale, net of tax	(5,187)	5,414	958
Change in net unrealized loss on pension plan assets, net of tax	840	(1,205)	(577)
Loans transferred from gross loans to other loans held for sale	21,383	1,224	88,564
Loans transferred from gross loans to foreclosed real estate, at fair value	3,575	18,077	20,423
Loans transferred from other loans held for sale to gross loans, at fair value	6,143	14,752	5,629
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	1,814	9,086	—
Conversion of convertible debt to common stock	—	—	380

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank specializes in providing personalized community banking services to individuals and small to mid-size businesses including Retail Banking (including mortgage loans, credit cards and indirect automobile loans), Commercial Banking (including SBA loans, Business Banking, Corporate Banking, Treasury Management and Merchant Services) and Wealth Management services (including Trust, Investments, Financial Planning and Insurance) throughout our primary market area of Upstate, South Carolina.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc., the Bank and other subsidiaries of the Bank (also collectively referred to as “the Company,” “we,” “us” or “our”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company. The accounting and financial reporting policies of the Company conform, in all material respects, to GAAP and to general practices within the financial services industry.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included herein.

Business Segments

Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the Company’s chief operating decision makers in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items for each segment, segment assets and information about the way that the operating segments were determined, among other items.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. However, at this time, we do not yet have in place a reporting structure to separately report and evaluate our various lines of business. Accordingly, at December 31, 2012, the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the year ended December 31, 2012 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss, comprehensive loss or shareholders’ equity as previously reported.

Reverse Stock Split

On June 28, 2011, the Company completed a one-for-four reverse stock split of its common stock. In connection with the reverse stock split, every four shares of issued and outstanding common stock of the Company at June 28, 2011 were exchanged for one share of newly issued common stock of the Company. Fractional shares were rounded up to the next whole share. Other than the number of issued and outstanding shares of common stock disclosed in the Consolidated Statements of Changes in Shareholders’ Equity, all prior period share amounts reported herein have been retroactively restated to reflect the reverse stock split.

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

FHLB Stock

The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

As an FHLB member, we are required to purchase and maintain stock in the FHLB. No ready market exists for this stock, and it has no quoted market value. The stock is recorded at historical cost and redemptions are conducted at book value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Historically, redemption of this stock has been at par value. Dividends are paid on this stock also at the discretion of the FHLB.

Investment Securities Available for Sale

The Company’s investment securities are classified into three categories: held-to-maturity, trading and available for sale. Held-to-maturity investment securities include debt securities that the owner has the intent and ability to hold until maturity and are reported at amortized cost. Trading investment securities include debt and equity securities that are bought and held for the purpose of sale in the near-term and are reported at fair value with unrealized gains and losses included in earnings. Available for sale investment securities include debt and equity investment securities that the Company determines may be sold at a future date or that it does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair value with unrealized gains and losses excluded from income and reported as a separate component of shareholders’ equity, net of deferred income taxes. Any other-than-temporary impairment related to credit losses would be recognized through earnings while any other-than-temporary impairment related to other factors would be recognized in other comprehensive income (loss). Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

An other-than-temporary impairment analysis is conducted on a quarterly basis or more often if a potential loss-triggering event occurs. Investment securities are considered to be impaired on an other-than-temporary basis if it is probable that the issuer will be unable to make its contractual payments or if the Company no longer believes the security will recover within the estimated recovery period. Other-than-temporary impairment is recognized by evaluating separately other-than-temporary impairment losses due to credit issues and losses related to all other factors. Other-than-temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. For debt securities, the Company also considers the cause of the price decline such as the general level of interest rates and industry and issuer-specific factors, the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agency ratings at evaluation date from acquisition date and any likely imminent action, and for asset-backed securities, the credit performance of the underlying collateral including delinquency rates, cumulative losses to date and the remaining credit

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

enhancement compared to expected credit losses. Additionally, in determining if there is evidence of credit deterioration, the Company evaluates the severity of decline in market value below cost, the period of time for which the decline in fair value has existed and the financial condition and near-term prospects of the issuer including any specific events which may influence the operations of the issuer.

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

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent to sell are reported at the lower of cost or estimated fair value on an aggregate loan basis. Net unrealized losses, if necessary, are provided for through a valuation allowance charged to income. Gain or loss on sale of residential mortgage loans are recognized at the time of sale and are based on proceeds received, the value of any servicing rights recognized, the carrying amount of the loans at the time of sale and any interests the Company continues to hold based on relative fair value at the date of transfer.

Other Loans Held for Sale

Other loans held for sale are classified as held for sale based on the Company’s intent to sell such loans. These loans are carried at the lower of cost or fair value less estimated selling costs. A valuation allowance is recorded against these loans for the excess of the recorded investment in the loan over the fair value less estimated selling costs. Loans which we subsequently determine will not be sold are transferred to the loans held for investment portfolio at the lower of cost or fair value less estimated selling costs.

Gross Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Unearned income, deferred fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan.

Past due and delinquent status is based on contractual terms. Interest on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

The accrual of interest is discontinued when it is determined there is a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status by the loan system when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the client. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company. Loans may be manually placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability. When a loan is placed in nonaccrual status, accrued interest receivable is reversed. Thereafter, any cash payments received on a nonaccrual loan are applied as a principal reduction until the entire amortized cost of the loan has been recovered. Any additional amounts received are reflected in interest income. Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In situations where, for economic or legal reasons related to a client’s financial difficulties, a concession is granted to the client that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring. The restructuring of a loan may include the transfer from the client to the Company of real estate, receivables from third parties, other assets or an equity interest in the client in full or partial satisfaction of the loan, a modification of the loan terms or a combination of the above. The accrual of interest continues on a troubled debt restructuring as long as the loan is performing in accordance with the restructured terms. If the restructured loan is not performing in accordance with the restructured terms, the loan will be placed on nonaccrual status and will retain its status as a troubled debt restructuring. Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement.

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

The level of the allowance for loan losses reflects our continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. While we utilize our best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications and collateral valuation.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

We record allowances for loan losses on specific loans when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the client’s industry. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs beginning in 2009, since then we have also utilized a three-year look-back period for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

We increase or decrease these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the allowance for loan losses included pervasive factors that generally impact clients across the loan portfolio (such as unemployment and consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition, legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and the degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve portion of the allowance for loan losses determined using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and / or bank examiners are charged-off. We review each impaired loan on a loan-by-loan basis to determine whether the impairment should be recorded as a charge-off or a reserve based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral dependent loans, the impairment is recorded as a charge-off unless the fair value of the collateral was based on an internal valuation pending receipt of a third party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on pre-defined past due time periods.

Loans that are determined to be troubled debt restructurings are considered impaired loans and are evaluated individually for potential impairment. Loans determined to be troubled debt restructuring that are performing in accordance with their restructured terms are evaluated for impairment based on discounted cash flows using the loan’s original contractual interest rate. Troubled debt restructuring loans that are no longer performing in accordance with their restructured terms, and for which ultimate collection is based on liquidation of the collateral, are evaluated for impairment based on the collateral value less estimated costs to sell. Each troubled debt restructuring is reviewed individually to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Reserve for Unfunded Commitments

The Company estimates probable losses related to unfunded lending commitments.

We use the same credit policies in making and monitoring lending commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded lending commitments is included in Other liabilities in the Consolidated Balance Sheets. Changes to the reserve for unfunded commitments are recorded through Other noninterest expense in the Consolidated Statements of Income (Loss).

Premises and Equipment, net

Land is reported at cost. Buildings and improvements, furniture and equipment and software are reported at cost less accumulated depreciation computed principally by the straight-line method based on the estimated useful lives of the related asset. Estimated lives range from 12 to 39 years for buildings and improvements and from five to 12 years for furniture and equipment. Estimated lives range from three to five years for computer software. Estimated lives of automobiles are typically five years. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated useful lives of the improvements.

Maintenance and repairs of such premises and equipment are expensed as incurred. Improvements that extend the useful lives of the respective assets are capitalized.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at fair value less estimated selling costs thereby establishing a new cost basis. Fair value of foreclosed real estate is subsequently reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated selling costs. Subsequent increases in the fair value of foreclosed real estate are recognized through a reduction of the specific valuation allowance to the extent of previous writedowns. Writedowns resulting from the periodic re-evaluation of, costs related to holding and gains and losses on the sale of foreclosed properties are charged against income. Costs relating to the development and improvement of foreclosed properties are capitalized.

Servicing Rights and Mortgage-Banking Income

The Company recognizes a servicing rights asset upon the sale of SBA and residential mortgage loans for which the Company retains the underlying servicing obligation. Servicing rights assets are initially measured at fair value and amortized to expense over the estimated life of the servicing obligation. As of December 31, 2012, our SBA servicing rights asset was not material.

The fair value of servicing rights is determined at the date of sale of the underlying loan using the present value of estimated future net servicing income using assumptions that market participants use in their valuation estimates. The Company presents its servicing rights assets gross at the lower of cost or fair value in the Consolidated Balance Sheets. Servicing rights are included in Other assets in the Consolidated Balance Sheets.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

For residential mortgage-servicing rights, we utilize the expertise of a third party consultant on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third party consultant, reviewed and approved by us and used to estimate the fair value of our mortgage-servicing rights portfolio. Amortization of the mortgage-servicing rights portfolio is based on the ratio of net mortgage-servicing income received in the current period to total net mortgage-servicing income projected to be realized from the mortgage-servicing rights portfolio. Projected net mortgage-servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Future prepayment rates are estimated based on current interest rate levels, other economic conditions, market forecasts and relevant characteristics of the mortgage-servicing rights portfolio such as loan types, interest rate stratification and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable.

Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment is measured on a disaggregated basis for each stratum of the servicing rights, which is segregated based on predominate risk characteristics including interest rate and loan type. Subsequent increases in value are recognized to the extent of the previously recorded impairment.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets for impairment when events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairment is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and is then tested for impairment at least annually or on an interim basis if an event occurs or circumstances arise that would more likely than not reduce the fair value of the reporting unit below its carrying value. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

the new accounting basis. Once an impairment loss is recognized, future increases in fair value do not result in the reversal of previously recognized losses. Based on an impairment assessment during 2010, the Company wrote-off the entire balance of its goodwill through a $3.7 million impairment charge.

Accumulated Other Comprehensive Income (Loss)

The Company discloses changes in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

Changes in the market value of investment securities available for sale are recorded through accumulated other comprehensive income (loss). Additionally, accumulated other comprehensive income (loss) adjustments are recorded on an annual basis related to the Pension Plan resulting from the actuarial gains and losses and the amortization of prior service costs and credits and any remaining transition amounts that had not yet been recognized through net periodic benefit cost.

Income Taxes

The Company files consolidated federal and state income tax returns. Federal income tax expense or benefit is allocated to the Company’s banking subsidiary on a separate return basis. The Company accounts for income taxes based on two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions, if any. Deferred income taxes are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax impacts of the differences between the book and tax bases of assets and liabilities and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to the Company’s judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties, if any, are recognized as a component of income tax expense.

The Company reviews the deferred tax assets for recoverability based on carryback ability, history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense. The deferred tax assets and valuation allowance are evaluated each quarter, and a portion of the valuation allowance may be reversed in future periods. The determination of how much of the valuation allowance that may be reversed and the timing is based on future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. For

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

diluted net income (loss) per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock shares using the treasury stock method. Potential common shares are not included in the denominator of the diluted net income (loss) per share computation when inclusion would be anti-dilutive. The Company does not have any preferred shares outstanding; therefore, there is no difference between net income (loss) and net income (loss) available to common shareholders for the periods presented.

Pension Plan

The Company accounts for the Pension Plan using an actuarial model. This model allocates pension costs over the service period of teammates in the Pension Plan. The underlying principle is that teammates render services ratably over this period; therefore, the income statement impacts of pension benefits should follow a similar pattern.

The funded status is the difference between the plan assets and the projected benefit obligation at the balance sheet date. The underfunded status of the Company’s pension plan is recognized on the Consolidated Balance Sheets in Other liabilities.

For additional disclosure regarding the Pension Plan, see Note 14, Benefit Plans.

Equity Based Compensation

The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense in the Consolidated Statements of Income (Loss) over the service period for grants that have time / service-based vesting provisions. The fair value of restricted stock is determined based on the fair value of the common stock at the time of the grant. The fair value of stock options is estimated using an option pricing model that takes into account fair value of the Company’s common stock, volatility measures, level of interest rates, term of the option and estimated pre-vesting forfeiture rates.

Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. Stock option and restricted stock awards are subject to pro-rata restrictions as to continuous employment for a specified time period following the date of grant. In addition, certain stock option and restricted stock awards are also subject to specified performance objectives. During these restriction periods, the holder of restricted stock awards is entitled to full voting rights and dividends.

Derivative Financial Instruments and Hedging Activities

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting. The Company did not apply hedge accounting to any of its derivative instruments for the years ended December 31, 2012, 2011 or 2010. As a result, all of the changes in fair value of derivatives are reported in current earnings.

The Company’s only derivative instruments are related to its mortgage-banking activities. The Company originates certain residential loans with the intention of selling these loans. Between the time the Company enters into an interest rate lock commitment to originate a residential loan and the time the closed loan is sold, the

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to-be-issued” loans. The commitments to originate residential loans and forward sales commitments are freestanding derivative instruments. Fair value adjustments on these derivative instruments are recorded within Mortgage-banking income in the Consolidated Statements of Income (Loss).

Fair Value Measurements

The Company provides disclosures about the fair value of assets and liabilities recognized in the Consolidated Balance Sheets in periods subsequent to initial recognition including whether the measurements are made on a recurring basis (for example, investment securities available for sale) or on a nonrecurring basis (for example, mortgage and other loans held for sale).

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates of market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•

Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange or NASDAQ, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments the Company classifies as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include other loans held for sale and foreclosed real estate for which binding sales contracts have been entered into as of the balance sheet date.

•

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments the Company classifies as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and other loans held for sale, impaired loans and foreclosed real estate valued by independent collateral appraisals based on recent sales of comparable properties.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters. Most of the Company’s financial instruments use Level 1 or Level 2 measurements to determine fair value adjustments recorded in our Consolidated Financial Statements. However, in certain cases, when observable market inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

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

Valuation of the Company’s Common Stock

On a periodic basis, the Company utilizes the market price of its common stock within various valuations and calculations relating to the Pension Plan assets, Trust department assets under management, teammate retirement accounts, granting of equity based compensation awards, the calculation of diluted net income (loss) per share and the valuation of such stock serving as loan collateral.

On August 18, 2011, shares of the Company’s common stock began trading on the NASDAQ Capital Market under the symbol PLMT. The Company uses the closing price of its common stock as reported on NASDAQ to obtain the value of its common stock as of each valuation date. Prior to August 18, 2011, the Company’s common stock was not listed on a national securities exchange or quoted on the OTC Bulletin Board. The Company’s common stock was, however, quoted on the Pink Sheets under the symbol PLMT.PK. Although the Company’s common stock was quoted on the Pink Sheets, there was only a limited public trading market of the Company’s common stock, and private trading also was limited. The Company also maintained the Private Trading System, a passive mechanism hosted on its website that was used by buyers and sellers to facilitate trades of the Company’s common stock. Accordingly, the Company normally determined the value of its common stock based on the last five trades of the common stock as reported on the Pink Sheets or facilitated by the Company through the Private Trading System. Concurrent with our NASDAQ listing, the Private Trading System was terminated.

Recently Adopted Authoritative Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”) to assist creditors with their determination of when a restructuring is a troubled debt restructuring. The guidance was effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03 Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”) to amend the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the same terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and was intended to enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards and to provide a more consistent method of presenting non-owner transactions that impact an entity’s equity. ASU 2011-05 requirements were effective for the Company beginning January 1, 2012 and for interim and annual periods thereafter. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which deferred the effective date of the requirement under ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of the requirements of ASU 2011-05 not deferred by ASU 2011-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Authoritative Pronouncements

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets whether the statements are prepared using U.S. GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are required to be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) to address implementation issues regarding the scope of ASU No. 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that the ASU only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of ASC 2011-11 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The Company does not expect these amendments to have a material impact on its financial position, results of operations and cash flows.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The Company does not expect these amendments to have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the Cash and due from banks line item in the Consolidated Balance Sheets at December 31, 2012 and 2011.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities. The Bank reports these liabilities to the Federal Reserve on a weekly basis. Weekly reporting institutions maintain reserves on these liabilities with a 30-day lag. For the maintenance period ended on January 9, 2013, based on reported liabilities from November 27, 2012 through December 10, 2012, the Federal Reserve required the Bank to maintain reserves of $12.5 million. After taking into consideration the Company’s levels of vault cash and clearing balance requirements, reserves of $2.3 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $704 thousand and $703 thousand at December 31, 2012 and 2011, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

3.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss) and fair values of investment securities available for sale at the dates indicated (in thousands). At December 31, 2012 and 2011, the Company did not have any investment securities classified as trading or held-to-maturity.

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$11,247	$283	$—	$11,530
Collateralized mortgage obligations (federal agencies)	122,444	1,219	(155)	123,508
Other mortgage-backed (federal agencies)	62,581	1,328	(92)	63,817
SBA loan-backed (federal agency)	65,828	182	(363)	65,647

Total investment securities available for sale	$262,100	$3,012	$(610)	$264,502

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$113,079	$7,886	$—	$120,965
Collateralized mortgage obligations (federal agencies)	117,129	2,210	(390)	118,949
Other mortgage-backed (federal agencies)	20,022	1,056	—	21,078

Total investment securities available for sale	$250,230	$11,152	$(390)	$260,992

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	7	$23,301	$109	9	$9,547	$46	16	$32,848	$155
Other mortgage-backed (federal agencies)	3	14,586	92	—	—	—	3	14,586	92
SBA loan-backed (federal agency)	6	25,115	363	—	—	—	6	25,115	363

Total investment securities available for sale	16	$63,002	$564	9	$9,547	$46	25	$72,549	$610

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Total investment securities available for sale	9	$23,024	$192	7	$16,773	$198	16	$39,797	$390

Other-Than-Temporary Impairment

Based on our other-than-temporary impairment analysis at December 31, 2012, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at December 31, 2012. An “Aaa” rating is based not only on the credit of the issuer but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage- backed (federal agencies)	SBA loan- backed (federal agency)
Aaa	—%	100%	100%	100%
Aa1-A1	73	—	—	—
Baa2	13	—	—	—
Not rated	14	—	—	—

Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at December 31, 2012.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage- backed (federal agencies)	SBA loan- backed (federal agency)
Aa+	—%	100%	100%	100%
Aa-Aa-	41	—	—	—
Not rated	59	—	—	—

Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at December 31, 2012.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Maturities

The following table summarizes the amortized cost and fair value of state and municipal securities available for sale at December 31, 2012 by contractual maturity (in thousands). For other investment securities, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are shown separately since they are not due at a single maturity date.

	Amortized cost	Fair value
Due in one year or less	$3,765	$3,802
Due after one year through five years	6,392	6,628
Due after five years through ten years	1,090	1,100
Due after ten years	—	—

State and municipal	11,247	11,530

Collateralized mortgage obligations (federal agencies)	122,444	123,508
Other mortgage-backed (federal agencies)	62,581	63,817
SBA loan-backed (federal agency)	65,828	65,647

Total investment securities available for sale	$262,100	$264,502

The weighted average duration of the investment securities available for sale portfolio was 3.2 years, based on expected prepayment activity, at December 31, 2012.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	December 31,
	2012	2011
Public funds deposits	$106,642	$119,123
Federal Reserve line of credit	1,583	5,510
FHLB advances	—	15,887

Total	$108,225	$140,520

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Realized gains	$10,499	$157	$1,149
Realized losses	(5)	—	(1,139)

Net realized gains	$10,494	$157	$10

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

4.	Loans

In the tables below, loan classes are based on FDIC code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to other loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting requirements. Inclusion of other loans held for sale with the related disclosures for gross loans provides a more accurate and relevant picture of the Company’s credit exposures.

Composition

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2012		December 31, 2011
	Total	% of total	Total	% of total
Commercial real estate	$459,212	62.1%	$492,754	62.6%
Single-family residential	168,180	22.8	185,504	23.5
Commercial and industrial	51,661	7.0	49,381	6.3
Consumer	50,574	6.8	52,771	6.7
Other	9,431	1.3	7,326	0.9

Total loans	$739,058	100.0%	$787,736	100.0%

Less: other loans held for sale	(776)		(14,178)

Loans, gross	$738,282		$773,558

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Net unearned income and deferred fees totaled $320 thousand at December 31, 2012 compared to $21 thousand at December 31, 2011.

At both December 31, 2012 and 2011, the aggregate balance of other loans held for sale was comprised of loans categorized in the commercial real estate portfolio segment.

Pledged

To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At December 31, 2012 and 2011, $201.2 million and $251.4 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $79.9 million and $66.7 million, respectively, were available as lendable collateral.

At December 31, 2012 and 2011, $2.5 million and $5.4 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at December 31, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$66,123	$776	$66,899	9.1%	58.1%
Multifamily residential	11,659	—	11,659	1.5	10.1
Nonfarm nonresidential	380,654	—	380,654	51.5	330.8

Total loans secured by commercial real estate	$458,436	$776	$459,212	62.1%	399.0%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table further categorizes loans secured by commercial real estate at December 31, 2012 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans
Secured by:
Land—unimproved (commercial or residential)	$22,581	$—	$22,581	3.1%	19.6%
Land development—commercial	7,536	—	7,536	1.0	6.5
Land development—residential	9,390	776	10,166	1.4	8.8
Commercial construction:
Retail	11,817	—	11,817	1.6	10.3
Office	218	—	218	—	0.2
Industrial and warehouse	805	—	805	0.1	0.7
Miscellaneous commercial	3,286	—	3,286	0.4	2.9

Total development commercial real estate loans	55,633	776	56,409	7.6	49.0

Existing and other commercial real estate loans
Secured by:
Hotel / motel	67,293	—	67,293	9.1	58.5
Retail	20,205	—	20,205	2.7	17.5
Office	20,133	—	20,133	2.7	17.5
Multifamily	11,659	—	11,659	1.6	10.1
Industrial and warehouse	8,026	—	8,026	1.1	7.0
Healthcare	18,626	—	18,626	2.5	16.2
Miscellaneous commercial	113,387	—	113,387	15.4	98.5
Residential construction—speculative	95	—	95	—	0.1

Total existing and other commercial real estate loans	259,424	—	259,424	35.1	225.4

Commercial real estate owner occupied and residential loans
Secured by:
Commercial—owner occupied	132,984	—	132,984	18.0	115.6
Commercial construction—owner occupied	4,550	—	4,550	0.6	3.9
Residential construction—contract	5,845	—	5,845	0.8	5.1

Total commercial real estate owner occupied and residential loans	143,379	—	143,379	19.4	124.6

Total loans secured by commercial real estate	$458,436	$776	$459,212	62.1%	399.0%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Asset Quality

The Company’s loan portfolio is currently weighted toward commercial real estate lending. Commercial real estate loans have higher risks than other real estate loans because repayment is sensitive to interest rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. Commercial and industrial loans are generally secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. In the case of loans secured by accounts receivable or inventory, the availability of funds for repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Underwriting standards for single-family real estate purpose loans are heavily regulated by statutory requirements. However, these loans have risks associated with declines in collateral value. Many consumer loans are unsecured and depend solely on the client’s availability of funds for the repayment of the loans.

The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of clients to repay their obligations according to the contractual terms of their loans. Credit quality is evaluated through assignment of individual loan grades as well as past due and performing status analysis. Credit quality indicators allow the Company to assess the inherent loss on certain individual loans and pools of loans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The Company uses an internal risk rating system to classify and monitor the credit quality of all commercial loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Responsibility for the assignment of risk ratings to commercial loans rests with the individual loan officer assigned to each loan subject to verification by the Credit Administration department that is independent of the loan officers. Risk ratings are also reviewed periodically by an independent third party loan review firm that reports directly to the Board of Directors. Individual loan officers are also responsible for ensuring risk ratings remain appropriate over the life of the loan. Commercial loan risk ratings are summarized as follows:

Risk rating	Description	Specific characteristics
1	Superior Quality	Fully secured by liquid collateral held at the Company
2	High Quality	Secured loans to public companies with satisfactory credit ratings and financial strength or secured by properly margined public securities
3	Satisfactory	Loans with reasonable credit risk to borrowers with satisfactory credit and financial strength (may include unsecured loans with defined primary and secondary repayment sources)
4	Pass	Loans with an elevated credit risk to clients with an adequate credit history and financial strength (includes loans with inherent industry risk with support from principals and/or guarantors)
W	Watch	A subset of “Pass”, watch loans have an elevated credit risk to clients with an adequate credit history and financial strength and are experiencing declining trends (e.g., financial, economic or industry specific)
5	Special Mention	Loans with potential credit weakness that deserve management attention that, if left uncorrected, may result in deterioration of repayment prospects for the loan
6	Substandard	Loans inadequately protected by the current sound worth and paying capacity of the client or of the collateral pledged that have well-defined weaknesses that jeopardize the liquidation of the loan combined with a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected
7	Doubtful	Loans with all the weaknesses of “Substandard” with additional factors that make collection or liquidation in full highly questionable and improbable (generally these loans are placed on nonaccrual status)
8	Loss	Loans considered uncollectible that are immediately charged-off for which some recovery may exist, but the probability of such recovery does not warrant reflecting the loan as an asset
NR	Not Rated	Primarily consists of individual consumer loans not assigned a risk rating. Also, commercial loans in process for which an assigned risk rating has not yet been determined as underwriting steps are currently being taken to determine the appropriate risk rating to be assigned.

Credit quality of the consumer loan portfolio is monitored through review of delinquency measures and nonaccrual levels on a portfolio-level basis. In 2012, the Company amended its loan policy to include consumer loan classification criteria similar to that of classified commercial loans for past due consumer loans. In general, higher levels of amounts past due and loans in nonaccrual status are indicative of increased credit risk and higher potential inherent losses within these loan portfolios.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes various internal credit quality indicators of gross loans and other loans held for sale, by class, at December 31, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$2,643	$—	$2,643
Grade 2	—	—	—	—	—
Grade 3	10,384	404	83,554	—	94,342
Grade 4	22,384	1,391	151,956	—	175,731
Grade W	6,735	2,431	73,306	—	82,472
Grade 5	3,354	7,183	28,910	—	39,447
Grade 6	4,000	246	38,328	—	42,574
Grade 7	2,780	—	1,801	776	5,357
Not risk rated*	16,486	4	156	—	16,646

	$66,123	$11,659	$380,654	$776	$459,212

Less: Commercial real estate included in other loans held for sale					(776)

Total					$458,436

*	Consumer real estate loans of $16.5 million, included within construction, land development and other land loans not risk rated in accordance with our policy.

Commercial and industrial
Grade 1	$3,462
Grade 2	208
Grade 3	7,210
Grade 4	28,293
Grade W	7,330
Grade 5	677
Grade 6	3,701
Grade 7	732
Not risk rated	48

Total	$51,661

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,935	$99,080	$4,608	$162,623
Nonperforming	816	4,442	299	5,557

Total	$59,751	$103,522	$4,907	$168,180

	Credit cards	Consumer-other	Total consumer
Performing	$—	$50,310	$50,310
Nonperforming	17	247	264

Total	$17	$50,557	$50,574

Other
Performing	$9,429
Nonperforming	2

Total	$9,431

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes various internal credit quality indicators on gross loans and other loans held for sale, by class, at December 31, 2011 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	457	—	457
Grade 3	8,295	3,252	100,265	—	111,812
Grade 4	13,601	945	126,961	—	141,507
Grade W	9,075	4,233	51,889	—	65,197
Grade 5	3,671	7,550	27,235	—	38,456
Grade 6	21,511	1,956	61,907	8,800	94,174
Grade 7	10,624	—	3,991	5,378	19,993
Not risk rated*	20,836	9	313	—	21,158

	$87,613	$17,945	$373,018	$14,178	$492,754

Less: Commercial real estate included in other loans held for sale					(14,178)

Total					$478,576

*	Consumer real estate loans of $20.8 million, included within construction, land development, and other land loans, are not risk rated, in accordance with our policy.

Commercial and industrial
Grade 1	$2,966
Grade 2	459
Grade 3	11,380
Grade 4	22,253
Grade W	5,292
Grade 5	1,489
Grade 6	4,929
Grade 7	596
Not risk rated	17

Total	$49,381

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,128	$111,623	$6,482	$176,233
Nonperforming	843	7,957	471	9,271

Total	$58,971	$119,580	$6,953	$185,504

	Credit cards	Consumer-other	Total consumer
Performing	$179	$52,103	$52,282
Nonperforming	16	473	489

Total	$195	$52,576	$52,771

Other
Performing	$7,326
Nonperforming	—

Total	$7,326

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes delinquencies, by class, at December 31, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$175	$5,467	$5,642	$61,257	$66,899
Multifamily residential	245	—	245	11,414	11,659
Nonfarm nonresidential	4,574	3,732	8,306	372,348	380,654

Total commercial real estate	4,994	9,199	14,193	445,019	459,212

Single-family real estate, revolving, open end loans	245	816	1,061	58,690	59,751
Single-family real estate, closed end, first lien	1,441	4,442	5,883	97,639	103,522
Single-family real estate, closed end, junior lien	99	299	398	4,509	4,907

Total single-family residential	1,785	5,557	7,342	160,838	168,180

Commercial and industrial	395	826	1,221	50,440	51,661

Credit cards	—	17	17	—	17
All other consumer	405	247	652	49,905	50,557

Total consumer	405	264	669	49,905	50,574

Farmland	—	—	—	3,171	3,171
Obligations of states and political subdivisions of the U.S.	—	—	—	739	739
Other	1	2	3	5,518	5,521

Total other	1	2	3	9,428	9,431

Total loans	7,580	15,848	23,428	715,630	739,058

Less: other loans held for sale	—	(776)	(776)	—	(776)

Total loans, gross	$7,580	$15,072	$22,652	$715,630	$738,282

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Additional interest income of $1.2 million would have been reported during 2012 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2011 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$94	$27,085	$27,179	$64,975	$92,154
Multifamily residential	—	—	—	17,945	17,945
Nonfarm nonresidential	574	14,870	15,444	367,211	382,655

Total commercial real estate	668	41,955	42,623	450,131	492,754

Single-family real estate, revolving, open end loans	379	843	1,222	57,749	58,971
Single-family real estate, closed end, first lien	2,633	7,957	10,590	108,990	119,580
Single-family real estate, closed end, junior lien	145	471	616	6,337	6,953

Total single-family residential	3,157	9,271	12,428	173,076	185,504

Commercial and industrial	314	1,313	1,627	47,754	49,381

Credit cards	—	16	16	179	195
All other consumer	760	473	1,233	51,343	52,576

Total consumer	760	489	1,249	51,522	52,771

Farmland	—	—	—	3,513	3,513
Obligations of states and political subdivisions of the U.S.	—	—	—	903	903
Other	2	—	2	2,908	2,910

	2	—	2	7,324	7,326

Total loans	4,901	53,028	57,929	729,807	787,736

Less: other loans held for sale	—	(5,812)	(5,812)	(8,366)	(14,178)

Total loans, gross	$4,901	$47,216	$52,117	$721,441	$773,558

Troubled Debt Restructurings.    The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	December 31, 2012			December 31, 2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Loans, gross	$30,154	$3,124	$33,278	$37,191	$9,546	$46,737
Other loans held for sale	—	—	—	8,366	—	8,366

Total troubled debt restructurings	$30,154	$3,124	$33,278	$45,557	$9,546	$55,103

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012	2011
Carrying balance	$6,018	$1,152
Count	19	2

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012			2011
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction, land development and other land loans	1	$4,089	$4,089	6	$6,657	$6,657
Nonfarm nonresidential	8	2,305	2,305	19	19,466	18,845

Total commercial real estate	9	6,394	6,394	25	26,123	25,502

Single-family real estate	4	715	715	21	1,964	1,964
Commercial and industrial	3	506	501	8	1,337	910
Consumer	—	—	—	3	44	44

Total loans	16	$7,615	$7,610	57	$29,468	$28,420

Less: other loans held for sale	—	—	—	(3)	(11,250)	(10,869)

Loans, gross	16	$7,615	$7,610	54	$18,218	$17,551

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012			2011
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Rate concession	—	$—	$—	5	$2,390	$2,390
Term concession	6	5,047	5,047	28	11,589	11,162
Rate and term concessions	10	2,568	2,563	17	10,012	9,772
Rate, term and required principal paydown concessions	—	—	—	1	504	504
Required principal paydown concession	—	—	—	1	1,736	1,355
Other	—	—	—	5	3,237	3,237

Total loans	16	$7,615	$7,610	57	$29,468	$28,420

Less: other loans held for sale	—	—	—	(3)	(11,250)	(10,869)

Loans, gross	16	$7,615	$7,610	54	$18,218	$17,551

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes, by class, loans modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2012		2011
	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial real estate
Nonfarm nonresidential	2	$2,122	5	$5,760
Single-family real estate, closed end	2	293	8	966
Commercial and industrial	—	—	6	619

Total loans	4	$2,415	19	$7,345

Less: other loans held for sale	—	—	(1)	(2,979)

Loans, gross	4	$2,415	18	$4,366

Impaired Loans.    The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands).

	December 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$30,154	$3,124	$2,628	$5,413	$41,319
Other loans held for sale	—	—	776	—	776

Total impaired loans	$30,154	$3,124	$3,404	$5,413	$42,095

	December 31, 2011
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Total
Loans, gross	$37,191	$9,546	$23,054	$69,791
Other loans held for sale	8,366	—	5,812	14,178

Total impaired loans	$45,557	$9,546	$28,866	$83,969

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2012 (in thousands).

	Loans, gross			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,732	$16,005		$776	$9,072	$4,508	$25,077
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	18,012	24,275		—	—	18,012	24,275

Total commercial real estate	21,744	40,280		776	9,072	22,520	49,352

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	1,963	6,408		—	—	1,963	6,408
Single-family real estate, closed end, junior lien	31	31		—	—	31	31

Total single-family residential	1,994	6,439		—	—	1,994	6,439

Commercial and industrial	674	1,101		—	—	674	1,101

Consumer	18	18				18	18

Total impaired loans with no related allowance recorded	$24,430	$47,838		$776	$9,072	$25,206	$56,910

With an allowance recorded:
Construction, land development and other land loans	$254	$254	$68			$254	$254	$68
Multifamily residential	246	246	76			246	246	76
Nonfarm nonresidential	14,309	14,309	2,055			14,309	14,309	2,055

Total commercial real estate	14,809	14,809	2,199			14,809	14,809	2,199

Single-family real estate, revolving, open end loans	404	404	—			404	404	—
Single-family real estate, closed end, first lien	707	707	54			707	707	54
Single-family real estate, closed end, junior lien	173	173	162			173	173	162

Total single-family residential	1,284	1,284	216			1,284	1,284	216

Commercial and industrial	776	776	58			776	776	58

Consumer	20	20	4			20	20	4

Total impaired loans with an allowance recorded	$16,889	$16,889	$2,477			$16,889	$16,889	$2,477

Total:
Construction, land development and other land loans	$3,986	$16,259	$68	$776	$9,072	$4,762	$25,331	$68
Multifamily residential	246	246	76	—	—	246	246	76
Nonfarm nonresidential	32,321	38,584	2,055	—	—	32,321	38,584	2,055

Total commercial real estate	36,553	55,089	2,199	776	9,072	37,329	64,161	2,199

Single-family real estate, revolving, open end loans	404	404	—	—	—	404	404	—
Single-family real estate, closed end, first lien	2,670	7,115	54	—	—	2,670	7,115	54
Single-family real estate, closed end, junior lien	204	204	162	—	—	204	204	162

Total single-family residential	3,278	7,723	216	—	—	3,278	7,723	216

Commercial and industrial	1,450	1,877	58	—	—	1,450	1,877	58

Consumer	38	38	4	—	—	38	38	4

Total impaired loans	$41,319	$64,727	$2,477	$776	$9,072	$42,095	$73,799	$2,477

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Interest income recognized on impaired loans during the year ended December 31, 2012 was $1.8 million. The average balance of total impaired loans was $62.4 million for the same period.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2011 (in thousands).

	Loans, gross			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$16,845	$36,735		$4,541	$16,799	$21,386	$53,534
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	16,047	22,188		9,637	13,831	25,684	36,019

Total commercial real estate	32,892	58,923		14,178	30,630	47,070	89,553

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	2,742	6,928		—	—	2,742	6,928
Single-family real estate, closed end, junior lien	—	—		—	—	—	—

Total single-family residential	2,742	6,928		—	—	2,742	6,928

Commercial and industrial	886	1,312		—	—	886	1,312

Total impaired loans with no related allowance recorded	$36,520	$67,163		$14,178	$30,630	$50,698	$97,793

With an allowance recorded:
Construction, land development and other land loans	$9,702	$11,624	$3,301			$9,702	$11,624	$3,301
Multifamily residential	247	247	9			247	247	9
Nonfarm nonresidential	20,784	20,784	2,886			20,784	20,784	2,886

Total commercial real estate	30,733	32,655	6,196			30,733	32,655	6,196

Single-family real estate, revolving, open end loans	—	—	—			—	—	—
Single-family real estate, closed end, first lien	1,689	1,689	161			1,689	1,689	161
Single-family real estate, closed end, junior lien	183	183	54			183	183	54

Total single-family residential	1,872	1,872	215			1,872	1,872	215

Commercial and industrial	622	691	88			622	691	88

Consumer	44	44	6			44	44	6

Total impaired loans with an allowance recorded	$33,271	$35,262	$6,505			$33,271	$35,262	$6,505

Total:
Construction, land development and other land loans	$26,547	$48,359	$3,301	$4,541	$16,799	$31,088	$65,158	$3,301
Multifamily residential	247	247	9	—	—	247	247	9
Nonfarm nonresidential	36,831	42,972	2,886	9,637	13,831	46,468	56,803	2,886

Total commercial real estate	63,625	91,578	6,196	14,178	30,630	77,803	122,208	6,196

Single-family real estate, revolving, open end loans	—	—	—	—	—	—	—	—
Single-family real estate, closed end, first lien	4,431	8,617	161	—	—	4,431	8,617	161
Single-family real estate, closed end, junior lien	183	183	54	—	—	183	183	54

Total single-family residential	4,614	8,800	215	—	—	4,614	8,800	215

Commercial and industrial	1,508	2,003	88	—	—	1,508	2,003	88

Consumer	44	44	6	—	—	44	44	6

Total impaired loans	$69,791	$102,425	$6,505	$14,178	$30,630	$83,969	$133,055	$6,505

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Allowance for Loan Losses

The following tables summarize the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at the dates and for the periods indicated (in thousands).

	At and for the year ended December 31, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596
Provision for loan losses	11,630	1,318	(390)	277	240	13,075
Loan charge-offs	17,548	3,314	376	586	696	22,520
Loan recoveries	209	648	168	193	456	1,674

Net loans charged-off	17,339	2,666	208	393	240	20,846

Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825

Individually evaluated for impairment	$2,199	$216	$58	$4	$—	$2,477
Collectively evaluated for impairment	10,118	2,924	1,206	1,089	11	15,348

Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825

Loans, gross, end of period:
Individually evaluated for impairment	$36,553	$3,278	$1,450	$38	$—	$41,319
Collectively evaluated for impairment	421,883	164,902	50,211	50,536	9,431	696,963

Total loans, gross	$458,436	$168,180	$51,661	$50,574	$9,431	$738,282

	At and for the year ended December 31, 2011
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,979	$4,061	$2,492	$1,375	$27	$26,934
Provision for loan losses	15,478	3,441	827	498	256	20,500
Loan charge-offs	16,532	3,070	1,572	810	848	22,832
Loan recoveries	101	56	115	146	576	994

Net loans charged-off	16,431	3,014	1,457	664	272	21,838

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596

Individually evaluated for impairment	$6,196	$215	$88	$6	$—	$6,505
Collectively evaluated for impairment	11,830	4,273	1,774	1,203	11	19,091

Allowance for loan losses, end of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596

Loans, gross, end of period:
Individually evaluated for impairment	$63,625	$4,614	$1,508	$44	$—	$69,791
Collectively evaluated for impairment	414,951	180,890	47,873	52,727	7,326	703,767

Total loans, gross	$478,576	$185,504	$49,381	$52,771	$7,326	$773,558

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

5.	Other Loans Held for Sale and Valuation Allowance

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2010	$68,491	$2,334
Additions:
Gross loans transferred to other loans held for sale	1,224	—
Writedowns on other loans held for sale included in valuation allowance, net	—	3,597

Total additions	1,224	3,597
Reductions:
Sales of other loans held for sale	8,834	4
Transfers to foreclosed real estate	9,249	163
Other loans held for sale transferred to gross loans	14,966	214
Direct writedowns on other loans held for sale	4,926	1,282
Net paydowns	15,001	1,707

Total reductions	52,976	3,370

Balance at December 31, 2011	16,739	2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	—
SBA loans transferred to other loans held for sale	1,661	—
Other gross loans transferred to other loans held for sale	12,214	—
Writedowns on other loans held for sale included in valuation allowance, net	—	1,437

Total additions	21,383	1,437
Reductions:
Sales of other loans held for sale	22,100	874
Sales of SBA loans	1,661	—
Transfers to foreclosed real estate	1,814	—
Other loans held for sale transferred to gross loans	7,717	1,574
Direct writedowns on other loans held for sale	2,434	—
Net paydowns	108	38

Total reductions	35,834	2,486

Balance at December 31, 2012	$2,288	$1,512

During the third quarter 2012, the Company began originating and selling loans partially guaranteed by the SBA, an agency of the U.S. government. The Company anticipates that such lending will be a normal part of its business strategy going forward and will likely sell the guaranteed portion of these loans into the secondary market. There were no SBA loans included in other loans held for sale at December 31, 2012. Other loans held for sale at December 31, 2012 included two commercial real estate loans with a net carrying value of $776 thousand that are scheduled to be sold during the first quarter 2013.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

6.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	December 31,
	2012	2011
Land	$5,581	$5,591
Buildings	19,541	19,497
Leasehold improvements	4,309	4,644
Furniture and equipment	12,640	12,147
Software	4,971	4,210
Bank automobiles	95	95
Capital lease asset	1,378	1,378

Premises and equipment, gross	48,515	47,562
Accumulated depreciation	(23,719)	(21,758)

Premises and equipment, net	$24,796	$25,804

At December 31, 2012, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned. At December 31, 2012, the Bank also had six limited service offices located in retirement centers in the Upstate. Additionally, the Bank has one leased brokerage office in Greenville County, which is separate from any branch.

In December 2011, the Company announced its plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. In connection with this announcement, in January 2012, the Company entered into an agreement with an unrelated financial institution to sell two of the four branches. The consolidations occurred on March 30, 2012, and the sales were closed on July 1, 2012. Land and buildings for one of the consolidated branches and one of the branches sold totaling $408 thousand were reclassified as long-lived assets held for sale at December 31, 2011. In addition, furniture and equipment of $175 thousand associated with the two branches sold were reclassified as long-lived assets held for sale at December 31, 2011, and the estimated remaining useful life of leasehold improvements of $223 thousand associated with one of the consolidated leased facilities was shortened from the lease term to the cease-use date of March 30, 2012.

For additional disclosure regarding the impact of the Bank’s branch network reduction, see Note 23, Reduction in Branch Network.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $2.5 million and $2.6 million, respectively.

7.	Long-Lived Assets Held for Sale

At December 31, 2012, the Company was marketing for sale a vacant parcel of land with a net book value of $562 thousand and a branch facility with a net book value of $123 thousand that was vacated as a result of our branch reduction efforts in 2012.

In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. For additional disclosure regarding the impact of the Bank’s branch network reduction, see Note 6, Premises and Equipment, net and Note 23, Reduction in Branch Network.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

8.	Residential Mortgage-Banking Activities

Residential mortgage loans serviced for the benefit of others amounted to $388.7 million and $397.5 million at December 31, 2012 and 2011, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

The book value of residential mortgage-servicing rights was $2.6 million and $2.6 million at December 31, 2012 and 2011, respectively. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.1 million and $3.2 million at December 31, 2012 and 2011, respectively.

Residential Mortgage-Servicing Rights Activity

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,586	$2,896	$3,039
Capitalized mortgage-servicing rights	864	465	655
Mortgage-servicing rights portfolio amortization and impairment	(866)	(775)	(798)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,584	$2,586	$2,896

Amortization

The following table summarizes the estimated future amortization expense of the Company’s residential mortgage-servicing rights at December 31, 2012 for the periods indicated (in thousands).

During the years ended December 31,
2013	$764
2014	604
2015	473
2016	367
2017	280
Thereafter	96

$2,584

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Valuation allowance, beginning of period	$39	$39	$40
Additions charged to (reduction credited from) operations	2	—	(1)

Valuation allowance, end of period	$41	$39	$39

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

9.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	December 31,
	2012	2011
Foreclosed real estate	$10,911	$27,663
Repossessed personal property	81	161

Total foreclosed real estate and repossessed personal property	$10,992	$27,824

Included in foreclosed real estate at December 31, 2012 is one property consisting of 59 undeveloped residential lots with a net book value of $6.9 million.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands). Foreclosed real estate is net of participations sold of $5.4 million at December 31, 2011. There were no participations sold netted from foreclosed real estate at December 31, 2012.

	At and for the years ended December 31,
	2012	2011	2010
Foreclosed real estate, beginning of period	$27,663	$19,983	$27,826
Plus: New foreclosed real estate	5,389	27,163	20,423
Less: Proceeds from sale of foreclosed real estate	(13,524)	(13,397)	(17,616)
Plus: Gain (loss) on sale of foreclosed real estate	729	(41)	587
Less: Writedowns and losses charged to expense	(9,346)	(6,045)	(11,237)

Foreclosed real estate, end of period	$10,911	$27,663	$19,983

10.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	December 31,
	2012	2011
Transaction deposits	$483,844	$460,766
Money market deposits	129,708	145,649
Savings deposits	70,646	59,117
Time deposits $100,000 and greater	179,242	198,202
Time deposits less than $100,000	159,802	200,447

Total deposits	$1,023,242	$1,064,181

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

At December 31, 2012 and 2011, $554 thousand and $621 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at December 31, 2012 or December 31, 2011.

As more fully discussed in Note 23, Reduction in Branch Network, deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million).

Time Deposit Account Maturities

The following table summarizes the maturity distribution of time deposit accounts at December 31, 2012 (in thousands).

2013	$301,327
2014	23,278
2015	9,672
2016	1,741
2017	2,969
Thereafter	57

$339,044

Jumbo Time Deposit Accounts

Jumbo time deposit accounts are accounts with balances totaling $100,000 or greater at the date indicated. The following table summarizes jumbo time deposit accounts by maturity at December 31, 2012 (in thousands).

Three months or less	$92,274
Over three months through six months	21,179
Over six months through twelve months	53,080

Twelve months or less	166,533

Over twelve months	12,709

Total jumbo time deposit accounts	$179,242

Jumbo time deposit accounts totaled $198.2 million at December 31, 2011.

Interest Expense on Deposit Accounts

The following table summarizes interest paid on deposits for the periods indicated (in thousands).

	For the years ended
	December 31,
	2012	2011	2010
Transaction deposit accounts	$39	$109	$248
Money market deposit accounts	47	198	622
Savings deposit accounts	9	32	124
Time deposit accounts	5,041	8,995	12,566

Total interest paid on deposits	$5,136	$9,334	$13,560

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

11.	Borrowings

The following table provides detail with respect to borrowings at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2012	2011	2010
Retail repurchase agreements
Amount outstanding at year-end	$15,357	$23,858	$20,720
Average amount outstanding during year	20,485	24,403	22,809
Maximum amount outstanding at any month-end	27,985	24,798	26,106
Rate paid at year-end	0.01%	0.01%	0.25%
Weighted average rate paid during the year	0.01	0.08	0.25

Commercial paper
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	—	—	8,435
Maximum amount outstanding at any month-end	—	—	18,948
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	0.25

Other short-term borrowings
Amount outstanding at year-end	$—	$—	$—
Average amount outstanding during year	30	11	1
Maximum amount outstanding at any month-end	—	—	—
Rate paid at year-end	—%	—%	—%
Weighted average rate paid during the year	—	—	—

FHLB borrowings
Amount outstanding at year-end	$—	$—	$35,000
Average amount outstanding during year	1	2,027	95,231
Maximum amount outstanding at any month-end	—	5,000	101,000
Rate paid at year-end	—%	—%	2.99%
Weighted average rate paid during the year	—	3.55	1.79

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are securities transactions, not insured deposits.

Commercial Paper

Through June 30, 2010 using a master note arrangement between the Company and the Bank, Palmetto Master Notes were issued as an alternative investment for commercial sweep accounts. These master notes were unsecured but backed by the full faith and credit of the Company. The commercial paper was issued only in conjunction with deposits in the Bank’s automated sweep accounts. Effective July 1, 2010, the Company terminated the commercial paper program, and all commercial paper accounts were converted to a money market sweep account.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Correspondent Bank Lines of Credit

At December 31, 2012, the Company had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. At December 31, 2011, the Company had access to two secured and one unsecured lines of credit from three correspondent banks totaling $35 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

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

At both December 31, 2012 and 2011, the Company had no outstanding advances from the FHLB.

Federal Reserve Discount Window

At December 31, 2012 and 2011, $4.1 million and $10.9 million of loans and investment securities, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company. In May 2012, the Company was notified by the Federal Reserve that any future borrowings from the Discount Window would be reinstated at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. From the first quarter 2010 through the second quarter 2012, the Company was able to borrow from the Discount Window at the secondary credit rate and such borrowings could only be used as a backup source of funding on a very short-term basis or to facilitate an orderly resolution of operational issues. The Company has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

12.	Shareholders’ Equity

Common Shares

In August 2010, the Company’s shareholders’ approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares and reduce the par value of the common stock from $5.00 per share to $0.01 per share.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

In October 2010, we consummated the Private Placement in which institutional investors purchased 9,993,995 shares of our common stock at $10.40 per share for a total of $103.9 million. Under the terms of the Private Placement, we conducted a common stock follow-on offering following the closing of the Private Placement of $10 million directed to our shareholders as of the close of business on October 6, 2010. With respect to the follow-on offering, in December 2010 we issued 194,031 shares of common stock for proceeds of $2.0 million, and in January 2011 we issued an additional 767,508 shares of common stock for proceeds of $8.0 million resulting in the $10 million offering being fully subscribed. Net proceeds of the offerings of $104 million were contributed to the Bank as an additional capital contribution.

At December 31, 2012, the Company had 75,000,000 authorized shares of common stock of which 12,754,045 shares were issued and outstanding. As disclosed in Note 15, Equity Based Compensation, as of February 11, 2013 the Company has reserved a total of 425,371 shares for future issuance under various equity incentive plans. During 2012, the Company awarded a total of 17,613 shares of restricted stock to directors as payment of their annual retainer fee, 2,354 shares of restricted stock to two directors in connection with their reelection to the Board of Directors and 8,020 shares of restricted stock to certain teammates in recognition of performance.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax impact, at the dates and for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Net unrealized gains on investment securities available for sale
Balance, beginning of period	$6,678	$1,264	$306
Other comprehensive income (loss):
Unrealized holding gains arising during the period	2,134	8,882	1,554
Income tax expense	(810)	(3,371)	(590)
Less: Reclassification adjustment for net gains included in net loss	(10,494)	(157)	(10)
Income tax expense	3,983	60	4

	(5,187)	5,414	958

Balance, end of period	1,491	6,678	1,264

Net unrealized losses on defined benefit pension plan
Balance, beginning of period	(9,048)	(7,843)	(7,266)
Other comprehensive loss:
Change in funded status	1,292	(1,853)	(887)
Income tax benefit	(452)	648	310

	840	(1,205)	(577)

Balance, end of period	(8,208)	(9,048)	(7,843)

Accumulated other comprehensive loss, net	$(6,717)	$(2,370)	$(6,579)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since the first quarter 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the Supervisory Authorities.

Recapitalization

In connection with the Private Placement in 2010, the Company evaluated the appropriate accounting for the transaction by analyzing investor ownership, independence, risk, solicitation and collaboration considerations. Based on the analysis of these factors, the Company concluded that the Private Placement transaction resulted in a recapitalization of the Company’s ownership for which push-down accounting was not required.

13.	Income Taxes

The following table summarizes income tax expense (benefit) attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Current income tax benefit
Federal	$—	$(1)	$(6,866)
State	—	—	—

Total current benefit	—	(1)	(6,866)

Deferred income tax expense (benefit)
Federal	2,721	(2,663)	5,512
State	—	—	12

Total deferred (benefit) expense	2,721	(2,663)	5,524

Total current and deferred expense (benefit)	$2,721	$(2,664)	$(1,342)

For the year ended December 31, 2012, the deferred income tax expense of $2.7 million consisted of an increase in the valuaton allowance required against the net deferred tax asset that resulted from changes in accumulated other comprehensive income. During 2012, $3.2 million of deferred income tax provision pertaining to changes in net unrealized gains on investment securities available for sale was charged against other comprehensive income (loss). This amount was partially offset by $452 thousand of deferred tax benefit related to the Pension Plan that was credited to other comprehensive income (loss).

There was no excess tax benefit from equity based awards recorded in shareholders’ equity during the years ended December 31, 2012, 2011 and 2010.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table reconciles the Company’s statutory federal income tax rate to the effective income tax rate for the periods indicated.

	For the years ended December 31,
	2012	2011	2010
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt income	(74.1)	4.5	0.9
Expenses not deductible for tax purposes	2.6	(0.2)	(0.1)
Increase in deferred income tax asset valuation allowance	352.2	(29.0)	(33.4)
Other	1.9	(0.1)	(0.2)

Effective income tax rate	317.6%	10.2%	2.2%

The following table summarizes the Company’s gross deferred tax assets, related valuation allowance and gross deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2012	2011
Deferred tax assets
Allowance for loan losses	$6,239	$8,959
Nonaccrual loan interest	239	309
Valuation allowance for commercial loans held for sale	—	330
Writedowns of foreclosed real estate	2,062	3,095
Pension plan contributions and accrued liability	1,389	2,143
Recognized built-in loss carryforward	16,236	16,923
Alternative minimum tax credit carryforward	475	475
Federal net operating loss carryforward	8,379	3,506
Other	1,382	1,156

Deferred tax assets, gross	36,401	36,896
Valuation allowance	(31,086)	(28,068)

Deferred tax assets after valuation allowance	5,315	8,828

Deferred tax liabilities
Premises, equipment and capital leases	(1,565)	(1,752)
Deferred loan fees and costs, net	(1,532)	(1,592)
Unrealized gains on investment securities available for sale	(912)	(4,084)
Mortgage-servicing rights	(905)	(905)
Other	(401)	(495)

Total deferred tax liabilities, gross	(5,315)	(8,828)

Deferred tax asset, net	$—	$—

For the year ended December 31, 2012, we realized a federal taxable net operating loss of $10.3 million. As of December 31, 2012, we had remaining federal net operating loss carryforwards totaling $23.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031, and $10.3 million will expire in 2032.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2012, net deferred tax assets, without regard to any valuation allowance, of $31.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of recent net operating losses. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous two years, net operating loss carryforward limitations as discussed below, projection of future taxable income and available tax planning strategies.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses, which may be subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2012, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years going back to 2009 are generally considered subject to examination based on federal and state regulations.

14.	Benefit Plans

401(k) Plan

Teammates are given the opportunity to participate in the Company’s 401(k) Plan which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired. Under the 401(k) plan, participants are able to defer a portion of their salary into the 401(k) Plan. During 2010 and 2011, the Company matched teammate contributions at a rate of $0.60 per dollar up to 6% of a teammate’s eligible compensation. Matching contributions are contributed to the 401(k) Plan prior to the end of each plan year. Effective January 1, 2012, the Company suspended its regular ongoing matching of teammate contributions and replaced it with a discretionary contribution based on attaining an appropriate level of profitability. No discretionary contributions were made during the year ended December 31, 2012.

During the years ended December 31, 2011 and 2010, the Company made matching contributions to the 401(k) plan totaling $392 thousand and $426 thousand, respectively.

Until January 1, 2011, the Company’s Trust department administered the 401(k) Plan’s assets. The 401(k) Plan’s assets are now managed by a third party administrator. Contributions to the 401(k) Plan are made as required by the Employee Retirement Income Security Act of 1974.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan that covered all full-time teammates having at least twelve months of continuous service and having attained age 21. The Pension Plan was originally designed to produce a designated retirement benefit, and benefits were fully vested after five

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

years of service. No vesting occurred until five years of service had been achieved. Effective 2008, the Company ceased accruing pension benefits for teammates under the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

Defined Benefit Pension Plan Funded Status.    The Company recognizes the funded status of the Pension Plan in the Consolidated Balance Sheets. The funded status is the difference between the Pension Plan assets and the projected benefit obligation at the balance sheet date. The following table summarizes the combined change in benefit obligation, Pension Plan assets, and funded status of the Pension Plan at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2012	2011	2010
Change in benefit obligation
Benefit obligation, beginning of period	$19,786	$19,082	$16,908
Interest cost	958	1,002	1,015
Net actuarial loss	668	904	2,175
Benefits paid	(2,905)	(1,202)	(1,016)

Benefit obligation, end of period	18,507	19,786	19,082

Change in plan assets
Fair value of plan assets, beginning of period	13,663	13,868	13,202
Return on plan assets	2,182	(575)	1,604
Employer contribution	1,600	1,572	78
Benefits paid	(2,905)	(1,202)	(1,016)

Fair value of plan assets, end of period	14,540	13,663	13,868

Underfunded status	$(3,967)	$(6,123)	$(5,214)

Net actuarial loss	$(12,627)	$(13,919)	$(12,066)
Income tax benefit	(4,419)	(4,871)	(4,223)

Accumulated other comprehensive loss impact	$(8,208)	$(9,048)	$(7,843)

Cost of the Pension Plan.    The following table summarizes the net periodic expense components for the Pension Plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the years ended December 31,
	2012	2011	2010
Interest cost	$958	$1,002	$1,015
Expected return on plan assets	(1,133)	(1,162)	(1,023)
Amortization of net actuarial loss	911	788	708

Net periodic pension expense	$736	$628	$700

As a result of the Company’s decision to curtail the Pension Plan effective January 1, 2008, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Actuarial gains and losses also result from changes in the discount rate used to measure plan obligations and other variances in demographic experience such as retirements and mortality. Actuarial gains and losses, prior service costs and credits and any remaining transition amounts that had not yet been recognized through net periodic pension expense since the Pension Plan was frozen are amortized as a component of net periodic pension expense.

Defined Benefit Pension Plan Assumptions.    One of the principal components of the net periodic pension expense calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause the Company to recognize pension income returns that are greater or less than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time and is not expected to change significantly. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by the Company’s teammates over the life of the Company’s pension obligation. Expected returns on Pension Plan assets are developed by the Company in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considers any material forward-looking return expectations for these major asset classes. Differences between expected and actual returns in each year, if any, are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income.

The Company uses a discount rate to determine the present value of its future benefit obligations. The discount rate is determined in consultation with the third party actuary and is set by matching the projected benefit cash flow to a yield curve consisting of the 50% highest yielding issuances within each defined maturity tranche of a AA-only universe of bonds monitored by the third party actuary. Prior to 2011, the Company based the discount rate on the Citigroup pension yield curve, which was used by the third party actuary. During 2011, the Company revised this assumption to the AA-only yield curve as this curve provides greater transparency with respect to the underlying bonds and provides a better matching to the payment of benefits. This curve was also used during 2012. The yield curve reflects the Pension Plan specific duration.

The following table summarizes the assumptions used in computing the benefit obligation and the adjusted net periodic expense for the periods indicated.

	For the years ended December 31,
	2012	2011	2010
Assumptions used in computing benefit obligation:
Discount rate	4.19%	5.02%	5.35%
Rate of increase in compensation levels	n/a	n/a	n/a

Assumptions used in computing net periodic benefit cost:
Discount rate	5.02	5.35	5.90
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase	n/a	n/a	n/a

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plan Assets.    The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	December 31,
	2012	2011
Interest-bearing cash	$1,498	$725
U.S. government and agency securities	1,262	309
Municipal securities	799	785
Corporate bonds	3,146	4,063
Corporate stocks	133	1,299
Pooled funds	7,660	6,482
Accrued interest receivable	42	—

Total pension assets	$14,540	$13,663

The Pension Plan includes common stock of the Company, which, prior to August 18, 2011, was not traded on an exchange and the value of which is subject to change based on the Company’s financial results. At December 31, 2012, the fair value of Company common stock included in the Pension Plan was 0.2% of total fair value of Pension Plan assets.

The Bank’s Trust department administers the Pension Plan assets. The investment objectives of the Pension Plan assets are designed to fund the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the Pension Plan participants. The Pension Plan’s investment strategy balances the requirement to generate return, using higher returning assets, with the need to control risk using less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values and changes in interest rates that could cause the Pension Plan to become underfunded, thereby increasing the Pension Plan’s dependence on contributions from the Company.

Pension Plan assets are managed by professional investment firms as well as by investment professionals that are teammates of the Company as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the Pension Plan, approving the appointment of the investment manager and reviewing the performance of the Pension Plan assets at least annually.

Investments within the Pension Plan are diversified with the intent to minimize the risk of large losses to the Pension Plan. The total portfolio is constructed and maintained to provide prudent diversification within each investment category, and the Company assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. Therefore, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences should be short-term in nature.

Fair Value Measurements. Following is a description of the valuation methodology used in determining fair value measurements of Pension Plan assets:

•	Interest-bearing cash: Valued at the net asset value of units held by the pension plan at year-end.

•	U.S. government and agency securities: Valued at the closing price reported in the active market in which the individual securities are traded.

•	Municipal securities: Valued at the closing price reported in the active market in which the individual securities are traded.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

•	Corporate bonds: Valued at the closing price reported in the active market in which the bond is traded.

•	Corporate stocks: Valued at the closing price reported in the active market in which the individual securities are traded.

•	Pooled funds: Valued at the net asset value of units held by the Pension Plan at year-end.

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

The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$133	$14,407	$—	$14,540

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$1,299	$12,364	$—	$13,663

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

There were no changes in Level 3 assets measured at fair value on a recurring basis during 2012.

Current and Future Expected Contributions.    The Pension Protection Act of 2006 imposed a number of burdens on pension plans with an asset-to-liability ratio less than 80% with additional burdens imposed if the asset-to-liability ratio falls below 60%. Due primarily to the utilization of a lower discount rate for determining the present value of the liabilities (provided by the Internal Revenue Service based on the 24 month average of bond yields), the Company’s plan was 75% funded immediately prior to making the additional contribution and, as a result, in March 2012, the Company contributed $1.0 million to the Pension Plan. This contribution increased the Company’s asset-to-liability ratio to meet the 80% threshold level. Through December 31, 2012, the Company made additional, regularly scheduled contributions in the amount of $489 thousand for the 2012 plan year and, during January 2013, made its final contribution for the 2012 plan year in the amount of $163 thousand.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Expected Future Defined Benefit Pension Plan Payments.    The following table summarizes the estimated future benefit payments expected to be paid from the Pension Plan during the periods indicated (in thousands).

During the years ended December 31,
2013	$904
2014	930
2015	962
2016	1,024
2017	1,077
2018—2022	6,087

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012.

Key Man Life Insurance

The Company has fully funded life insurance policies on certain former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both December 31, 2012 and 2011, the cash surrender value of such policies totaled $1.6 million.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes stock option activity for the 1997 Plan for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding at December 31, 2009	36,803	87.22
Forfeited	(6,800)	69.32

Outstanding at December 31, 2010	30,003	91.72
Forfeited	(11,300)	88.54

Outstanding at December 31, 2011	18,703	93.65
Forfeited	(6,750)	94.98

Outstanding at December 31, 2012	11,953	92.89

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at December 31, 2012.

	Options outstanding and exercisable
Exercise price or range of exercise prices	Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price
$80.00	5,503	0.31	$80.00
$93.20 to $106.40	2,500	1.15	94.52
$109.20 to $121.60	3,950	3.34	109.83

Total	11,953	1.49	92.89

At December 31, 2012 and 2011, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

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

Prior to 2011, restricted stock granted to directors under the 2008 Plan generally had a five-year vesting period. Beginning in 2011, with the exception of annual retainer grants that vest immediately, restricted stock granted to directors under the 2008 Plan generally had a three-year vesting period designed to coincide with director service terms. Beginning in 2012, restricted stock awards to directors upon initial appointment and reelection to the Board continued to be granted with vesting periods to coincide with director service terms but were changed to require a director to purchase shares of the Company’s common stock on the open market to be

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

eligible to receive a matching grant of restricted stock awards. The matching grants at initial appointment and reelection are capped at an economic value of $10 thousand.

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate

Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)

Issued to teammates	5 years

The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant date fair value per share
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00
2012 Grants	(19,967)	5.51
2012 Forfeitures	350	168.00

Remaining shares available for issuance at December 31, 2012	11,189

Of the 51,311 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 37,396 shares had been met as of December 31, 2012.

During 2012, 17,613 shares of restricted stock with a total fair value of $90 thousand were granted to the non-management members of the Board of Directors of the Company as compensation for their annual Board retainers and 2,354 shares of restricted stock to two directors in connection with their reelection to the Board.

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

Under the 2011 Plan, the Board, at its discretion, determines the amount of equity awards to be granted, vesting conditions, type of award and any other terms and conditions. No options are exercisable more than 10 years after the date of grant. Generally, the recipient will have the right to receive dividends, if any, with

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

respect to any shares of restricted stock granted, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate, and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance. The following table summarizes the 2011 Plan stock option and restricted stock information at the dates and for the periods indicated.

	Total shares	Shares of restricted stock	Weighted- average grant date fair value per share	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	(473,002)	89,751	$10.48	383,251	$10.51
2012 Grants	(8,020)	8,020	6.50	—	—

Remaining shares available for issuance at December 31, 2012	18,978

The 2011 grants were made subject to time vesting restrictions that begin in 2014 and performance requirements including termination of the Consent Order and two consecutive quarters of net income. At December 31, 2012 the quarterly net income vesting condition was met, and, on January 30, 2013 the Consent Order was terminated. Therefore, the performance requirements are now fully satisfied. Based on the time conditions vesting restrictions, the awards will vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming these conditions are met, will vest from 2015 to 2017.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at December 31, 2012. No options were exercisable under the 2011 Plan at December 31, 2012.

	Options outstanding
Exercise price	Number of stock options outstanding at December 31, 2012	Weighted-average remaining contractual life (years)	Weighted-average exercise price
$10.40	312,501	8.37	$10.40
$11.00	70,750	8.53	11.00

Total	383,251	8.40	10.51

At December 31, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable, and, therefore, the stock options had no intrinsic value.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Determining Fair Value.    The following table summarizes fair value of each stock option award granted under the 2011 Plan as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for the determination of fair value of such grants.

	May 16, 2011 grants	June 16, 2011 grants	October 20, 2011 grant
Option price	$10.40	$11.00	$11.00

Fair value of stock option awards granted, per share	$5.16	$5.40	$3.10

Expected dividend yield	—%	—%	—%
Expected volatility	45	45	45
Risk-free interest rate	2.51	2.22	1.45
Contractual term (years)	10	10	10
Expected term (years)	7	7	7
Vesting period (years)	5	5	5

Compensation Expense Relating to Equity Based Compensation

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and the 2011 Plan charged against pre-tax income (loss) for the periods indicated (in thousands). All compensation expense relative to grants under the 1997 Plan had been recognized as of December 31, 2011. As such, there was no compensation expense relative to grants under the 1997 Plan during 2012.

	For the years ended December 31,
	2012	2011	2010
Compensation expense

1997 Plan	$—	$1	$30
2008 Plan	766	360	297
2011 Plan	344	461	—

Total compensation expense	$1,110	$822	$327

Income tax benefit	$—	$—	$1

At December 31, 2012, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $361 thousand and $1.7 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

16.	Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net loss per common share computations for the periods indicated.

	For the years ended December 31,
	2012	2011	2010
Weighted average common shares outstanding—basic	12,639,379	12,555,247	3,978,250

Dilutive impact resulting from potential common share issuances	—	—	—

Weighted average common shares outstanding—diluted	12,639,379	12,555,247	3,978,250

Per share data
Net loss—basic	$(0.15)	$(1.86)	$(15.13)
Net loss—diluted	(0.15)	(1.86)	(15.13)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

No potential common shares were included in the computation of the diluted loss per share amount for the years ended December 31, 2012, 2011 or 2010 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods. In addition, there was no dilutive impact from stock options to be included in weighted average shares for the years ended December 31, 2012, 2011 or 2010 since there were no outstanding stock option awards for which the strike price exceeded the market price nor was there a dilutive impact from restricted stock to be included in weighted average shares for the periods since outstanding restricted stock awards were anti-dilutive or subject to performance conditions.

Reverse Stock Split

As disclosed in Note 1, Summary of Significant Accounting Policies, the Company completed a one-for-four reverse split of its common stock effective June 28, 2011.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at December 31, 2012 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$54,335
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	3,857
Commercial real estate, other construction loan, and land development loan commitments	42,028
Commercial and industrial loan commitments	24,415
Overdraft protection line commitments	28,993
Other	6,977

Total commitments to extend credit	$160,605

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $3.6 million and $3.0 million at December 31, 2012 and 2011, respectively.

The reserve for estimated credit losses on unfunded commitments at December 31, 2012 and 2011 was $367 thousand and $378 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding mortgage loan commitments and freestanding derivatives, see Note 18, Derivative Financial Instruments and Hedging Activities.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Loan Participations

The Company periodically sells portions of loans extended to clients in order to manage overall credit concentrations under loan participation agreements. With regard to loan participations, the Company serves as the lead bank and is, therefore, responsible for certain administrative and other management functions as agent to the participating banks. The participation agreements include certain standard representations and warranties related to the Company’s duties to the participating banks.

Contractual Obligations

In addition to other contractual commitments and arrangements disclosed herein, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2012 (in thousands) except obligations for teammate benefit plans for which obligations are paid from separately identified assets. For additional disclosure regarding obligations of teammate benefit plans, see Note 14, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,705	$3,463	$3,308	$10,441	$18,917
Time deposit accounts	301,327	32,951	4,709	57	339,044
Contractually required interest payments on time deposits	20,235	2,532	489	10	23,266

Total other contractual obligations	$323,267	$38,946	$8,506	$10,508	$381,227

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

In December 2011, the Company announced plans to reduce the Bank’s branch network by four branches through sale or consolidation into existing branches. The Bank consolidated the North Harper branch into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012. In conjunction with these branch reductions:

•	The South Main branch was subject to a lease agreement that expired in February 2013.

•

While the Rock Hill lease was assigned to the purchaser of the branch as of July 1, 2012, the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $121 thousand through September 2015. These payments are the primary responsibility of the sublessee, and, therefore, have been excluded from the preceding table.

Though not included in the preceding table, the Company is contractually obligated to make minimum required contributions to the Pension Plan, however, these contributions are determined annually and, therefore, future obligations cannot be reasonably estimated at this time.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually, or in the aggregate, with regard to our Consolidated Financial Statements, we have not included

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations or cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2013 cannot be reasonably estimated at this time.

Legal Proceedings

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

18.	Derivative Financial Instruments and Hedging Activities

At December 31, 2012 and 2011, the Company’s only derivative instruments related to residential mortgage lending activities.

At December 31, 2012, commitments to originate conforming mortgage loans totaled $11.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $338 thousand. At December 31, 2011, commitments to originate conforming mortgage loans totaled $10.7 million and had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $365 thousand. The net change in derivative loan commitment fair values during the years ended December 31, 2012, 2011 and 2010 resulted in income (expense) of $(28) thousand, $302 thousand and $22 thousand, respectively.

Forward sales commitments totaled $11.8 million at December 31, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $33 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $5 thousand. Forward sales commitments totaled $8.0 million at December 31, 2011. At December 31, 2011, forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $116 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $25 thousand. The net change in forward sales commitment fair values during the years ended December 31, 2012, 2011 and 2010 resulted in income (expense) of $(63) thousand, $12 thousand and $(12) thousand, respectively.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Mortgage loans held for sale.    Mortgage loans held for sale are reported at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies these loans subjected to nonrecurring fair value adjustments as Level 2.

Other loans held for sale.    Other loans held for sale are reported at the lower of cost or fair value. Other loans held for sale for which binding sales contracts have been entered into as of the balance sheet date are considered Level 1 instruments. Collateral dependent other loans held for sale are valued based on independent collateral appraisals less estimated selling costs and are generally classified as Level 2 assets. If quoted market prices, binding sales contracts or appraised collateral values are not available, the Company considers discounted cash flow analyses with market assumptions and classifies such loans as Level 3 instruments.

Impaired loans.    The fair value of an impaired loan is estimated using one of three methods: value of the underlying collateral, present value of expected cash flows and, in rare cases, the market value of the impaired loan itself. An allowance for loan losses or charge-off is recorded for the excess of the Company’s recorded investment in the loan over the loan’s estimated fair value. In the case of a collateral dependent impaired loan, any allowance for loan losses or charge-off is increased by estimated selling costs. Impaired loans not requiring an allowance for loan losses or charge-off represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans, where an allowance for loan losses or charge-off is recorded based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed real estate and repossessed personal property.    Foreclosed real estate and repossessed personal property is carried at the lower of carrying value or fair value less estimated selling costs. For purposes of classification in the fair value hierarchy, fair value of foreclosed real estate and repossessed property is generally based upon binding sales contracts, current appraisals, comparable sales and other estimates of value obtained principally from independent sources. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

Derivative financial instruments.    Currently, the Company enters into residential mortgage loan commitments and forward sales commitments. The valuation of these instruments is computed using internal valuation models utilizing observable market-based inputs such as current mortgage rates and forward loan sale “pair-off” prices. As such, derivative financial instruments subjected to recurring fair value adjustments are classified as Level 2.

Long-lived assets held for sale.    Nonrecurring fair value adjustments on long-lived assets held for sale reflect impairment writedowns. Appraisals are used to determine impairment, and these appraisals may require

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

significant adjustments to market-based valuation inputs due to lack of recent comparable sales or the age of the appraisal. As a result, the assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that unobservable inputs are significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$11,530	$—	$11,530
Collateralized mortgage obligations (federal agencies)	14,057	109,451	—	123,508
Other mortgage-backed (federal agencies)	—	63,817	—	63,817
SBA loan-backed (federal agency)	44,683	20,964	—	65,647
Derivative financial instruments	—	370	—	370

Total assets measured at fair value on a recurring basis	$58,740	$206,132	$—	$264,872

Liabilities
Derivative financial instruments	$—	$5	$—	$5

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$120,965	$—	$120,965
Collateralized mortgage obligations (federal agencies)	—	118,949	—	118,949
Other mortgage-backed (federal agencies)	—	21,078	—	21,078
Derivative financial instruments	—	481	—	481

Total assets measured at fair value on a recurring basis	$—	$261,473	$—	$261,473

Liabilities
Derivative financial instruments	$—	$25	$—	$25

For disclosure regarding the fair value of Pension Plan assets, see Note 1, Summary of Significant Accounting Policies and Note 14, Benefit Plans.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2012 or 2011.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$6,114	$—	$6,114
Other loans held for sale	800	—	—	800
Impaired loans in gross loans	—	6,285	189	6,474
Foreclosed real estate and repossessed personal property	—	817	9,163	9,980
Long-lived assets held for sale	—	—	685	685

Total assets measured at fair value on a nonrecurring basis	$800	$13,216	$10,037	$24,053

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$3,648	$—	$3,648
Other loans held for sale	—	12,857	1,321	14,178
Impaired loans in gross loans	—	36,314	7,111	43,425
Foreclosed real estate and repossessed personal property	3,491	2,266	22,067	27,824
Long-lived assets held for sale	—	—	1,603	1,603

Total assets measured at fair value on a nonrecurring basis	$3,491	$55,085	$32,102	$90,678

Level 3 Valuation Methodologies.    The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2012 (in thousands).

	Fair value at December 31, 2012	Valuation technique	Significant unobservable inputs
Assets
Impaired loans in gross loans	$189	Internal assessment of collateral value	Adjustments to appraisals for recent comparable sales
Foreclosed real estate and repossessed personal property	$9,163	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	$685	Internal valuation	Appraisals and/or sales of comparable properties

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

For assets and liabilities that are not reported on the Consolidated Balance Sheets at fair value, the Company uses several different valuation methodologies as outlined below.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Certain of the Company’s assets and liabilities are financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following Consolidated Balance Sheet captions: cash and cash equivalents, retail repurchase agreements and other short-term borrowings.

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

Commitments to extend credit are primarily short-term and are generally at variable market interest rates. Commitments to extend credit may be terminated by the Company based on material adverse change clauses. Standby letters of credit are generally short-term and have no associated rate unless funding occurs. As such, commitments to extend credit and standby letters of credit are deemed to have no material fair value.

The following table summarizes the carrying amount and fair value for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company has used management’s best estimate of fair value based on the methodologies described above. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
December 31, 2012
Financial instruments—assets
Loans (1)	$716,977	$724,005
Financial instruments—liabilities
Deposits	1,023,242	1,020,446
December 31, 2011
Financial instruments—assets
Loans (1)	$704,537	$715,288
Financial instruments—liabilities
Deposits	1,064,181	1,069,792

(1)

Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price which are included in the “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” table.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

20.	Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at December 31, 2012 and 2011. Since December 31, 2012, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Annual Report on Form 10-K.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2012
Total capital to risk-weighted assets
Company	$115,182	14.42%	$63,892	8.00%	n/a	n/a
Bank	115,077	14.41	63,892	8.00	$79,865	10.00%
Tier 1 capital to risk-weighted assets
Company	105,098	13.16	31,946	4.00	n/a	n/a
Bank	104,993	13.15	31,946	4.00	47,919	6.00
Tier 1 leverage ratio
Company	105,098	9.18	45,771	4.00	n/a	n/a
Bank	104,993	9.18	45,771	4.00	57,213	5.00

At December 31, 2011
Total capital to risk-weighted assets
Company	$116,864	13.49%	$69,280	8.00%	n/a	n/a
Bank	115,985	13.39	69,285	8.00	$86,607	10.00%
Tier 1 capital to risk-weighted assets
Company	105,852	12.22	34,640	4.00	n/a	n/a
Bank	104,972	12.12	34,643	4.00	51,964	6.00
Tier 1 leverage ratio
Company	105,852	8.59	49,270	4.00	n/a	n/a
Bank	104,972	8.52	49,271	4.00	61,589	5.00

We are subject to certain regulatory requirements and restrictions including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio.

21.	Holding Company Condensed Financial Information

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are equity issuances, dividends received from the Bank and funds received through stock option exercises.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

The following tables summarize the holding company’s financial condition, results of operations and cash flows at the dates and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$128	$959
Investment in subsidiary	98,275	102,602

Total assets	$98,403	$103,561

Liabilities and shareholders’ equity
Other liabilities	$23	$79
Shareholders’ equity	98,380	103,482

Total liabilities and shareholders’ equity	$98,403	$103,561

Condensed Statements of Income (Loss)

	For the years ended December 31,
	2012	2011	2010
Interest income from commercial paper (Master notes)	$—	$—	$21
Equity in undistributed loss of subsidiary	(1,738)	(23,154)	(59,366)
Interest expense on commercial paper (Master notes)	—	—	(21)
Goodwill impairment	—	—	(704)
Other operating expense	(126)	(246)	(132)

Net loss	$(1,864)	$(23,400)	$(60,202)

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(1,864)	$(23,400)	$(60,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase in due from subsidiary	—	—	19,486
Increase in equity in undistributed loss of subsidiary	1,738	23,154	59,366
Goodwill impairment	—	—	704
Decrease in other assets	—	12	102
Increase (decrease) in other liabilities	(55)	(707)	30

Net cash provided by (used in) operating activities	(181)	(941)	19,486
Investing Activities
Capital contribution in subsidiary	(650)	(8,556)	(97,348)

Net cash used in investing activities	(650)	(8,556)	(97,348)
Financing Activities
Decrease in commercial paper	—	—	(19,061)
Proceeds from issuance of common stock	—	7,951	98,378

Net cash provided by financing activities	—	7,951	79,317

Net increase (decrease) in cash and cash equivalents	(831)	(1,546)	1,455

Cash and cash equivalents, beginning of the period	959	2,505	1,050

Cash and cash equivalents, end of the period	$128	$959	$2,505

22.	Related Party Transactions

Intercompany Transactions

Intercompany transactions include activities between the Company and the Bank. Until January 1, 2011, the Company’s Trust department administered the 401(k) Plan’s assets. The 401(k) Plan’s assets are now managed by a third party administrator. The Bank’s Trust department administers the Pension Plan assets and Pension Plan assets are managed by professional investment firms as well as by investment professionals that are teammates of the Bank.

Related Party Transactions

Certain Directors, Executive Officers, and their related interests are loan clients of the Bank. All such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions. The total loans outstanding to these related parties aggregated $1.8 million and $2.1 million at December 31, 2012 and 2011, respectively. During 2012, net paydowns on related party loans were $13 thousand. In addition, during 2012 one loan that totaled $350 thousand at December 31, 2011 was no longer determined to have a related interest and was removed from this classification. All such loans outstanding at December 31, 2012 were performing based on contractual terms.

23.	Reduction in Branch Network

In December 2011, the Company announced plans to reduce the branch network of the Bank by four branches through sale or consolidation into existing branches. The Bank consolidated the North Harper branch

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

into the West Main branch in Laurens and the South Main branch into the Montague branch in Greenwood on March 30, 2012.

On July 1, 2012, the Bank consummated the sale of its Rock Hill and Blacksburg, South Carolina branches. In connection with the sale, the Bank sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. The Company recorded a gain on sale of the branches, net of transaction costs, of $568 thousand. As part of the settlement of the sale, the Company made a cash payment to the purchaser of $31.6 million representing the excess of deposits and other liabilities assumed by the purchaser over the carrying value of loans and other assets sold and the deposit premium received.

The following table summarizes the primary balance sheet amounts relative to the branches sold (in thousands).

Assets
Cash and cash equivalents	$643
Other loans held for sale	7,508
Long-lived assets held for sale	664

Liabilities
Transaction deposits	$12,641
Money market deposits	3,550
Savings deposits	2,141
Time deposits	22,763

Total deposits	$41,095

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements—(Continued)

24.	Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for the periods indicated (in thousands, except per share data).

	For the year ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$12,025	$11,422	$11,076	$10,867	$45,390
Interest expense	1,394	1,339	1,227	1,178	5,138

Net interest income	10,631	10,083	9,849	9,689	40,252
Provision for loan losses	2,700	8,450	600	1,325	13,075

Net interest income after provision for loan losses	7,931	1,633	9,249	8,364	27,177

Investment secuities gains	—	9,859	—	635	10,494
Other noninterest income	3,930	4,104	4,335	4,167	16,536
Noninterest expense	11,931	19,234	10,858	11,327	53,350

Net income (loss) before provision (benefit) for income taxes	(70)	(3,638)	2,726	1,839	857
Provision (benefit) for income taxes	517	3,511	(436)	(871)	2,721

Net income (loss)	$(587)	$(7,149)	$3,162	$2,710	$(1,864)

Common and per share data
Net income (loss)—basic	$(0.05)	$(0.57)	$0.25	$0.21	$(0.15)

Net income (loss)—diluted	(0.05)	(0.57)	0.25	0.21	(0.15)

	For the year ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$12,697	$13,145	$13,215	$12,761	$51,818
Interest expense	2,736	2,555	2,267	1,868	9,426

Net interest income	9,961	10,590	10,948	10,893	42,392
Provision for loan losses	5,500	7,400	5,600	2,000	20,500

Net interest income after provision for loan losses	4,461	3,190	5,348	8,893	21,892

Investment secuities gains	—	56	—	101	157
Other noninterest income	3,572	3,702	4,300	3,695	15,269
Noninterest expense	14,061	17,708	16,472	15,141	63,382

Net loss before provision (benefit) for income taxes	(6,028)	(10,760)	(6,824)	(2,452)	(26,064)
Provision (benefit) for income taxes	52	(1,191)	(1,355)	(170)	(2,664)

Net loss	$(6,080)	$(9,569)	$(5,469)	$(2,282)	$(23,400)

Common and per share data
Net loss—basic	$(0.49)	$(0.76)	$(0.43)	$(0.18)	$(1.86)

Net loss—diluted	(0.49)	(0.76)	(0.43)	(0.18)	(1.86)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and several other members of the Company’s senior leadership team as of December 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

See Item 8. Financial Statements and Supplementary Data, which includes management’s report on internal control over financial reporting and the attestation report thereon issued by Elliott Davis, LLC.

Fourth Quarter Internal Control Changes

During the fourth quarter 2012, the Company did not make any changes in its internal controls over financial reporting that has materially impacted or is reasonably likely to materially impact those controls.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)	Listing of Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 21, 2009)

3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed October 7, 2010)

3.1.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 27, 2011)

3.1.4	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on May 22, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed August 2, 2012)

3.2	Amended and Restated Bylaws dated December 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 21, 2009)

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed August 20, 1992)

10.1*	The Palmetto Bank Pension Plan and Trust Agreement (incorporated by reference to Exhibit 10(c) to the Company’s Form S-4 filed May 2, 1988)

10.2*	The Palmetto Bank Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed March 16, 2001)

10.3*	Palmetto Bancshares, Inc. Amended and Restated 1997 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed March 15, 2004)

10.4*	Palmetto Bancshares, Inc. 2008 Restricted Stock Plan (incorporated by reference to Appendix A to Company’s Schedule 14A filed March 17, 2008)

10.5	Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 26, 2007)

10.6

Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 1, 2010)

Exhibit No.	Description

10.7

Registration Rights Agreement by and among Palmetto Bancshares, Inc. and the investors named therein dated as of May 25, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 1, 2010)

10.8

Amendment No. 1 dated June 8, 2010 to Stock Purchase Agreement and Registration Rights Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein, each dated as of May 25, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 11, 2010)

10.9

Amendment No. 2 dated September 22, 2010 to Stock Purchase Agreement by and among Palmetto Bancshares, Inc. and each of the other investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 24, 2010)

10.10

Form of Subscription Agreement by and among Palmetto Bancshares, Inc. and each Institutional Investor participating in the Institutional Shareholders Offering dated as of January 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 3, 2011)

10.11*

Amended and Restated Employment Agreement by and between Palmetto Bancshares, Inc. and Samuel L. Erwin, dated March 17, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2011)

10.12*

Amended and Restated Employment Agreement by and between Palmetto Bancshares, Inc. and Lee S. Dixon, dated March 17, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2011)

10.13*	Palmetto Bancshares, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Schedule 14A filed April 14, 2011)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from Palmetto Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements

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

Date: March 1, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEE S. DIXON Lee S. Dixon	Director Chief Operating Officer Chief Risk Officer	March 1, 2013

/S/ SAMUEL L. ERWIN Samuel L. Erwin	Director Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/S/ MICHAEL D. GLENN Michael D. Glenn	Chairman of the Board of Directors	March 1, 2013

/S/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 1, 2013

Signature	Title	Date

/S/ JOHN D. HOPKINS, JR. John D. Hopkins, Jr.	Director	March 1, 2013

/S/ ROY D. JONES Roy D. Jones	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013

/S/ JAMES J. LYNCH James J. Lynch	Director	March 1, 2013

/S/ JANE S. SOSEBEE Jane S. Sosebee	Director	March 1, 2013

/S/ JOHN P. SULLIVAN John P. Sullivan	Director	March 1, 2013

/S/ J. DAVID WASSON, JR. J. David Wasson, Jr.	Director	March 1, 2013

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File