Form 10-Q
period 2013-03-31
PALMETTO BANCSHARES INC
filed 2013-05-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2013
Common stock, $0.01 par value	12,762,452

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$60,762	$101,385

Total cash and cash equivalents	60,762	101,385

Federal Home Loan Bank stock, at cost	1,380	1,811
Investment securities available for sale, at fair value	265,798	264,502
Mortgage loans held for sale	7,056	6,114
Other loans held for sale	776	776

Loans, gross	730,764	738,282
Less: allowance for loan losses	(17,470)	(17,825)

Loans, net	713,294	720,457

Premises and equipment, net	24,597	24,796
Accrued interest receivable	4,006	3,910
Foreclosed real estate	11,057	10,911
Other assets	10,565	10,794

Total assets	$1,099,291	$1,145,456

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$180,290	$179,695
Interest-bearing	791,906	843,547

Total deposits	972,196	1,023,242

Retail repurchase agreements	17,706	15,357
Accrued interest payable	216	450
Other liabilities	9,364	8,027

Total liabilities	999,482	1,047,076

Shareholders’ equity
Preferred stock	—	—
—par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding
Common stock	127	127
—par value $0.01 per share; authorized 75,000,000 shares; 12,762,452 and 12,754,045 issued and outstanding at March 31, 2013 and December 31, 2012, respectively
Capital surplus	143,670	143,342
Accumulated deficit	(36,196)	(38,372)
Accumulated other comprehensive loss, net of tax	(7,792)	(6,717)

Total shareholders’ equity	99,809	98,380

Total liabilities and shareholders’ equity	$1,099,291	$1,145,456

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended March 31,
	2013	2012
Interest income
Interest earned on cash and cash equivalents	$35	$51
Dividends received on Federal Home Loan Bank stock	—	12
Interest earned on investment securities available for sale
State and municipal (nontaxable)	94	915
Collateralized mortgage obligations (taxable)	431	509
Other mortgage-backed (taxable)	231	212
SBA loan-backed (taxable)	254	—
Interest and fees earned on loans	9,819	10,326

Total interest income	10,864	12,025

Interest expense
Interest expense on deposits	895	1,393
Interest expense on retail repurchase agreements	—	1

Total interest expense	895	1,394

Net interest income	9,969	10,631

Provision for loan losses	350	2,700

Net interest income after provision for loan losses	9,619	7,931

Noninterest income
Service charges on deposit accounts, net	1,554	1,674
Fees for trust, investment management and brokerage services	769	719
Mortgage-banking	571	801
Automatic teller machine	230	241
Bankcard services	60	62
Other	561	433

Total noninterest income	3,745	3,930

Noninterest expense
Salaries and other personnel	5,098	5,608
Occupancy	1,067	1,264
Furniture and equipment	900	891
Professional services	427	466
FDIC deposit insurance assessment	370	651
Marketing	142	188
Loan workout	212	229
Foreclosed real estate writedowns and expenses	452	1,368
Loss on other loans held for sale	—	128
Other	1,707	1,138

Total noninterest expense	10,375	11,931

Income (loss) before provision for income taxes	2,989	(70)

Provision for income taxes	813	517

Net income (loss)	$2,176	$(587)

Common and per share data
Net income (loss)—basic	$0.17	$(0.05)
Net income (loss)—diluted	0.17	(0.05)
Cash dividends	—	—
Book value	7.82	8.04

Weighted average common shares outstanding—basic	12,650,766	12,637,819
Weighted average common shares outstanding—diluted	12,693,567	12,637,819

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended March 31,
	2013	2012
Net income (loss)	$2,176	$(587)
Other comprehensive income (loss), before tax
Investment securities available for sale
Decrease in net unrealized gains	(1,732)	(1,362)
Reclassification adjustment of gains (losses) included in net income (loss)	—	—

Decrease in net unrealized gains on investment securities available for sale	(1,732)	(1,362)

Other comprehensive loss, before tax	(1,732)	(1,362)

Benefit for income taxes related to items of other comprehensive loss	(657)	(517)

Other comprehensive loss, net of tax	(1,075)	(845)

Comprehensive income (loss)	$1,101	$(1,432)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss, net	Total
Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482
Net loss				(587)		(587)
Other comprehensive loss, net of tax					(845)	(845)
Compensation expense related to stock options granted under equity award plans			125			125
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	17,613	—	225			225
Other changes	19

Balance at March 31, 2012	12,744,020	$127	$142,583	$(37,095)	$(3,215)	$102,400

Balance at December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380
Net income				2,176		2,176
Other comprehensive loss, net of tax					(1,075)	(1,075)
Compensation expense related to stock options granted under equity award plans			125			125
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	8,407	—	203			203

Balance at March 31, 2013	12,762,452	$127	$143,670	$(36,196)	$(7,792)	$99,809

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the three months ended March 31,
	2013	2012
Operating Activities
Net income (loss)	$2,176	$(587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	639	781
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,572	1,183
Provision for loan losses	350	2,700
Gain on sales of mortgage loans held for sale, net	(549)	(564)
Gain on sales of SBA loans	(173)	—
Loss on other loans held for sale	—	128
Writedowns, gains and losses on sales of foreclosed real estate, net	359	1,316
Originations of mortgage loans held for sale	(19,798)	(21,111)
Proceeds from sales of mortgage loans held for sale	19,405	22,482
Proceeds from sales of SBA loans	1,868	—
Compensation expense on equity based awards	328	350
Decrease in interest receivable and other assets, net	790	1,247
Increase (decrease) in interest payable and other liabilities, net	1,103	(484)

Net cash provided by operating activities	8,070	7,441

Investing Activities
Proceeds from maturities of investment securities available for sale	350	1,570
Purchases of investment securities available for sale	(22,360)	(26,739)
Repayments on investment securities available for sale	17,410	13,775
Proceeds from redemption of Federal Home Loan Bank stock, net	431	—
Repayments on other loans held for sale	—	26
Decrease in gross loans, net	3,848	4,008
Proceeds on sale of foreclosed real estate	765	1,922
Purchases of premises and equipment, net	(440)	(255)

Net cash provided by (used for) investing activities	4	(5,693)

Financing Activities
Increase in transaction, money market and savings deposit accounts, net	24,458	23,180
Decrease in time deposit accounts, net	(75,504)	(13,278)
Increase in retail repurchase agreements, net	2,349	2,673

Net cash provided by (used for) financing activities	(48,697)	12,575

Net change in cash and due from banks	(40,623)	14,323
Cash and due from banks at beginning of period	101,385	102,952

Cash and due from banks at end of period	$60,762	$117,275

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$1,129	$1,433
Significant noncash activities
Decrease in net unrealized gains on investment securities available for sale, net of tax	(1,075)	(845)
Loans transferred from gross loans to other loans held for sale	1,695	2,475
Loans transferred from gross loans to foreclosed real estate, at fair value	1,270	1,798
Loans transferred from other loans held for sale to gross loans, at fair value	—	1,318
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	—	478

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank specializes in providing personalized community banking services to individuals and small to mid-size businesses including Retail Banking (including mortgage loans, credit cards and indirect automobile loans), Commercial Banking (including Small Business Administration (“SBA”) loans, Business Banking, Corporate Banking, Treasury Management and Merchant Services) and Wealth Management services (including Trust, Investments, Financial Planning and Insurance) throughout our primary market area of northwest South Carolina (commonly referred to as the “Upstate”).

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

The Consolidated Financial Statements at and for the three months ended March 31, 2013 and 2012 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 (collectively, the “2012 Annual Report on Form 10-K”).

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. While the Company has limited financial information for certain lines of business, the content of this information and related reporting structure does not constitute reportable segments. Accordingly, at March 31, 2013 the Company had one reportable operating segment, banking.

Use of Estimates

In preparing our Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss, comprehensive loss or shareholders’ equity as previously reported.

Recently Adopted Authoritative Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures are required to be provided retrospectively for all comparative periods presented. The adoption of the requirements of ASU 2011-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) to address implementation issues regarding the scope of ASU 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that ASU 2011-11 only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of ASC 2011-11 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013. The adoption of the requirements of ASU 2013-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 on January 1, 2013.

2. Cash and Cash Equivalents

Noninterest-Earning Deposits with Financial Institutions

There were no noninterest-earning deposits with financial institutions included in the cash and due from banks at March 31, 2013 and December 31, 2012.

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. For the maintenance period ended on April 3, 2013, based on reported liabilities from February 19, 2013 through March 4, 2013, the Federal Reserve required the Bank to maintain reserves of $12.5 million. After taking into consideration the Bank’s levels of vault cash, reserves of $642 thousand were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $704 thousand at both March 31, 2013 and December 31, 2012.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

3. Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss) and fair values of investment securities available for sale at the dates indicated (in thousands). At March 31, 2013 and December 31, 2012, the Company did not have any investment securities classified as trading or held-to-maturity.

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$10,864	$253	$(1)	$11,116
Collateralized mortgage obligations (federal agencies)	129,740	735	(1,114)	129,361
Other mortgage-backed (federal agencies)	60,772	1,067	(72)	61,767
SBA loan-backed (federal agency)	63,752	209	(407)	63,554

Total investment securities available for sale	$265,128	$2,264	$(1,594)	$265,798

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and municipal	$11,247	$283	$—	$11,530
Collateralized mortgage obligations (federal agencies)	122,444	1,219	(155)	123,508
Other mortgage-backed (federal agencies)	62,581	1,328	(92)	63,817
SBA loan-backed (federal agency)	65,828	182	(363)	65,647

Total investment securities available for sale	$262,100	$3,012	$(610)	$264,502

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	March 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,087	$1	—	$—	$—	1	$1,087	$1
Collateralized mortgage obligations (federal agencies)	18	62,043	1,080	8	5,707	34	26	67,750	1,114
Other mortgage-backed (federal agencies)	2	5,646	72	—	—	—	2	5,646	72
SBA loan-backed (federal agency)	7	23,925	407	—	—	—	7	23,925	407

Total investment securities available for sale	28	$92,701	$1,560	8	$5,707	$34	36	$98,408	$1,594

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	7	$23,301	$109	9	$9,547	$46	16	$32,848	$155
Other mortgage-backed (federal agencies)	3	14,586	92	—	—	—	3	14,586	92
SBA loan-backed (federal agency)	6	25,115	363	—	—	—	6	25,115	363

Total investment securities available for sale	16	$63,002	$564	9	$9,547	$46	25	$72,549	$610

Other-Than-Temporary Impairment

Based on our other-than-temporary impairment analysis at March 31, 2013, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at March 31, 2013. An “Aaa” rating is based not only on the credit of the issuer but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	—%	96%	100%	100%
Aa1—A1	73	—	—	—
Baa2	13	—	—	—
Not rated	14	4	—	—

Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at March 31, 2013.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aa+	—%	100%	100%	100%
Aa—Aa-	43	—	—	—
Not rated	57	—	—	—

Total	100%	100%	100%	100%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at March 31, 2013.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at March 31, 2013 by contractual maturity and estimated principal repayment distribution (in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$4,621	$4,657
Due after one year through five years	5,155	5,372
Due after five years through ten years	1,088	1,087
Due after ten years	—	—

State and municipal	10,864	11,116

Due in one year or less	21,953	21,970
Due after one year through five years	27,296	27,356
Due after five years through ten years	80,491	80,035
Due after ten years	—	—

Collateralized mortgage obligations (federal agencies)	129,740	129,361

Due in one year or less	—	—
Due after one year through five years	58,072	59,048
Due after five years through ten years	2,149	2,129
Due after ten years	551	590

Other mortgage-backed (federal agencies)	60,772	61,767

Due in one year or less	—	—
Due after one year through five years	34,585	34,506
Due after five years through ten years	15,063	15,133
Due after ten years	14,104	13,915

SBA loan-backed (federal agency)	63,752	63,554

Total investment securities available for sale	$265,128	$265,798

The weighted average duration of the investment securities available for sale portfolio was 3.7 years, based on expected prepayment activity, at March 31, 2013.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	March 31, 2013	December 31, 2012
Public funds deposits	$100,344	$106,642
Federal Reserve line of credit	1,436	1,583

Total	$101,780	$108,225

4. Loans

In the tables below, loan classes are based on Federal Deposit Insurance Corporation (the “FDIC”) code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to other loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting standards. Inclusion of other loans held for sale with the related disclosures for gross loans provides a more accurate and relevant picture of the Company’s credit exposures.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Composition

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Total	% of total	Total	% of total
Commercial real estate	$456,786	62.4%	$459,212	62.1%
Single-family residential	166,389	22.8	168,180	22.8
Commercial and industrial	49,620	6.8	51,661	7.0
Consumer	49,051	6.7	50,574	6.8
Other	9,694	1.3	9,431	1.3

Total loans	$731,540	100.0%	$739,058	100.0%

Less: other loans held for sale	(776)		(776)

Loans, gross	$730,764		$738,282

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Net unearned income and deferred fees totaled $426 thousand and $320 thousand at March 31, 2013 and December 31, 2012, respectively.

At both March 31, 2013 and December 31, 2012, other loans held for sale consisted of two commercial real estate loans within one loan relationship.

Pledged

To borrow from the Federal Home Loan Bank (“FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At March 31, 2013 and December 31, 2012, $210.9 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings of which $84.9 million and $79.9 million, respectively, were available as lendable collateral.

At March 31, 2013 and December 31, 2012, $2.3 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at March 31, 2013 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$68,008	$776	$68,784	9.4%	58.5%
Multifamily residential	11,555	—	11,555	1.6	9.8
Nonfarm nonresidential	376,447	—	376,447	51.4	320.1

Total loans secured by commercial real estate	$456,010	$776	$456,786	62.4%	388.4%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table further categorizes loans secured by commercial real estate at March 31, 2013 (dollars in thousands).

	Commercial real estate included in gross loans	Commercial real estate included in other loans held for sale	Total commercial real estate loans	% of gross loans and other loans held for sale	% of Bank’s total regulatory capital
Development commercial real estate loans Secured by:
Land—unimproved (commercial or residential)	$21,665	$—	$21,665	3.0%	18.4%
Land development—commercial	7,326	—	7,326	1.0	6.2
Land development—residential	9,128	776	9,904	1.3	8.4
Commercial construction:
Retail	3,471	—	3,471	0.5	2.9
Healthcare	5,251	—	5,251	0.7	4.5
Industrial and warehouse	785	—	785	0.1	0.7
Miscellaneous commercial	9,261	—	9,261	1.3	7.9

Total development commercial real estate loans	56,887	776	57,663	7.9	49.0
Existing and other commercial real estate loans Secured by:
Hotel / motel	66,189	—	66,189	9.0	56.3
Retail	26,862	—	26,862	3.7	22.8
Office	11,241	—	11,241	1.5	9.6
Multifamily	11,555	—	11,555	1.6	9.8
Industrial and warehouse	9,324	—	9,324	1.3	7.9
Healthcare	14,375	—	14,375	2.0	12.2
Miscellaneous commercial	111,068	—	111,068	15.2	94.5
Residential construction—speculative	303	—	303	—	0.3

Total existing and other commercial real estate loans	250,917	—	250,917	34.3	213.4
Commercial real estate owner occupied and residential loans Secured by:
Commercial—owner occupied	137,388	—	137,388	18.8	116.8
Commercial construction—owner occupied	5,351	—	5,351	0.7	4.6
Residential construction—contract	5,467	—	5,467	0.7	4.6

Total commercial real estate owner occupied and residential loans	148,206	—	148,206	20.2	126.0

Total loans secured by commercial real estate	$456,010	$776	$456,786	62.4%	388.4%

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Asset Quality

The following table summarizes various internal credit quality indicators of gross loans and other loans held for sale, by class, at March 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$—	$—	$—
Grade 2	—	—	—	—	—
Grade 3	8,060	394	77,466	—	85,920
Grade 4	28,446	1,482	159,702	—	189,630
Grade W	6,627	2,390	71,865	—	80,882
Grade 5	3,290	7,088	26,083	—	36,461
Grade 6	3,514	184	38,976	—	42,674
Grade 7	2,726	—	1,798	776	5,300
Not risk rated*	15,345	17	557	—	15,919

	$68,008	$11,555	$376,447	$776	$456,786

Less: Commercial real estate included in other loans held for sale					(776)

Total					$456,010

*	Consumer real estate loans of $15.2 million, included within construction, land development and other land loans not risk rated in accordance with our policy.

Commercial and industrial
Grade 1	$2,195
Grade 2	149
Grade 3	8,252
Grade 4	29,943
Grade W	4,409
Grade 5	632
Grade 6	3,241
Grade 7	725
Not risk rated	74

Total	$49,620

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,987	$98,119	$4,339	$161,445
Nonperforming	794	3,884	266	4,944

Total	$59,781	$102,003	$4,605	$166,389

	Credit cards	Consumer-other	Total consumer
Performing	$—	$48,687	$48,687
Nonperforming	15	349	364

Total	$15	$49,036	$49,051

Other
Performing	$9,693
Nonperforming	1

Total	$9,694

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes various internal credit quality indicators on gross loans and other loans held for sale, by class, at December 31, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$—	$—	$2,643	$—	$2,643
Grade 2	—	—	—	—	—
Grade 3	10,384	404	83,554	—	94,342
Grade 4	22,384	1,391	151,956	—	175,731
Grade W	6,735	2,431	73,306	—	82,472
Grade 5	3,354	7,183	28,910	—	39,447
Grade 6	4,000	246	38,328	—	42,574
Grade 7	2,780	—	1,801	776	5,357
Not risk rated*	16,486	4	156	—	16,646

	$66,123	$11,659	$380,654	$776	$459,212

Less: Commercial real estate included in other loans held for sale					(776)

Total					$458,436

*	Consumer real estate loans of $16.5 million, included within construction, land development and other land loans not risk rated in accordance with our policy.

Commercial and industrial
Grade 1	$3,462
Grade 2	208
Grade 3	7,210
Grade 4	28,293
Grade W	7,330
Grade 5	677
Grade 6	3,701
Grade 7	732
Not risk rated	48

Total	$51,661

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,935	$99,080	$4,608	$162,623
Nonperforming	816	4,442	299	5,557

Total	$59,751	$103,522	$4,907	$168,180

	Credit cards	Consumer-other	Total consumer
Performing	$—	$50,310	$50,310
Nonperforming	17	247	264

Total	$17	$50,557	$50,574

Other
Performing	$9,429
Nonperforming	2

Total	$9,431

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes delinquencies, by class, at March 31, 2013 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$169	$4,966	$5,135	$63,649	$68,784
Multifamily residential	—	184	184	11,371	11,555
Nonfarm nonresidential	2,809	4,396	7,205	369,242	376,447

Total commercial real estate	2,978	9,546	12,524	444,262	456,786

Single-family real estate, revolving, open end loans	369	794	1,163	58,618	59,781
Single-family real estate, closed end, first lien	1,799	3,884	5,683	96,320	102,003
Single-family real estate, closed end, junior lien	119	266	385	4,220	4,605

Total single-family residential	2,287	4,944	7,231	159,158	166,389

Commercial and industrial	665	2,251	2,916	46,704	49,620

Credit cards	—	15	15	—	15
All other consumer	315	349	664	48,372	49,036

Total consumer	315	364	679	48,372	49,051

Farmland	—	—	—	3,233	3,233
Obligations of states and political subdivisions of the U.S.	—	—	—	564	564
Other	—	1	1	5,896	5,897

Total other	—	1	1	9,693	9,694

Total loans	$6,245	$17,106	$23,351	$708,189	$731,540

Less: other loans held for sale	—	(776)	(776)	—	(776)

Total loans, gross	$6,245	$16,330	$22,575	$708,189	$730,764

Additional interest income of $155 thousand would have been reported during the three months ended March 31, 2013 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$175	$5,467	$5,642	$61,257	$66,899
Multifamily residential	245	—	245	11,414	11,659
Nonfarm nonresidential	4,574	3,732	8,306	372,348	380,654

Total commercial real estate	4,994	9,199	14,193	445,019	459,212

Single-family real estate, revolving, open end loans	245	816	1,061	58,690	59,751
Single-family real estate, closed end, first lien	1,441	4,442	5,883	97,639	103,522
Single-family real estate, closed end, junior lien	99	299	398	4,509	4,907

Total single-family residential	1,785	5,557	7,342	160,838	168,180

Commercial and industrial	395	826	1,221	50,440	51,661

Credit cards	—	17	17	—	17
All other consumer	405	247	652	49,905	50,557

Total consumer	405	264	669	49,905	50,574

Farmland	—	—	—	3,171	3,171
Obligations of states and political subdivisions of the U.S.	—	—	—	739	739
Other	1	2	3	5,518	5,521

Total other	1	2	3	9,428	9,431

Total loans	$7,580	$15,848	$23,428	$715,630	$739,058

Less: other loans held for sale	—	(776)	(776)	—	(776)

Total loans, gross	$7,580	$15,072	$22,652	$715,630	$738,282

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	March 31, 2013			December 31, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Loans, gross	$24,169	$2,829	$26,998	$30,154	$3,124	$33,278
Other loans held for sale	—	—	—	—	—	—

Total troubled debt restructurings	$24,169	$2,829	$26,998	$30,154	$3,124	$33,278

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

	For the three months ended March 31,
	2013	2012
Carrying balance	$5,842	$2,222
Count	8	2

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2013			2012
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Construction, land development and other land loans	1	$60	$60	1	$4,089	$4,089
Nonfarm nonresidential	—	—	—	5	1,568	1,568

Total commercial real estate	1	60	60	6	5,657	5,657

Commercial and industrial	—	—	—	1	215	210

Total loans	1	$60	$60	7	$5,872	$5,867

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	1	$60	$60	7	$5,872	$5,867

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2013			2012
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Rate concession	1	$60	$60	—	$—	$—
Term concession	—	—	—	1	4,089	4,089
Rate and term concessions	—	—	—	6	1,783	1,778

Total loans	1	$60	$60	7	$5,872	$5,867

Less: other loans held for sale	—	—	—	—	—	—

Loans, gross	1	$60	$60	7	$5,872	$5,867

The following table summarizes, by class, loans modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial real estate
Nonfarm nonresidential	—	$—	3	$1,139
Single-family real estate	—	—	1	46

Total loans	—	$—	4	$1,185

Less: other loans held for sale	—	—	—	—

Loans, gross	—	$—	4	$1,185

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Impaired Loans. The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands).

	March 31, 2013
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$24,169	$2,829	$5,172	$10,974	$43,144
Other loans held for sale	—	—	776	—	776

Total impaired loans	$24,169	$2,829	$5,948	$10,974	$43,920

	December 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$30,154	$3,124	$2,628	$5,413	$41,319
Other loans held for sale	—	—	776	—	776

Total impaired loans	$30,154	$3,124	$3,404	$5,413	$42,095

The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2013 (in thousands).

	Loans, gross			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,519	$6,731		$776	$8,656	$4,295	$15,387
Multifamily residential	185	243		—	—	185	243
Nonfarm nonresidential	20,199	26,462		—	—	20,199	26,462

Total commercial real estate	23,903	33,436		776	8,656	24,679	42,092

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	1,681	6,123		—	—	1,681	6,123
Single-family real estate, closed end, junior lien	30	30		—	—	30	30

Total single-family residential	1,711	6,153		—	—	1,711	6,153

Commercial and industrial	757	1,178		—	—	757	1,178

Consumer	8	8				8	8

Total impaired loans with no related allowance recorded	$26,379	$40,775		$776	$8,656	$27,155	$49,431

With an allowance recorded:
Construction, land development and other land loans	$195	$195	$67			$195	$195	$67
Multifamily residential	—	—	—			—	—	—
Nonfarm nonresidential	12,891	12,891	1,928			12,891	12,891	1,928

Total commercial real estate	13,086	13,086	1,995			13,086	13,086	1,995

Single-family real estate, revolving, open end loans	404	404	100			404	404	100
Single-family real estate, closed end, first lien	769	769	53			769	769	53
Single-family real estate, closed end, junior lien	172	172	61			172	172	61

Total single-family residential	1,345	1,345	214			1,345	1,345	214

Commercial and industrial	2,305	2,305	880			2,305	2,305	880

Consumer	29	29	4			29	29	4

Total impaired loans with an allowance recorded	$16,765	$16,765	$3,093			$16,765	$16,765	$3,093

Total:
Construction, land development and other land loans	$3,714	$6,926	$67	$776	$8,656	$4,490	$15,582	$67
Multifamily residential	185	243	—	—	—	185	243	—
Nonfarm nonresidential	33,090	39,353	1,928	—	—	33,090	39,353	1,928

Total commercial real estate	36,989	46,522	1,995	776	8,656	37,765	55,178	1,995

Single-family real estate, revolving, open end loans	404	404	100	—	—	404	404	100
Single-family real estate, closed end, first lien	2,450	6,892	53	—	—	2,450	6,892	53
Single-family real estate, closed end, junior lien	202	202	61	—	—	202	202	61

Total single-family residential	3,056	7,498	214	—	—	3,056	7,498	214

Commercial and industrial	3,062	3,483	880	—	—	3,062	3,483	880

Consumer	37	37	4	—	—	37	37	4

Total impaired loans	$43,144	$57,540	$3,093	$776	$8,656	$43,920	$66,196	$3,093

Interest income recognized on impaired loans during the three months ended March 31, 2013 was $398 thousand. The average balance of total impaired loans was $43.6 million for the same period.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2012 (in thousands).

	Loans, gross			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,732	$16,005		$776	$8,656	$4,508	$24,661
Multifamily residential	—	—		—	—	—	—
Nonfarm nonresidential	18,012	24,275		—	—	18,012	24,275

Total commercial real estate	21,744	40,280		776	8,656	22,520	48,936

Single-family real estate, revolving, open end loans	—	—		—	—	—	—
Single-family real estate, closed end, first lien	1,963	6,408		—	—	1,963	6,408
Single-family real estate, closed end, junior lien	31	31		—	—	31	31

Total single-family residential	1,994	6,439		—	—	1,994	6,439

Commercial and industrial	674	1,101		—	—	674	1,101

Consumer	18	18				18	18

Total impaired loans with no related allowance recorded	$24,430	$47,838		$776	$8,656	$25,206	$56,494

With an allowance recorded:
Construction, land development and other land loans	$254	$254	$68			$254	$254	$68
Multifamily residential	246	246	76			246	246	76
Nonfarm nonresidential	14,309	14,309	2,055			14,309	14,309	2,055

Total commercial real estate	14,809	14,809	2,199			14,809	14,809	2,199

Single-family real estate, revolving, open end loans	404	404	—			404	404	—
Single-family real estate, closed end, first lien	707	707	54			707	707	54
Single-family real estate, closed end, junior lien	173	173	162			173	173	162

Total single-family residential	1,284	1,284	216			1,284	1,284	216

Commercial and industrial	776	776	58			776	776	58

Consumer	20	20	4			20	20	4

Total impaired loans with an allowance recorded	$16,889	$16,889	$2,477			$16,889	$16,889	$2,477

Total:
Construction, land development and other land loans	$3,986	$16,259	$68	$776	$8,656	$4,762	$24,915	$68
Multifamily residential	246	246	76	—	—	246	246	76
Nonfarm nonresidential	32,321	38,584	2,055	—	—	32,321	38,584	2,055

Total commercial real estate	36,553	55,089	2,199	776	8,656	37,329	63,745	2,199

Single-family real estate, revolving, open end loans	404	404	—	—	—	404	404	—
Single-family real estate, closed end, first lien	2,670	7,115	54	—	—	2,670	7,115	54
Single-family real estate, closed end, junior lien	204	204	162	—	—	204	204	162

Total single-family residential	3,278	7,723	216	—	—	3,278	7,723	216

Commercial and industrial	1,450	1,877	58	—	—	1,450	1,877	58

Consumer	38	38	4	—	—	38	38	4

Total impaired loans	$41,319	$64,727	$2,477	$776	$8,656	$42,095	$73,383	$2,477

Allowance for Loan Losses

The following tables summarize the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at the dates and for the periods indicated (in thousands).

	For the three months ended March 31, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(270)	(101)	655	(17)	83	350

Loan charge-offs	464	133	39	97	215	948
Loan recoveries	31	43	10	34	125	243

Net loans charged-off	433	90	29	63	90	705

Allowance for loan losses, end of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470

Individually evaluated for impairment	$1,995	$214	$880	$4	$—	$3,093
Collectively evaluated for impairment	9,619	2,735	1,010	1,009	4	14,377

Allowance for loan losses, end of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470

Loans, gross, end of period:
Individually evaluated for impairment	$36,989	$3,056	$3,062	$37	$—	$43,144
Collectively evaluated for impairment	419,021	163,333	46,558	49,014	9,694	687,620

Total loans, gross	$456,010	$166,389	$49,620	$49,051	$9,694	$730,764

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

	For the three months ended March 31, 2012
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596
Provision for loan losses	1,417	1,024	94	100	65	2,700

Loan charge-offs	3,751	1,023	74	241	161	5,250
Loan recoveries	79	45	19	61	138	342

Net loans charged-off	3,672	978	55	180	23	4,908

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388

Individually evaluated for impairment	$3,464	$204	$86	$5	$—	$3,759
Collectively evaluated for impairment	12,307	4,330	1,815	1,124	53	19,629

Allowance for loan losses, end of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388

Loans, gross, end of period:
Individually evaluated for impairment	$55,333	$3,479	$1,677	$42	$—	$60,531
Collectively evaluated for impairment	415,558	176,336	48,917	52,058	8,287	701,156

Total loans, gross	$470,891	$179,815	$50,594	$52,100	$8,287	$761,687

5. Other Loans Held for Sale and Valuation Allowance

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the three months ended March 31, 2013 (in thousands).

		Valuation allowance
	Other loans held	on other loans
	for sale, gross	held for sale
Balance at December 31, 2012	$2,288	$1,512
Additions:
SBA loans transferred to other loans held for sale	1,695	—

Total additions	1,695	—
Reductions:
Sales of SBA loans	1,695	—

Total reductions	1,695	—

Balance at March 31, 2013	$2,288	$1,512

There were no SBA loans included in other loans held for sale at March 31, 2013 and December 31, 2012. Other loans held for sale at March 31, 2013 and December 31, 2012 included two commercial real estate loans within one loan relationship with a net carrying value of $776 thousand that are expected to be sold during 2013.

6. Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	March 31,	December 31,
	2013	2012
Land	$5,521	$5,581
Buildings	19,589	19,541
Leasehold improvements	3,808	4,309
Furniture and equipment	12,891	12,640
Software	5,164	4,971
Bank automobiles	94	95
Capital lease asset	1,378	1,378

Premises and equipment, gross	$48,445	$48,515
Accumulated depreciation	(23,848)	(23,719)

Premises and equipment, net	$24,597	$24,796

At March 31, 2013, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned. At March 31, 2013, the Bank also had six limited service offices located in retirement centers in the Upstate. Additionally, the Bank has one leased brokerage office in Greenville County, which is separate from any branch.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $639 thousand and $781 thousand, respectively.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

7. Residential Mortgage-Banking Activities

Residential mortgage loans serviced for the benefit of others amounted to $386.0 million and $388.7 million at March 31, 2013 and December 31, 2012, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

The book value of residential mortgage-servicing rights was $2.6 million at both March 31, 2013 and December 31, 2012. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.2 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

Residential Mortgage-Servicing Rights Activity

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,584	$2,586
Capitalized mortgage-servicing rights	208	184
Mortgage-servicing rights portfolio amortization and impairment	(217)	(207)

Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,575	$2,563

Valuation Allowance

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Valuation allowance, beginning of period	$41	$39
Additions charged to (reduction credited from) operations	12	(1)

Valuation allowance, end of period	$53	$38

8. Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	March 31,	December 31,
	2013	2012
Foreclosed real estate	$11,057	$10,911
Repossessed personal property	31	81

Total foreclosed real estate and repossessed personal property	$11,088	$10,992

Included in foreclosed real estate at March 31, 2013 were 77 developed residential lots in two related real estate developments with an aggregate net book value of $8.2 million.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Foreclosed real estate, beginning of period	$10,911	$27,663
Plus: New foreclosed real estate	1,270	2,276
Less: Proceeds from sale of foreclosed real estate	(765)	(1,922)
Plus: Gain (loss) on sale of foreclosed real estate	57	16
Less: Writedowns and losses charged to expense	(416)	(1,332)

Foreclosed real estate, end of period	$11,057	$26,701

9. Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	March 31,	December 31,
	2013	2012
Transaction deposits	$498,415	$483,844
Money market deposits	136,938	129,708
Savings deposits	73,303	70,646
Time deposits $100,000 and greater	126,092	179,242
Time deposits less than $100,000	137,448	159,802

Total deposits	$972,196	$1,023,242

At March 31, 2013 and December 31, 2012, $397 thousand and $554 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Company had no brokered deposits at March 31, 2013 or December 31, 2012.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Transaction deposit accounts	$9	$11
Money market deposit accounts	8	19
Savings deposit accounts	2	2
Time deposit accounts	876	1,361

Total interest expense on deposits	$895	$1,393

10. Borrowings

Correspondent Bank Lines of Credit

At March 31, 2013 and December 31, 2012, the Company had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Note 3, Investment Securities Available for Sale, and Note 4, Loans, the Company pledges investment securities and loans to collateralize FHLB borrowings. Additionally, the Company may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The Company can borrow up to 15% of total assets from the FHLB.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	March 31,	December 31,
	2013	2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$84,864	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	—	—

Total lendable collateral value pledged to serve against FHLB borrowings	$84,864	$79,922

At both March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings from the FHLB.

Federal Reserve Discount Window

At March 31, 2013 and December 31, 2012, $3.7 million and $4.1 million of loans and investment securities, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Company. The Company’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Company’s maximum maturity for potential borrowings is overnight. The Company has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

11. Shareholders’ Equity

Common Shares

At March 31, 2013, the Company had 75,000,000 authorized shares of common stock of which 12,762,452 shares were issued and outstanding. As disclosed in Note 14, Equity Based Compensation, as of April 22, 2013 the Company has reserved a total of 416,964 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the 2008 Restricted Stock plan, see Note 14, Equity Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax impact, at the dates and for the periods indicated (in thousands).

	Net unrealized gains on investment securities available for sale	Net unrealized losses on defined benefit pension plan	Total
Balance, December 31, 2011	$6,678	$(9,048)	$(2,370)
Other comprehensive loss before reclassifications	(845)	—	(845)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive loss	(845)	—	(845)

Balance, March 31, 2012	$5,833	$(9,048)	$(3,215)

Balance, December 31, 2012	$1,491	$(8,208)	$(6,717)
Other comprehensive loss before reclassifications	(1,075)	—	(1,075)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive loss	(1,075)	—	(1,075)

Balance, March 31, 2013	$416	$(8,208)	$(7,792)

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC, as our primary federal regulator and deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”), our chartering agency (collectively, the “Supervisory Authorities”).

12. Income Taxes

As of December 31, 2012, the Company had federal net operating loss carryforwards of $23.9 million that were generated through December 31, 2012. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031, and $10.3 million will expire in 2032. For the quarter ending March 31, 2013, the Company utilized an estimated $2.8 million of the federal net operating loss carryforwards expiring in 2030 to offset federal taxable income generated during that period.

As of March 31, 2013, net deferred tax assets, without regard to any valuation allowance, of $30.8 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous four years, net operating loss carryforward limitations as discussed below, the level of projected future taxable income and available tax planning strategies.

We consummated a private placement on October 7, 2010 and subsequent follow-on offering in January 2011 through which we received $113.9 million of gross proceeds from the sale of common stock (“Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control are subject to potential limitation, which for the Company is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of March 31, 2013, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

For the three months ended March 31, 2013 and March 31, 2012, income tax provisions of $813 thousand and $517 thousand, respectively, were recorded. The provision for income taxes for the three months ended March 31, 2013 included $99 thousand for state income tax, $56 thousand for federal alternative minimum tax and $658 thousand to increase the net deferred tax asset valuation allowance to offset higher net deferred tax assets arising from changes in the market values of investment securities available for sale. The provision for income taxes for the three months ended March 31, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the market values of investment securities available for sale.

13. Benefit Plans

401(k) Plan

Effective January 1, 2012, the Company suspended its regular ongoing matching of employees (which we refer to as “teammates”) contributions to The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”), and replaced it with a discretionary contribution based on attaining an appropriate level of profitability. No discretionary contributions were made during the three months ended March 31, 2013 or March 31, 2012.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan (the “Pension Plan”) that covered all full-time teammates having at least twelve months of continuous service and having attained age 21. Effective 2008, the Company ceased accruing pension benefits for teammates under the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $4.0 million at both March 31, 2013 and December 31, 2012.

Cost of the Pension Plan. The following table summarizes the net periodic expense components for the Pension Plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Interest cost	$210	$256
Expected return on plan assets	(283)	(303)
Amortization of net actuarial loss	242	244

Net periodic pension expense	$169	$197

As a result of the Company’s decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Defined Benefit Pension Plan Assets. The fair value of Pension Plan assets totaled $15.3 million and $14.5 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the fair value of Company common stock included in the Pension Plan was 0.3% and 0.2%, respectively, of total fair value of Pension Plan assets.

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$250	$15,024	$—	$15,274

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Defined benefit pension plan assets	$133	$14,407	$—	$14,540

Current and Future Expected Contributions. Through December 31, 2012, the Company made additional, regularly scheduled contributions in the amount of $489 thousand for the 2012 plan year and, during January 2013, made its final contribution for the 2012 plan year in the amount of $163 thousand.

Key Man Life Insurance

The Company has fully funded life insurance policies on certain former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both March 31, 2013 and December 31, 2012, the cash surrender value of such policies totaled $1.6 million.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

During the three months ended March 31, 2013 there have been no issuances, exercises or forfeitures of stock options under the 1997 Plan.

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at March 31, 2013.

	Options outstanding and exercisable
Exercise price or range of exercise prices	Number of stock options outstanding and exercisable	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$80.00	5,503	0.06	$80.00
$ 93.20 to $106.40	2,500	0.91	94.52
$ 109.20 to $121.60	3,950	3.09	109.83

Total	11,953	1.24	92.89

At March 31, 2013 and December 31, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan, and, therefore, the stock options had no intrinsic value.

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

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)
Issued to teammates	5 years

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted- average grant date fair value per share
Shares available for issuance under the 2008 Restricted Stock Plan	62,500
2009 Grants	(13,761)	$142.50
2009 Forfeitures	2,500	168.00
2010 Grants	(4,625)	10.40
2010 Forfeitures	700	168.00
2011 Grants	(17,033)	10.40
2011 Forfeitures	525	168.00
2012 Grants	(19,967)	5.51
2012 Forfeitures	350	168.00
2013 Grants	(8,407)	8.33

Remaining shares available for issuance at March 31, 2013	2,782

Of the 59,718 shares of restricted stock granted under the 2008 Plan, net of forfeitures, vesting conditions relative to 45,803 shares had been met as of March 31, 2013.

During the first quarter 2013, 8,407 shares of restricted stock with a total fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers.

Under the Company’s director compensation program, restricted stock awards are granted to directors upon initial appointment and reelection to the Board if a director purchases shares of the Company’s common stock on the open market, in which case the director will receive a matching grant of restricted stock up to a maximum of $10 thousand in value. During the first quarter 2013, two director nominees purchased 1,095 shares and 951 shares of the Company’s common stock on the open market, respectively. Assuming these director nominees are re-elected to the Board at the Annual Meeting of Shareholders on May 16, 2013, they will each receive a matching grant of restricted stock, subject to the $10 thousand cap. Based on the Company’s closing stock price of $11.60 per share at March 31, 2013, the combined matching grant would total 1,724 shares. Assuming each director nominee’s re-election to the Board, the ultimate number of shares granted will vary based on the Company’s closing stock price on May 16, 2013.

2011 Stock Incentive Plan

The 2011 Stock Incentive Plan (the “2011 Plan”) was approved by shareholders at the 2011 Annual Meeting of Shareholders and allows the Board to grant a total of 500,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with a strike price at or above the fair market value per share of the Company’s common stock on the date of grant. On February 21, 2013, the Board approved an amendment to the 2011 Plan, subject to shareholder approval at the May 16, 2013 annual meeting of shareholders, increasing the number of shares available for issuance under the 2011 Plan from 500,000 shares to 700,000 shares.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

The following table summarizes the 2011 Plan stock option and restricted stock information at the date and for the periods indicated.

	Total shares	Shares of restricted stock	Weighted- average grant date fair value per share	Stock options outstanding	Weighted- average exercise price
Shares available for issuance under the 2011 Plan	500,000
2011 Grants	(473,002)	89,751	$10.48	383,251	$10.51
2012 Grants	(8,020)	8,020	6.50	—	—

Remaining shares available for issuance at March 31, 2013	18,978

The 2011 grants were made subject to time vesting restrictions that begin in 2014 and performance requirements including termination of the Bank’s Consent Order with its primary bank regulators (the “Consent Order”) and two consecutive quarters of net income. At December 31, 2012, the quarterly net income vesting condition was met, and, on January 30, 2013 the Consent Order was terminated. Therefore, the performance requirements are now fully satisfied. Based on the time vesting restrictions, the awards will vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at March 31, 2013. No options were exercisable under the 2011 Plan at March 31, 2013.

	Options outstanding
Exercise price	Number of stock options outstanding at March 31, 2013	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Value of unvested in-the-money stock options at March 31, 2013
$10.40	312,501	8.12	$10.40	$375,001
$11.00	70,750	8.28	11.00	42,450

Total	383,251	8.15	10.51	$417,451

Compensation Expense Relating to Equity Based Compensation

The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense in the Consolidated Statements of Income (Loss) over the service period for grants that have time / service-based vesting provisions. The fair value of restricted stock is determined based on the fair value of the common stock at the time of the grant. The Company estimates the grant date fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, option strike price, the level of risk-free interest rates, dividend yields and expected option term.

The following table summarizes compensation expense for the 2008 Plan and the 2011 Plan charged against pre-tax income (loss) for the periods indicated (in thousands). All compensation expense relative to grants under the 1997 Plan had been fully recognized as of December 31, 2011.

	For the three months ended March 31,
	2013	2012
Compensation expense
2008 Plan	$135	$160
2011 Plan	193	190

Total compensation expense	$328	$350

Income tax benefit	$—	$—

At March 31, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $296 thousand and $1.5 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

15. Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three months ended March 31,
	2013	2012
Weighted average common shares outstanding—basic	12,650,766	12,637,819
Dilutive impact resulting from potential common share issuances	42,801	—

Weighted average common shares outstanding—diluted	12,693,567	12,637,819

Per share data
Net income (loss)—basic	$0.17	$(0.05)
Net income (loss)—diluted	0.17	(0.05)

For the three months ended March 31, 2013, potential common share issuances related to stock options were excluded from the computation of diluted net income per share as inclusion would be anti-dilutive.

No potential common shares were included in the computation of diluted net loss per share for the three months March 31, 2012 as inclusion would be anti-dilutive given the Company’s net loss during the period.

16. Commitments, Guarantees and Other Contingencies

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at March 31, 2013 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$57,086
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	8,221
Commercial real estate, other construction loan, and land development loan commitments	45,380
Commercial and industrial loan commitments	29,721
Overdraft protection line commitments	30,303
Other	7,657

Total commitments to extend credit	$178,368

In addition, the maximum potential amount of undiscounted future advances related to letters of credit was $3.1 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively.

The reserve for estimated credit losses on unfunded lending commitments at March 31, 2013 and December 31, 2012 was $609 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 17, Derivative Financial Instruments and Hedging Activities.

17. Derivative Financial Instruments and Hedging Activities

At March 31, 2013 and December 31, 2012, the Company’s only derivative instruments related to residential mortgage banking activities.

At March 31, 2013, commitments to originate conforming mortgage loans held for sale totaled $12.8 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $350 thousand. At December 31, 2012, commitments to originate conforming mortgage loans held for sale totaled $11.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $338 thousand. The net change in derivative loan commitment fair values during the three months ended March 31, 2013 and 2012 resulted in income of $13 thousand and $48 thousand, respectively.

Forward sales commitments totaled $13.7 million at March 31, 2013. These forward sales commitments negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $61 thousand. Forward sales commitments totaled $11.8 million at December 31, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Balance Sheets, totaling $33 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $5 thousand. The net change in forward sales commitment fair values during the three months ended March 31, 2013 and 2012 resulted in income (expense) of $(89) thousand and $60 thousand, respectively.

18. Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$11,116	$—	$11,116
Collateralized mortgage obligations (federal agencies)	—	129,361	—	129,361
Other mortgage-backed (federal agencies)	—	61,767	—	61,767
SBA loan-backed (federal agency)	43,180	20,374	—	63,554
Derivative financial instruments	—	350	—	350

Total assets measured at fair value on a recurring basis	$43,180	$222,968	$—	$266,148

Liabilities
Derivative financial instruments	$—	$61	$—	$61

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$—	$11,530	$—	$11,530
Collateralized mortgage obligations (federal agencies)	14,057	109,451	—	123,508
Other mortgage-backed (federal agencies)	—	63,817	—	63,817
SBA loan-backed (federal agency)	44,683	20,964	—	65,647
Derivative financial instruments	—	370	—	370

Total assets measured at fair value on a recurring basis	$58,740	$206,132	$—	$264,872

Liabilities
Derivative financial instruments	$—	$5	$—	$5

For disclosure regarding the fair value of Pension Plan assets, see Note 13, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2013 or December 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$7,056	$—	$7,056
Other loans held for sale	—	800	—	800
Impaired loans in gross loans	—	6,049	1,073	7,122
Foreclosed real estate and repossessed personal property	105	650	8,528	9,283
Long-lived assets held for sale	—	—	685	685

Total assets measured at fair value on a nonrecurring basis	$105	$14,555	$10,286	$24,946

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$—	$6,114	$—	$6,114
Other loans held for sale	800	—	—	800
Impaired loans in gross loans	—	6,285	189	6,474
Foreclosed real estate and repossessed personal property	—	817	9,163	9,980
Long-lived assets held for sale	—	—	685	685

Total assets measured at fair value on a nonrecurring basis	$800	$13,216	$10,037	$24,053

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

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

The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2013 (in thousands).

	Fair value at March 31, 2013	Valuation technique	Significant unobservable inputs
Assets
Impaired loans in gross loans	$1,073	Internal assessment of collateral value	Adjustments to estimated value based on recent sales of comparable collateral
Foreclosed real estate and repossessed personal property	8,528	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales
Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair value for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company used management’s best estimate of fair value based on the methodologies described above. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
March 31, 2013
Financial instruments—assets Loans (1)	$709,812	$716,675
Financial instruments—liabilities Deposits	972,196	968,767
December 31, 2012
Financial instruments—assets Loans (1)	$716,977	$724,005
Financial instruments—liabilities Deposits	1,023,242	1,020,446

(1)	Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price which are included in the “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” table.

19. Regulatory Capital Requirements and Dividend Restrictions

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Company and the Bank were classified in the well-capitalized category at March 31, 2013 and December 31, 2012. Since March 31, 2013, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Company’s or the Bank’s risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2013
Total capital to risk-weighted assets
Company	$117,678	14.74%	$63,861	8.00%	n/a	n/a
Bank	117,598	14.73	63,860	8.00	$79,825	10.00%
Tier 1 capital to risk-weighted assets
Company	107,599	13.48	31,931	4.00	n/a	n/a
Bank	107,520	13.47	31,930	4.00	47,895	6.00
Tier 1 leverage ratio
Company	107,599	9.63	44,703	4.00	n/a	n/a
Bank	107,520	9.62	44,702	4.00	55,877	5.00

At December 31, 2012
Total capital to risk-weighted assets
Company	$115,182	14.42%	$63,892	8.00%	n/a	n/a
Bank	115,077	14.41	63,892	8.00	$79,865	10.00%
Tier 1 capital to risk-weighted assets
Company	105,098	13.16	31,946	4.00	n/a	n/a
Bank	104,993	13.15	31,946	4.00	47,919	6.00
Tier 1 leverage ratio
Company	105,098	9.18	45,771	4.00	n/a	n/a
Bank	104,993	9.18	45,771	4.00	57,213	5.00

We are subject to certain regulatory requirements and restrictions including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio.

20. Subsequent Events

In April 2013, the Bank entered into a Transfer Agreement with Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., to transfer designated trust-related accounts of the Bank to TNB. TNB will assume ownership of the accounts, certain employees of the Bank, and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. As of March 31, 2013, the Bank had trust-related assets under management of $239 million. Contemporaneously with entering into the Transfer Agreement, the Bank also agreed to enter into an Office Support and Referral Agreement (the “Support Agreement”) with TNB under which the Bank will provide office space and other support services in its existing facilities to the TNB employees who will provide the trust services. In exchange, the Bank will earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts referred to TNB in accordance with the Support Agreement. The Transfer Agreement is subject to customary closing conditions and is expected to close June 28, 2013, with the Support Agreement becoming effective at that time.

In April 2013, the Bank also entered into a Non-Deposits Investment Products Marketing Agreement (the “Marketing Agreement”) with Investment Professionals, Inc. (“IPI”). IPI will provide brokerage services to clients of the Bank, including as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients, and maintaining securities in client accounts as agent. At March 31, 2013, the Bank had brokerage assets under management of $197 million. Under the Marketing Agreement, the Bank will provide office space and other support services in its existing facilities to the IPI employees who will provide the brokerage services. In exchange, the Bank will earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the Marketing Agreement. The Marketing Agreement is subject to customary closing conditions and is expected to close August 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and our consolidated subsidiaries, including The Palmetto Bank (sometimes referred to as the “Bank” as a separate legal entity), except where the context indicates otherwise.

The following discussion and analysis presents the more significant factors impacting our financial condition as of March 31, 2013 and results of operations and cash flows for the three months ended March 31, 2013. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ended December 31, 2013 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

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

•	Risks associated with a failure in or breach of our operations or security systems or infrastructure or those of our third party vendors,

•	Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the SEC and the FASB,

•	Potential limitations on our ability to utilize net operating loss carryforwards and net realized built-in losses for income tax purposes,

•	Risks associated with income taxes including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets,

•	Our ability to maintain effective internal control over financial reporting,

•

Our reliance on available secondary funding sources such as FHLB borrowings, Federal Reserve Discount Window borrowings, sales of investment securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

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

The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward- looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

You should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

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

Of those significant accounting policies, we have determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, valuation of other loans held for sale, servicing rights, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments are deemed critical because of the valuation techniques used and the sensitivity of the amounts recorded in our Consolidated Financial Statements to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. For additional information regarding our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.

Selected Financial Data

The following selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data).

	At and for the three months ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
STATEMENTS OF INCOME (LOSS)
Interest income	$10,864	$10,867	$11,076	$11,422	$12,025
Interest expense	895	1,178	1,227	1,339	1,394

Net interest income	9,969	9,689	9,849	10,083	10,631
Provision for loan losses	350	1,325	600	8,450	2,700

Net interest income after provision for loan losses	9,619	8,364	9,249	1,633	7,931
Noninterest income	3,745	4,802	4,335	13,963	3,930
Noninterest expense	10,375	11,327	10,858	19,234	11,931

Net income (loss) before provision (benefit) for income taxes	2,989	1,839	2,726	(3,638)	(70)
Provision (benefit) for income taxes	813	(871)	(436)	3,511	517

Net income (loss)	$2,176	$2,710	$3,162	$(7,149)	$(587)

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$0.17	$0.21	$0.25	$(0.57)	$(0.05)
Diluted	0.17	0.21	0.25	(0.57)	(0.05)
Cash dividends per common share	—	—	—	—	—
Book value per common share	7.82	7.71	7.36	7.04	8.04
Outstanding common shares	12,762,452	12,754,045	12,751,690	12,752,040	12,744,020
Weighted average common shares outstanding—basic	12,650,766	12,640,991	12,640,517	12,638,160	12,637,819
Weighted average common shares outstanding—diluted	12,693,567	12,641,016	12,640,517	12,638,160	12,637,819

PERIOD-END BALANCES
Total assets	$1,099,291	$1,145,456	$1,139,731	$1,180,960	$1,214,161
Investment securities available for sale, at fair value	265,798	264,502	290,805	247,400	269,841
Total loans	738,596	745,172	744,823	742,221	779,231
Deposits and retail repurchase agreements	989,902	1,038,599	1,034,865	1,080,937	1,100,614
Shareholders’ equity	99,809	98,380	93,887	89,772	102,400

AVERAGE BALANCES
Total assets	$1,117,090	$1,143,855	$1,138,997	$1,196,597	$1,206,452
Interest-earning assets	1,073,351	1,100,000	1,091,847	1,137,919	1,151,889
Investment securities available for sale, at fair value	272,853	281,929	278,312	250,903	262,812
Total loans	739,962	743,065	738,196	762,890	780,653
Deposits and retail repurchase agreements	1,008,763	1,036,344	1,037,444	1,083,126	1,088,767
Other short-term borrowings	13	33	18	25	47
FHLB borrowings	1	3	3	—	—
Shareholders’ equity	99,729	97,079	91,208	103,174	106,008

SELECT PERFORMANCE RATIOS
Return on average assets	0.79%	0.94%	1.10%	(2.40)%	(0.20)%
Return on average shareholders’ equity	8.85	11.11	13.79	(27.87)	(2.23)
Net interest margin	3.77	3.50	3.59	3.56	3.71

CAPITAL RATIOS
Average shareholders’ equity as a percentage of average assets	8.93%	8.49%	8.01%	8.62%	8.79%
Shareholders’ equity as a percentage of assets	9.08	8.59	8.24	7.60	8.43
Tier 1 risk-based capital	13.48	13.16	12.59	12.25	12.31
Total risk-based capital	14.74	14.42	13.85	13.52	13.58
Tier 1 leverage	9.63	9.18	8.95	8.16	8.75

ASSET QUALITY INFORMATION
Allowance for loan losses	$17,470	$17,825	$18,338	$18,278	$23,388
Nonaccrual loans	17,106	15,848	19,879	24,176	45,544
Nonperforming assets	28,194	26,840	31,527	38,921	72,333
Net loans charged-off	705	1,838	540	13,560	4,908
Allowance for loan losses as a percentage of gross loans	2.39%	2.41%	2.50%	2.52%	3.07%
Nonaccrual loans as a percentage of gross loans, other loans held for sale and foreclosed assets	2.30	2.11	2.64	3.21	5.67
Nonperforming assets as a percentage of total assets	2.56	2.34	2.77	3.30	5.96
Net loans charged-off as a percentage of average gross loans	0.39	1.00	0.30	7.29	2.58

OTHER DATA
Number of full service branches	25	25	25	27	27
Number of full-time equivalent employees	322.5	322.5	321.5	322.5	338.5

Overview

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

Our financial results for 2009 through 2013 were significantly impacted by the recession of December 2007 through June 2009 and its aftermath. While the adverse economic conditions have moderated significantly since then, these conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was also impacted by fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57% which resulted in the Company reaching a natural “maturity/life cycle hump” that required a more sophisticated approach to the business.

In response to these challenges and our resulting negative financial results, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including:

•	Reduction in problem assets,

•	Raising $114 million in capital through a Private Placement of the Company’s common stock consummated in October 2010,

•	Repositioning the balance sheet from an asset and liability management standpoint,

•	Rationalizing our branch network and headcount,

•	Refining our infrastructure, technology platform, and process improvements,

•	Focusing on expense reductions and efficiency,

•	Refining our organization structure and lines of business, and re-constituting our executive management and senior leadership team,

•	Implementing new products and services, including specialized lending niches such as Small Business Administration and Corporate Banking,

•	Developing tailored go-to-market strategies and expertise, and

•	Returning to profitability on a quarterly basis.

The Strategic Project Plan also positioned the Bank to be well-prepared for a Consent Order effective June 10, 2010 between the Bank and the FDIC and the South Carolina State Board, which was subsequently terminated effective January 30, 2013.

We returned to quarterly profitability starting in the third quarter 2012. We expect to remain profitable during 2013 and believe our earnings will be more stable and predictable going forward. However, as disclosed in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses will likely fluctuate from period to period.

With the significant completion of many of the strategic initiatives in our Strategic Project Plan, we have transitioned our focus from addressing the significant issues of the past few years to our forward-looking value creation strategy, with particular focus on the client and teammate experiences. Our ongoing strategic decisions and investments will be determined from the perspective of improving the client and teammate experiences, both of which are expected to add value to The Palmetto Bank franchise.

Summary of Financial Results for First Quarter 2013

For the three months ended March 31, 2013, the Company reported net income of $2.2 million compared to a net loss of $587 thousand for the three months ended March 31, 2012. The reported profit in the first quarter 2013 is the third consecutive quarterly profit since returning to quarterly profitability in the third quarter 2012. The results of operations for the first quarter 2013, as compared to the first quarter 2012, were primarily influenced by the following factors:

•

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses, loss on other loans held for sale and loan workout expenses declined from $4.4 million in the first quarter 2012 to $1.0 million in the first quarter 2013 as a result of an overall improvement in credit quality. The improvement in credit quality was significantly influenced by our strategic decision to enter into a bulk sale of problem assets at a loss during the second quarter 2012. Nonperforming and classified assets declined from $72.3 million and $149.1 million at March 31, 2012 to $28.2 million and $73.8 million at March 31, 2013, respectively. Nonperforming assets increased $1.4 million from December 31, 2012 to March 31, 2013, primarily as a result of the addition of one loan with a carrying value of $1.7 million before the application of any specific allowance for loan losses, while classified assets declined $847 thousand during the same period.

•

Net interest income declined $662 thousand and net interest margin increased six basis points to 3.77%. The decline in net interest income was the result of a reduction in average loans and lower investment securities yields from the sale of investment securities during the second and fourth quarters of 2012 partially offset by a reduction in deposit funding costs and a strategic reduction in time deposits.

•

FDIC deposit insurance assessments declined from $651 thousand in the first quarter 2012 to $370 thousand in the first quarter 2013 as a result of an improvement in our FDIC risk category and a lower assessment base.

•

The first quarter 2012 included $328 thousand of expenses associated with our December 2011 announcement to reduce our branch network by four branches through sale or consolidation into existing branches and outsourcing of certain operational functions. These strategic actions were completed by the end of the third quarter 2012.

•

Salaries and personnel expense, excluding expenses associated with the strategic actions noted above, declined $510 thousand as a result of a reduction in average full-time employees (“FTEs”) from 339 during the first quarter 2012 to 323 during the first quarter 2013.

•

Improvement in trust fees resulted primarily from an increase in estate fees over the periods as well as increased fees on certain accounts which was partially offset by a decrease in average assets under management of $13.8 million.

Financial Condition

The discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	March 31, 2013	December 31, 2012	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$60,762	$101,385	$(40,623)	(40.1)%

Total cash and cash equivalents	60,762	101,385	(40,623)	(40.1)

FHLB stock, at cost	1,380	1,811	(431)	(23.8)
Investment securities available for sale, at fair value	265,798	264,502	1,296	0.5
Mortgage loans held for sale	7,056	6,114	942	15.4
Other loans held for sale	776	776	—	—

Loans, gross	730,764	738,282	(7,518)	(1.0)
Less: allowance for loan losses	(17,470)	(17,825)	355	(2.0)

Loans, net	713,294	720,457	(7,163)	(1.0)

Premises and equipment, net	24,597	24,796	(199)	(0.8)
Accrued interest receivable	4,006	3,910	96	2.5
Foreclosed real estate	11,057	10,911	146	1.3
Other assets	10,565	10,794	(229)	(2.1)

Total assets	$1,099,291	$1,145,456	$(46,165)	(4.0)%

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$180,290	$179,695	$595	0.3%
Interest-bearing	791,906	843,547	(51,641)	(6.1)

Total deposits	972,196	1,023,242	(51,046)	(5.0)

Retail repurchase agreements	17,706	15,357	2,349	15.3
Accrued interest payable	216	450	(234)	(52.0)
Other liabilities	9,364	8,027	1,337	16.7

Total liabilities	999,482	1,047,076	(47,594)	(4.5)

Shareholders’ equity
Preferred stock	—	—	—	—
Common stock	127	127	—	—
Capital surplus	143,670	143,342	328	0.2
Accumulated deficit	(36,196)	(38,372)	2,176	(5.7)
Accumulated other comprehensive loss, net of tax	(7,792)	(6,717)	(1,075)	16.0

Total shareholders’ equity	99,809	98,380	1,429	1.5

Total liabilities and shareholders’ equity	$1,099,291	$1,145,456	$(46,165)	(4.0)%

Cash and Cash Equivalents

Cash and cash equivalent balances continue to be elevated as compared to historical levels, and such balances decreased by $40.6 million at March 31, 2013 from December 31, 2012 as a result of funds disbursed totaling $51.0 million related to the net reduction in deposit accounts primarily as a result of not pursuing retention of higher priced certificate of deposit accounts that matured during the quarter. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to investing this cash in higher earning assets.

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

Investment Securities

Composition. The fair value of the investment securities available for sale portfolio represented 24.2% of total assets at March 31, 2013 and 23.1% of total assets at December 31, 2012.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2013			December 31, 2012
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
State and municipal	$10,864	$11,116	4.2%	$11,247	$11,530	4.4%
Collateralized mortgage obligations (federal agencies)	129,740	129,361	48.7	122,444	123,508	46.7
Other mortgage-backed (federal agencies)	60,772	61,767	23.2	62,581	63,817	24.1
SBA loan-backed (federal agency)	63,752	63,554	23.9	65,828	65,647	24.8

Total investment securities available for sale	$265,128	$265,798	100.0%	$262,100	$264,502	100.0%

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at March 31, 2013 by contractual maturity and estimated principal repayment distribution (in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$4,621	3.5%
Due after one year through five years	5,155	3.5
Due after five years through ten years	1,088	1.9
Due after ten years	—	—

State and municipal	10,864	3.4

Due in one year or less	21,953	0.9
Due after one year through five years	27,296	1.1
Due after five years through ten years	80,491	2.2
Due after ten years	—	—

Collateralized mortgage obligations (federal agencies)	129,740	1.5

Due in one year or less	—	—
Due after one year through five years	58,072	1.6
Due after five years through ten years	2,149	2.4
Due after ten years	551	5.1

Other mortgage-backed (federal agencies)	60,772	1.6

Due in one year or less	—	—
Due after one year through five years	34,585	1.3
Due after five years through ten years	15,063	1.9
Due after ten years	14,104	2.6

SBA loan-backed (federal agency)	63,752	1.7

Total investment securities available for sale	$265,128	1.6%

The weighted average duration of the investment securities available for sale portfolio was 3.7 years, based on expected prepayment activity, at March 31, 2013. Given the general expectation of a rising interest rate environment, we are intentionally investing in shorter-duration securities to minimize our interest rate risk if interest rates begin to rise.

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at March 31, 2013 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Freddie Mac	$84,495	$84,421	84.6%
Fannie Mae	7,564	7,580	7.6
Ginnie Mae	37,681	37,360	37.4

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at March 31, 2013 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders’ equity
Fannie Mae	$11,103	$11,171	11.2%
Ginnie Mae	45,388	46,305	46.4

We had no investments in state and municipal investment securities issued by states that individually exceeded 10% of shareholders’ equity at March 31, 2013.

Pledged. At March 31, 2013 and December 31, 2012, securities totaling $101.8 million and $108.2 million, respectively, were pledged to secure funds on deposit from municipalities.

Lending Activities

General. Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans as of, and for the three months ended, March 31, 2013 (in thousands).

Loans, gross
Balance at December 31, 2012	$738,282

Reductions:
Transfers to foreclosed real estate	1,270
Paydowns and other reductions net of loan originations	3,848
Transfers to other loans held for sale	1,695
Net loans charged-off	705

Total reductions	7,518

Balance at March 31, 2013	$730,764

Prior to the Private Placement in 2010, we were focused on deleveraging the loan portfolio both to reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order, which was subsequently terminated in January 2013. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing prudent new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Overall, demand for new loans from credit-worthy borrowers is generally weak and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes in 2012 and 2013 in certain products and markets but it is too soon to know whether such improved origination activity is indicative of a continuing trend.

Other Loans Held for Sale. The following table summarizes activity within other loans held for sale and the related valuation allowance as of, and for the three months ended, March 31, 2013 (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	1,695	—

Total additions	1,695	—

Reductions:
Sales of SBA loans	1,695	—

Total reductions	1,695	—

Balance at March 31, 2013	$2,288	$1,512

During 2012, the Company began originating and selling loans partially guaranteed by the SBA, an agency of the United States (“U.S.”) government. The Company anticipates that such lending will be a normal part of its business strategy going forward and will likely sell the guaranteed portion of these loans into the secondary market. There were no SBA loans included in other loans held for sale at March 31, 2013 and December 31, 2012. Other loans held for sale at March 31, 2013 and December 31, 2012 included two commercial real estate loans constituting one loan relationship with a net carrying value of $776 thousand that are expected to be sold during 2013.

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

	March 31, 2013		December 31, 2012
	Total	% of total	Total	% of total
Commercial real estate	$456,786	62.4%	$459,212	62.1%
Single-family residential	166,389	22.8	168,180	22.8
Commercial and industrial	49,620	6.8	51,661	7.0
Consumer	49,051	6.7	50,574	6.8
Other	9,694	1.3	9,431	1.3

Total loans	$731,540	100.0%	$739,058	100.0%

Less: other loans held for sale	(776)		(776)

Loans, gross	$730,764		$738,282

Mortgage loans serviced for the benefit of others totaled $386.0 million and $388.7 million at March 31, 2013 and December 31, 2012, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by the Company.

Concentrations. Since 2009, we have increased our monitoring of borrower and industry sector concentrations and are limiting additional credit exposure to these concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, our loan workout plans have and have had a particular focus on reducing our concentrations in these segments. Loan workout plans included the sale of certain classified loans during 2012, which resulted in a reduction in such concentrations.

At March 31, 2013, commercial real estate loans, categorized by FDIC code, comprised 62.4% of gross loans and other loans held for sale and 388.4% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At March 31, 2013 and December 31, 2012, $210.9 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings and letters of credit, of which $84.9 million and $79.9 million, respectively, were available as lendable collateral.

At March 31, 2013 and December 31, 2012, $2.3 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that we utilize.

Asset Quality. Given the negative credit quality trends that began in 2008 and accelerated during 2009 and 2010, we performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews identified 57 individual loans that have resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed real estate recorded during the years 2009 through 2012.

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

While asset quality measures remain at historically sub-par levels, such measures generally have improved, particularly in light of the problem asset sales executed during 2012.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	March 31, 2013	December 31, 2012
Commercial real estate
Construction, land development and other land loans	$4,966	$5,467
Multifamily residential	184	—
Nonfarm nonresidential	4,396	3,732

Total commercial real estate	9,546	9,199

Single-family residential
Single-family real estate, revolving, open end loans	794	816
Single-family real estate, closed end, first lien	3,884	4,442
Single-family real estate, closed end, junior lien	266	299

Total single-family residential	4,944	5,557

Commercial and industrial	2,251	826

Credit cards	15	17

All other consumer	349	247

Farmland and other	1	2

Total nonaccrual loans	17,106	15,848

Foreclosed real estate	11,057	10,911
Repossessed personal property	31	81

Total foreclosed real estate and repossessed personal property	11,088	10,992

Total nonperforming assets	$28,194	$26,840

Less: nonaccrual other loans held for sale	(776)	(776)

Adjusted nonperforming assets	$27,418	$26,064

Troubled debt restructurings included in nonaccrual loans above	$2,829	$3,124

Loans*	731,540	739,058

Total assets	1,099,291	1,145,456
Total nonaccrual loans as a percentage of:
loans* and foreclosed real estate and personal property	2.30%	2.11%
total assets	1.56	1.38

Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	3.80%	3.58%
total assets	2.56	2.34

*	includes gross loans and other loans held for sale

Nonaccrual loans are those loans that we have determined offer a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable repayment arrangement has been made with the client. Loans may also be placed in nonaccrual status if we determine that a factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire unamortized basis of the loan has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

Total loans migrating into nonaccrual status declined from $74.2 million for the year ended December 31, 2010 to $34.7 million during the year ended December 31, 2011 to $11.5 million during the year ended December 31, 2012 to $4.5 during the three months ended March 31, 2013. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Two loans with a balance greater than $1 million, one of which was collateralized by residential lots and a golf course development and the other by non-real estate assets, comprised 21% of our nonaccrual loans at March 31, 2013. Both of these loans were out-of-market loans, and one was a purchased participation.

Additional interest income of $155 thousand would have been reported during the three months ended March 31, 2013 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at March 31, 2013 (in thousands).

Construction, land development, and other land	$8,717
Single-family residential	638
Nonfarm nonresidential	1,702

Total foreclosed real estate	$11,057

Included in foreclosed real estate at March 31, 2013 were 77 developed residential lots in two related real estate developments with an aggregate net book value of $8.2 million. In coordination with the owner of one of these communities, we have developed a marketing plan, which is now being executed, to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third party “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing and recent appraisals and sales indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values, particularly in the uncertain current economic environment.

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Foreclosed real estate, beginning of period	$10,911	$27,663
Plus: New foreclosed real estate	1,270	2,276
Less: Proceeds from sale of foreclosed real estate	(765)	(1,922)
Plus: Gain (loss) on sale of foreclosed real estate	57	16
Less: Writedowns and losses charged to expense	(416)	(1,332)

Foreclosed real estate, end of period	$11,057	$26,701

Writedowns charged to expense include writedowns of $322 thousand and $94 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively, during the first quarter 2013.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $27.0 million and $33.3 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.7 million have been recorded on these loans, none of which was charged-off during the first quarter 2013. As of March 31, 2013, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at March 31, 2013 were $4.0 million and $3.2 million, respectively. Additionally, at March 31, 2013, the A and B loans for one of the three loans was accounted for as a troubled debt restructuring.

Five individual loans greater than $1 million comprised $20.2 million (74.7%) of our troubled debt restructurings at March 31, 2013. One of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment and one experienced a reduction in principal. At March 31, 2013, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 4, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 and 7 under our risk rating system and therefore classified as substandard and doubtful) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of March 31, 2013 and December 31, 2012, total potential problem loans totaled $45.3 million and $48.9 million, respectively, of which $19.6 million and $20.1 million, respectively, were troubled debt restructurings. As of March 31, 2013, total potential problem loans have decreased 69.3% from the peak of $147.5 million at June 30, 2010.

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

The allowance for loan losses decreased to $17.5 million, or 2.39% of gross loans, at March 31, 2013, compared to $17.8 million, or 2.41% of gross loans, at December 31, 2012. The decreasing coverage percentage at March 31, 2013 as compared to December 31, 2012 is a result of improvement in our credit quality and reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions.

In general, during 2012 and into 2013 we experienced improving trends in certain credit quality statistics related to our loan portfolio, many of which were positively impacted by the sale of selected classified loans during 2012. Total loans migrating into nonaccrual status have declined from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $17.1 million at March 31, 2013 represent an 84.9% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would also likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have generally stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at March 31, 2013 and indirectly the provision for loan losses for the three months ended March 31, 2013, was determined based on the following specific factors, though not intended to be an all-inclusive list:

•	The impact of the overall economic environment including within our specific geographic market,

•	The cumulative impact of the extended duration of this economic environment on our clients, in particular commercial real estate loans for which we have a heavy concentration,

•

The level of real estate development loans in which the majority of our losses have occurred, although such loans have decreased 74.3% since June 30, 2009 (peak quarter-end real estate development loans),

•

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at March 31, 2013, although, while still at an elevated level, nonperforming assets decreased 80.2% from the peak at March 31, 2010,

•

The trend in our criticized and classified loans which, while still at an elevated level, decreased 3.4% and 1.5%, respectively, from December 31, 2012 and have declined in each of the last twelve quarters,

•	The trend and elevated level of the historical loan loss rates within our loan portfolio,

•	The results of our internal and external loan reviews, and

•	Our individual impaired loan analysis which identified:

•	Improving but continued stress on some borrowers given increasing lack of liquidity, limited bank financing and credit availability, and
•	Stabilizing but still depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	For the three months ended March 31,		For the year ended December 31,
	2013	2012	2012
Allowance for loan losses, beginning of period	$17,825	$25,596	$25,596

Provision for loan losses	350	2,700	13,075

Loans charged-off
Commercial real estate	464	3,751	17,548
Single-family residential	133	1,023	3,314
Commercial and industrial	39	74	376
Consumer	97	241	586
Other	215	161	696

Total loans charged-off	948	5,250	22,520

Recoveries
Commercial real estate	31	79	209
Single-family residential	43	45	648
Commercial and industrial	10	19	168
Consumer	34	61	193
Other	125	138	456

Total loans recovered	243	342	1,674

Net loans charged-off	705	4,908	20,846

Allowance for loan losses, end of period	$17,470	$23,388	$17,825

Average loans, gross	$736,358	$765,265	$745,473
Total loans, gross	730,764	761,687	738,282
Nonaccrual loans (1)	17,106	45,544	15,848
Net loans charged-off as a percentage of average loans, gross	0.39%	2.58%	2.80%
Allowance for loan losses as a percentage of total loans, gross	2.39	3.07	2.41
Allowance for loan losses as a percentage of nonaccrual loans	102.13	51.35	112.47

(1)	Includes $776 thousand of loans classified as other loans held for sale at March 31, 2013 and December 31, 2012 and $7.7 million at March 31, 2012.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs for the three months ended March 31, 2013 and 2012 were charge-offs on loans individually evaluated for impairment totaling $112 thousand and $4.2 million, respectively. The determination was made to take charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At March 31, 2013, we had six loan relationships totaling $26.5 million with a Bank-funded interest reserve. None of these loans were categorized as impaired at March 31, 2013.

In situations where a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment, which is typically liquidation of the underlying collateral, but may also include the present value of estimated future cash flows or, in rare cases, the fair value of the loan itself.

At March 31, 2013 and December 31, 2012, impaired loans totaled $43.9 million and $42.1 million, respectively, of which $27.0 million and $33.3 million, respectively, were classified as troubled debt restructurings.

At March 31, 2013, $22.2 million of our loans evaluated individually for impairment were valued based on the estimated fair value of collateral and $18.6 million were valued based on the present value of estimated future cash flows.

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

For disclosure regarding the changes in the allowance for loan losses and recorded investment in gross loans, see Item 1. Financial Statements, Note 4, Loans.

Portions of the allowance for loan losses may be allocated to specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $199 thousand (0.8%) during the three months ended March 31, 2013, while long-lived assets held for sale remained unchanged during the same period.

The Company is currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a bank-owned branch facility with a net book value of $123 thousand which are classified as long-lived assets held for sale and included in Other assets in the Consolidated Balance Sheets.

Net Deferred Tax Asset

As of March 31, 2013, net deferred tax assets, without regard to any valuation allowance, of $30.8 million were recorded in the Company’s Consolidated Balance Sheet, portions of which include the after-tax impacts of net operating losses generated in 2010, 2011 and 2012 and the effects of realized built-in losses generated in those years. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses over the previous four years, net operating loss carryforward limitations as discussed below, the level of projected future taxable income and available tax planning strategies.

For disclosure regarding the impact of the Private Placement on the Company’s net deferred tax asset, see Item 1. Financial Statements, Note 12, Income Taxes.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. While we maintained a valuation allowance against our net deferred tax asset for financial reporting purposes at March 31, 2013, the net operating losses and net realized built-in losses are able to be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance that may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns.

Deposit Activities

Deposit accounts have historically been our primary source of funds and a competitive strength. These accounts also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges. We set annual targets for deposit accounts in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Given our 106-year history, we have developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base. As a result, we have historically had a lower cost of deposits than our peers due to a higher core deposit mix. This competitive advantage is not as pronounced in the current low interest rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	March 31, 2013		December 31, 2012
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$180,290	18.6%	$179,695	17.6%
Interest-bearing transaction deposit accounts	318,125	32.7	304,149	29.7

Transaction deposit accounts	498,415	51.3	483,844	47.3

Money market deposit accounts	136,938	14.1	129,708	12.7
Savings deposit accounts	73,303	7.5	70,646	6.9
Time deposit accounts	263,540	27.1	339,044	33.1

Total deposits	$972,196	100.0%	$1,023,242	100.0%

In 2010, we introduced a new checking account, MyPal checking, and a new savings account, Smart Savings. Each of these deposit products will be updated and rebranded in the latter half of the second quarter 2013. The MyPal checking account currently includes a $5 monthly fee, which is reduced by $0.25 each time an accountholder uses their debit card. Thus, 20 debit card transactions per month result in no monthly fee to the accountholder. Increased debit card activity benefits the Bank since we earn a per transaction fee from the merchant each time the debit cards are used. In addition, the MyPal checking account includes a competitive interest rate, free checks, free identity theft protection and safety deposit box rental for a period of time and comes with a membership rewards program that provides purchase discounts to the accountholders for items such as airfare, car rental and hotels and savings at a variety of national and local retailers and entertainment companies.

The Smart Savings account is an interest-bearing savings account that can be linked to any of our checking accounts and results in $1 being transferred from the accountholder’s checking account to the Smart Savings account each time the accountholder uses their debit card. The Company matches each transfer $0.10 per each $1 transfer. The maximum match is $250 per year.

On an ongoing basis we evaluate the benefits and features of all of our deposit products. During 2012, we analyzed all account relationships that had a service charge waive status and made the determination for them to remain in waived status or return to assessing status with the result being an expected increase in future revenues. Additionally, during 2012, we introduced eStatements, mobile banking and enhanced online banking account access options which are expected to increase account retention. In the second quarter 2013 we plan to replace our current nonsufficient funds (“NSF”) fee structure of $32 per item (with a daily cap of $192 per day) with a tiered structure of $19 per item for the first item, $29 per item for the second and third item and $37 per item for the fourth and subsequent items per calendar year with a daily cap of $222 per day. The revised NSF pricing structure is expected to reduce the dollar amount of NSF fees for most of our accountholders while increasing overall fees to the Company paid by those accountholders who use this product on a recurring basis.

As a result of the cash received in the Private Placement in 2010, a general lack of loan growth and to manage our net interest margin, we have not pursued retention of maturing higher priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at much lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. Accordingly, the maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. During the three months ended March 31, 2013, $149.0 million of time deposits matured with a weighted average rate of 1.69%. Time deposits totaling $172.9 million are scheduled to mature over the remainder of 2013 with a weighted average rate of 1.14%.

Interest-bearing deposits decreased $51.6 million during the three months ended March 31, 2013 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $595 thousand during the same period primarily as a result of seasonal increases in balances. Deposit accounts continue to be our primary source of funding, and, as part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients. We are also pursuing strategies to increase our transaction deposit accounts in proportion to our total deposits.

In 2010, FDIC deposit insurance on most deposit accounts was permanently increased from $100 thousand to $250 thousand by the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the FDIC’s Temporary Account Guarantee Program provided that all noninterest-bearing transaction accounts (typically business checking accounts) were fully guaranteed by the FDIC for the entire amount of the account through December 31, 2012 after which the unlimited insurance coverage expired. To date we believe we have not experienced any significant changes in deposit balances as a result of the expiration of the FDIC’s Temporary Account Guarantee program.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100,000 or greater at the date indicated and totaled $126.1 million and $179.2 million at March 31, 2013 and December 31, 2012, respectively.

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 1.5% at December 31, 2012 to 1.8% at March 31, 2013. This increase was due to an increase in retail repurchase agreements which constituted 100% of our borrowings at both dates as well as a decrease in total liabilities between the same periods.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options include lines of credit from correspondent banks, FHLB borrowings and the Federal Reserve Discount Window. Such funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB borrowings, may be at fixed or floating rates.

Correspondent Bank Lines of Credit. At March 31, 2013 and December 31, 2012, we had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB borrowings. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as determined by the FHLB. We may borrow from the FHLB for terms up to three years and at amounts of up to 15% of our total assets, subject to availability of collateral.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	March 31, 2013	December 31, 2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$84,864	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	—	—

Total lendable collateral value pledged to serve against FHLB borrowings	$84,864	$79,922

At both March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings from the FHLB.

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Our borrowings from the Discount Window are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The maximum maturity for potential borrowings is overnight. We have not drawn on this availability since its initial establishment in 2009 other than to periodically test our ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Capital

At March 31, 2013, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended March 31,
	2013	2012
Total shareholders’ equity	$99,809	$102,400
Average shareholders’ equity	99,729	106,008

Shareholders’ equity as a percentage of assets	9.08%	8.43%
Average shareholders’ equity as a percentage of average assets	8.93	8.79

Book value per common share	$7.82	$8.04
Cash dividends per common share	—	—
Dividend payout ratio	n/a	n/a

Dividends. In an effort to retain capital, the Board of Directors has not declared or paid a quarterly dividend since the first quarter 2009. The Board of Directors believes that suspension of the dividend was prudent to retain our capital. In addition, the Company must currently obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to our shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and / or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. In 2010, the Basel Committee on Banking Supervision adopted the Basel III capital rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

The balance of gross deferred income taxes at March 31, 2013 represented deferred tax assets and liabilities arising from temporary differences between the financial reporting and income tax bases of various items as of that date. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. Based on this determination, as described in more detail in Net Deferred Tax Asset, we recorded a valuation allowance against our net deferred tax asset at December 31, 2010. Based on our evaluation of the deferred tax asset since that time, we have maintained a valuation allowance to fully offset our net deferred tax asset. Additionally, for regulatory capital purposes, deferred tax assets are limited to the tax benefits which can be realized through carryback to prior years or taxable income in the next twelve months. At March 31, 2013, our entire net deferred tax asset was excluded from Tier 1 and total regulatory capital based on these criteria. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in future periods in an amount that may differ from the amount recognized in capital under GAAP.

Since March 31, 2013, no conditions or events have occurred, of which we are aware, that have resulted in a material change in the Company’s or the Bank’s regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 19, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At March 31, 2013, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,237,548 at April 22, 2013. To date, we have not issued any shares of preferred stock.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 17, Derivative Financial Instruments and Hedging Activities.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowed funds. We may also issue equity securities, although our common stock is not heavily traded on the NASDAQ Capital Market. To date, no preferred stock has been issued, and there can be no guarantees that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher priced funding such as maturing time deposits. At March 31, 2013, we continued to maintain elevated cash levels to fund loan originations and allow for strategic reductions in time deposits.

Liquidity resources and balances at March 31, 2013, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

Cash Flow Needs

In the normal course of business, we enter into various transactions some of which, in accordance with GAAP, are not recorded in our Consolidated Balance Sheets. These transactions may involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets, if any.

Our nonmortgage lending commitments and letters of credit do not meet the criteria to be accounted for at fair value since our commitment letters contain material adverse change clauses. Accordingly, we account for these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at March 31, 2013 and December 31, 2012 was $609 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 16, Commitments, Guarantees and Other Contingencies.

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

First Quarter 2013 Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended March 31,		Dollar	Percent
	2013	2012	variance	variance
Interest income
Interest earned on cash and cash equivalents	$35	$51	$(16)	(31.4)%
Dividends received on FHLB stock	—	12	(12)	(100.0)
Interest earned on investment securities available for sale	1,010	1,636	(626)	(38.3)
Interest and fees earned on loans	9,819	10,326	(507)	(4.9)

Total interest income	10,864	12,025	(1,161)	(9.7)

Interest expense
Interest expense on deposits	895	1,393	(498)	(35.8)
Interest expense on retail repurchase agreements	—	1	(1)	(100.0)

Total interest expense	895	1,394	(499)	(35.8)

Net interest income	9,969	10,631	(662)	(6.2)

Provision for loan losses	350	2,700	(2,350)	(87.0)

Net interest income after provision for loan losses	9,619	7,931	1,688	21.3

Noninterest income
Service charges on deposit accounts, net	1,554	1,674	(120)	(7.2)
Fees for trust, investment management and brokerage services	769	719	50	7.0
Mortgage-banking	571	801	(230)	(28.7)
Automatic teller machine	230	241	(11)	(4.6)
Bankcard services	60	62	(2)	(3.2)
Other	561	433	128	29.6

Total noninterest income	3,745	3,930	(185)	(4.7)

Noninterest expense
Salaries and other personnel	5,098	5,608	(510)	(9.1)
Occupancy	1,067	1,264	(197)	(15.6)
Furniture and equipment	900	891	9	1.0
Professional services	427	466	(39)	(8.4)
FDIC deposit insurance assessment	370	651	(281)	(43.2)
Marketing	142	188	(46)	(24.5)
Loan workout	212	229	(17)	(7.4)
Foreclosed real estate writedowns and expenses	452	1,368	(916)	(67.0)
Loss on other loans held for sale	—	128	(128)	(100.0)
Other	1,707	1,138	569	50.0

Total noninterest expense	10,375	11,931	(1,556)	(13.0)

Income (loss) before provision for income taxes	2,989	(70)	3,059	n/m

Provision for income taxes	813	517	296	57.3

Net income (loss)	$2,176	$(587)	$2,763	n/m %

Common and per share data
Net income (loss)—basic	$0.17	$(0.05)	$0.22	n/m %
Net income (loss)—diluted	0.17	(0.05)	0.22	n/m
Cash dividends	—	—	—	—
Book value	7.82	8.04	(0.22)	(2.7)

Weighted average common shares outstanding—basic	12,650,766	12,637,819
Weighted average common shares outstanding—diluted	12,693,567	12,637,819

Net Interest Income

General. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures how effectively we manage the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $10.0 million for the three months ended March 31, 2013 compared with $10.6 million for the three months ended March 31, 2012. Overall, net interest income for the three months ended March 31, 2013 was impacted by the following:

•

Reduction in interest rates of 525 basis points by the Federal Reserve throughout 2007 and 2008 and a general flattening of the yield curve and a continuation of this low rate environment into 2013. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At March 31, 2013, loans aggregating $170.4 million had interest rate floors of which $117.1 million had floors greater than or equal to 5%.

•

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

•	Foregone interest on nonaccrual loans for the three months ended March 31, 2013 and March 31, 2012 totaling $155 thousand and $342 thousand, respectively.

•

Sales of investment securities of $170.5 million with an average yield of 1.99% during 2012; the proceeds of which were reinvested into investment securities at market rates which were lower than that of the investment securities sold. The investment securities were sold as part of a strategic decision to realize gains on the investment securities portfolio of $10.5 million to offset a portion of the incremental charge-offs and credit expenses resulting from problem asset resolution activities during 2012.

•

Reduction of $41.9 million in total average gross loans and other loans held for sale during the first quarter 2013 as compared to the first quarter 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations given limited loan demand from credit-worthy clients. We continue to take steps to resolve our remaining problem loans; however, we are actively pursuing new loan originations and are keenly focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

•

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank. During the first quarter 2013, time deposits declined $75.5 million which reflected maturities of $149.0 million at a weighted average rate of 1.69%.

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

	For the three months ended March 31,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$58,758	$35	0.24%	$104,922	$51	0.20%
FHLB stock	1,778	—	—	3,502	12	1.38

Investment securities available for sale, taxable (1)	261,499	916	1.40	142,012	721	2.03
Investment securities available for sale, nontaxable (1)	11,354	94	3.31	120,800	915	3.03

Total investment securities available for sale	272,853	1,010	1.48	262,812	1,636	2.49

Loans (2)	739,962	9,819	5.38	780,653	10,326	5.32

Total interest-earning assets	1,073,351	10,864	4.10	1,151,889	12,025	4.20

Noninterest-earning assets
Cash and cash equivalents	10,679			10,484
Allowance for loan losses	(17,711)			(24,713)
Premises and equipment, net	24,747			25,607
Accrued interest receivable	3,856			4,926
Foreclosed real estate	11,204			27,045
Other assets	10,964			11,214

Total noninterest-earning assets	43,739			54,563

Total assets	$1,117,090			$1,206,452

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$303,934	$9	0.01%	$304,272	$11	0.01%
Money market deposit accounts	132,994	8	0.02	143,479	19	0.05
Savings deposit accounts	72,295	2	0.01	60,792	2	0.01
Time deposit accounts	304,923	876	1.17	390,896	1,361	1.40

Total interest-bearing deposits	814,146	895	0.45	899,439	1,393	0.62

Retail repurchase agreements	16,643	—	—	25,306	1	0.02
Other short-term borrowings	13	—	—	47	—	—
FHLB borrowings	1	—	—	—	—	—

Total interest-bearing liabilities	830,803	895	0.44	924,792	1,394	0.61

Noninterest-bearing liabilities
Noninterest-bearing deposits	177,974			164,022
Accrued interest payable	444			610
Other liabilities	8,140			11,020

Total noninterest-bearing liabilities	186,558			175,652

Total liabilities	1,017,361			1,100,444

Shareholders’ equity	99,729			106,008

Total liabilities and shareholders’ equity	$1,117,090			$1,206,452

NET INTEREST INCOME / NET INTEREST MARGIN		$9,969	3.77%		$10,631	3.71%

(1)	The average balances for investment securities include the applicable unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the three months ended March 31, 2013 compared with the three months ended March 31, 2012
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(35)	$19	$(16)
FHLB stock	(4)	(8)	(12)
Investment securities available for sale	65	(691)	(626)
Total loans	(651)	144	(507)

Total interest income	(625)	(536)	(1,161)

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Transaction deposit accounts	—	(2)	(2)
Money market deposit accounts	(1)	(10)	(11)
Savings deposit accounts	—	—	—
Time deposit accounts	(275)	(210)	(485)

Total interest expense on deposits	(276)	(222)	(498)

Retail repurchase agreements	—	(1)	(1)

Total interest expense	(276)	(223)	(499)

Net interest income	$(349)	$(313)	$(662)

Provision for Loan Losses

Provision for loan losses decreased from $2.7 million during the three months ended March 31, 2012 to $350 thousand during the three months ended March 31, 2013. The reduction in the provision for loan losses reflects a reduction in net charge-offs of $4.2 million and significant improvement in our credit quality measures over the last year. Although nonaccrual loans increased $1.4 million from December 31, 2012 to March 31, 2013, primarily as a result of the addition of one loan with a carrying value of $1.7 million before the application of any specific allowance for loan losses, classified loans declined $943 thousand during the same period. Since March 31, 2012, our nonaccrual loans declined 62.4%, and classified loans declined 48.8%. The allowance for loan losses as a percentage of gross loans declined from 3.07% at March 31, 2012 and 2.41% at December 31, 2012 to 2.39% at March 31, 2013. The reduction in the provision for loan losses also reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions. The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Service charges on deposit accounts, net	$1,554	$1,674
Fees for trust, investment management and brokerage services	769	719
Mortgage-banking	571	801
Automatic teller machine	230	241
Bankcard services	60	62
Other	561	433

Total noninterest income	$3,745	$3,930

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% and 1.4% of average transaction deposit balances for the three months ended March 31, 2013 and 2012, respectively. The reduction in these service charges reflects an overall increase in average transaction account balances which reduced NSF income and service charge income for those accounts that have minimum balance or earnings credit offsets.

Fees for Trust, Investment Management and Brokerage Services. The increase in trust, investment management and brokerage services during the three months ended March 31, 2013 compared with same period of 2012 was the result of an increase in brokerage service fees of $6 thousand and an increase in trust fees of $44 thousand. Improvement in trust fees resulted primarily from an increase in estate fees over the periods as well as increased fees on certain accounts which was partially offset by a decrease in average assets under management of $13.8 million.

The average market value of trust assets under management decreased from $266.5 million during the three months ended March 31, 2012 to $252.7 million during the three months ended March 31, 2013. The market value of assets under management is impacted by market value changes in client balances, account distributions at the request of clients and new business generated during the year.

Brokerage income increased from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily as a result of a change in the mix and type of accounts under management. The average market value of brokerage assets under management increased from $181.0 million during the three months ended March 31, 2012 to $192.7 million during the three months ended March 31, 2013. Assets under management increased as a result of overall market appreciation over the past year and the addition of new assets under management.

In April 2013, we entered into agreements with Thomasville National Bank (“TNB”) and Investment Professionals, Inc. (“IPI”) to enhance the delivery of our trust and brokerage services, respectively. Under the agreement entered into with TNB, we will transfer designated our trust-related accounts to TNB and our trust officers, along with the corresponding fiduciary and operational responsibilities, and will earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts referred to TNB. The account transfer to TNB is expected to close in June 2013. Similarly, we entered into a marketing agreement with IPI in April 2013 through which IPI will provide brokerage services to our clients, and we will earn a percentage of the ongoing revenues generated from the existing and new brokerage assets managed by IPI. The agreement with IPI is expected to close in August 2013. The agreements are part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended March 31,		Dollar	Percent
	2013	2012	variance	variance
Mortgage-servicing fees	$252	$244	$8	3.3%
Gain on sale of mortgage loans held for sale	549	564	(15)	(2.7)
Mortgage-servicing rights portfolio amortization and impairment	(217)	(207)	(10)	4.8
Derivative loan commitment income	13	48	(35)	(72.9)
Forward sales commitment income (expense)	(89)	60	(149)	(248.3)
Other	63	92	(29)	(31.5)

Total mortgage-banking income	$571	$801	$(230)	(28.7)%

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.25%

The decreased gain on sale of mortgage loans was the result of lower volumes of loans originated and sold during the first quarter 2013 as compared with the first quarter 2012. Mortgage loans held for sale originated during the three months ended March 31, 2013 and March 31, 2012 totaled $19.8 million and $21.1 million, respectively, while proceeds from sales over the same periods were $19.4 million and $22.5 million, respectively.

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment until the loan is sold at which time the remaining deferral is included in gain on sale of mortgage loans held for sale. Net deferred loan origination fees declined from the three months ended March 31, 2012 to the three months ended March 31, 2013 further contributing to the decline in gain on sale of mortgage loans.

Mortgage-banking income during the three months ended March 31, 2013 was also negatively impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Other. Other noninterest income increased $128 thousand (29.6%) during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of gains on sales of SBA loans of $173 thousand. During 2012, we hired a dedicated lender with significant experience in the origination and sale SBA loans to provide additional sources of revenue. This increase was partially offset by a decrease in net debit card income of $43 thousand.

Noninterest Expense

General. In connection with the Strategic Project Plan and additional strategic and tactical actions to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on identifying and implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Examples of actions that have resulted in reductions to our overall expense base include:

•	Freezing most teammate salaries from May 2009 to February 2011 and from February 2012 through February 2013,

•	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,

•

Suspending the Company’s ongoing regular match under the 401(k) Plan in January 2012, which was replaced with a discretionary match that may be paid upon our reaching an appropriate level of profitability,

•	Reducing marketing expenses and corporate contributions to not-for-profit organizations,

•	Eliminating officer perquisites,

•	Outsourcing and co-sourcing of certain operational functions,

•	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,

•	Process improvements related to the retail banking network and lending processes,

•	Consolidating two branches and selling two branches in March 2012 and July 2012, respectively, and

•	More fully leveraging existing technology, implementing more advanced technology and other process improvements.

Furthermore, the sale of problem assets in 2012 has resulted in reduced writedowns resulting from receipt of ongoing appraisals and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Salaries and other personnel	$5,098	$5,608
Occupancy	1,067	1,264
Furniture and equipment	900	891
Professional services	427	466
FDIC deposit insurance assessment	370	651
Marketing	142	188
Loan workout	212	229
Foreclosed real estate writedowns and expenses	452	1,368
Loss on other loans held for sale	—	128
Other	1,707	1,138

Total noninterest expense	$10,375	$11,931

Salaries and Other Personnel. Salaries and other personnel expense decreased $510 thousand (9.4%) from the three months ended March 31, 2012 to the three months ended March 31, 2013 as a result of decreased salaries due to a decline in average FTEs from 345 during the first quarter 2012 to 323 during the first quarter 2013 and reductions in medical insurance premiums, pension plan expense and the use of contract labor. The decline was also due to $50 thousand in severance and retention expense recorded in the first quarter 2012 in connection with our branch reduction actions and certain other strategic actions announced in December 2011.

Notwithstanding our actions to reduce salaries and other personnel expense, we are continually working to ensure our overall compensation structure remains competitive with the industry as we continue to compete for talent.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $188 thousand (8.7%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of lower expenses associated with the branch consolidations on March 30, 2012. These reductions were partially offset by the cost of planned technology initiatives designed to enhance the client experience and increase operational efficiencies.

Professional Services. Professional services expense decreased $39 thousand (8.4%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of lower expenses associated with our actions to reduce the branch network and outsource and co-source certain operational functions during the first quarter 2012. Professional services expense is expected to increase during 2013 in connection with our planned initiatives designed to enhance the client experience and increase operational efficiencies.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $281 thousand (43.2%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The reduction is attributed to a decline in our assessment base, which is computed by reducing average total assets by average tangible equity, and an improved risk category resulting from our most recent regulatory examination.

Marketing. Marketing expense decreased $46 thousand (24.5%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of fewer marketing campaigns and website redesign services as compared to last year. Quarterly marketing expenses during 2013 are expected to increase over the amount reported for the three months ended March 31, 2013 based on the timing and duration of planned marketing campaigns and initiatives.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the sale of problem assets in 2012 and resulting overall reduction in problem assets, our loan workout expenses have declined and are expected to be lower and less volatile going forward.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $452 thousand for the three months ended March 31, 2013 compared to $1.4 million for the three months ended March 31, 2012. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. The level of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

Included in foreclosed real estate at March 31, 2013 were 77 developed residential lots in two related real estate developments with an aggregate net book value of $8.2 million. In coordination with the owner of one of these communities, we have developed a marketing plan, which is now being executed, to sell these lots. Due to the number of lots owned, recent changes in ownership of related developments and the current depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

With the exception of these residential lots, we have sold most of the more significant assets including the assets that involved higher operating costs (e.g. assisted living facilities and golf courses). Given the sale of problem assets in 2012, we expect our foreclosed real estate writedowns and expenses to remain at an overall reduced level and be more predicable going forward.

Loss on Other Loans Held for Sale. Loss on other loans held for sale decreased $128 thousand (100.0%) from the three months ended March 31, 2012 to the three months ended March 31, 2013. Loss on other loans held for sale represents writedowns and losses on sales of loans classified as other loans held for sale. The decline in loss on other loans held for sale is a result of a reduction in the number of loans included in this portfolio and the lack of any sales activity or lower of cost or market value adjustments during the first quarter 2013.

Other. Other noninterest expense increased $569 thousand (50.0%) from the three months ended March 31, 2012 to the three months ended March 31, 2013. Included in this financial statement line item and contributing to this increase were the following:

•	An increase in the provision for unfunded commitments of $381 thousand resulting from loan origination activity during the quarter for which lending commitments had not yet been drawn upon.

•

An increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense.

Provision for Income Taxes

For the three months ended March 31, 2013 and March 31, 2012, income tax provisions of $813 thousand and $517 thousand, respectively, were recorded. The provision for income taxes for the three months ended March 31, 2013 included $99 thousand for state income tax, $56 thousand for federal alternative minimum tax and $658 thousand to increase the net deferred tax asset valuation allowance to offset higher net deferred tax assets arising from changes in the net unrealized gain on investment securities available for sale. The provision for income taxes for the three months ended March 31, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the net unrealized gain on investment securities available for sale.

The Company currently has a full valuation allowance on its net deferred tax asset of $30.8 million at March 31, 2013. As long as all or a portion of the valuation allowance remains, the quarterly provision (benefit) for income taxes will be impacted each quarter by changes in deferred taxes related to unrealized gains and losses in the available for sale securities portfolio and defined benefit pension plan included in other comprehensive income. The quarterly provision (benefit) for income taxes will also reflect a provision for estimated state income taxes since South Carolina tax law does not allow the use of net operating loss carryforwards as an offset to current period taxable income.

For additional disclosure regarding the valuation allowance on the net deferred tax asset and the provision for income taxes, see Critical Accounting Policies and Estimates and Item 1. Financial Statements, Note 12, Income Taxes.

Recently Issued / Adopted Authoritative Pronouncements

For disclosure regarding recently issued and recently adopted authoritative pronouncements and their expected impact on our business, financial condition, results of operations and cash flows, See Item 1. Financial Statements, Note 1, Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of March 31, 2013, the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100 and 200 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest rate environment, we have not prepared parallel interest rate scenarios for downward movements in interest rates of 300 and 400 basis points. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods, which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	10.49%
Up 300 basis points	7.35
Up 200 basis points	4.31
Up 100 basis points	1.55
Base
Down 100 basis points	(3.95)
Down 200 basis points	(5.62)
Down 300 basis points	n/a
Down 400 basis points	n/a

(1)	The rising 100, 200, 300 and 400 basis point and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

•	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics.

•	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

•	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I – Financial Information, Item 1. Financial Statements, Note 16, Commitments, Guarantees and Other Contingencies, contained herein for disclosures required by this item.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect our business, financial condition, results of operations or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin

Samuel L. Erwin

Chief Executive Officer

Palmetto Bancshares, Inc.

(Principal Executive Officer)

/s/ Roy D. Jones

Roy D. Jones

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*^	The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL; (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income (Loss) for the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for three months ended March 31, 2013 and March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (vi) Notes to Consolidated Financial Statements

^	Filed with this Quarterly Report on Form 10-Q
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.