Form 10-Q
period 2013-06-30
PALMETTO BANCSHARES INC
filed 2013-07-31
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,

every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer,

or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"

in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common stock, $0.01 par value	12,772,344

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$62,668	$101,385
Total cash and cash equivalents	62,668	101,385

Federal Home Loan Bank stock, at cost	1,380	1,811
Investment securities available for sale, at fair value	246,501	264,502
Mortgage loans held for sale	2,934	6,114
Other loans held for sale	-	776

Loans, gross	741,355	738,282
Less: allowance for loan losses	(17,218)	(17,825)
Loans, net	724,137	720,457

Premises and equipment, net	24,052	24,796
Accrued interest receivable	3,502	3,910
Foreclosed real estate	8,296	10,911
Deferred tax asset, net	1,273	-
Other assets	10,479	10,794
Total assets	$1,085,222	$1,145,456

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$188,197	$179,695
Interest-bearing	770,644	843,547
Total deposits	958,841	1,023,242

Retail repurchase agreements	18,312	15,357
Accrued interest payable	148	450
Other liabilities	8,805	8,027
Total liabilities	986,106	1,047,076

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,772,344 and 12,754,045 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	127	127
Capital surplus	143,975	143,342
Accumulated deficit	(34,697)	(38,372)
Accumulated other comprehensive loss, net of tax	(10,289)	(6,717)
Total shareholders' equity	99,116	98,380

Total liabilities and shareholders' equity	$1,085,222	$1,145,456

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended June 30,
	2013	2012
Interest income
Interest earned on cash and cash equivalents	$24	$72
Dividends received on Federal Home Loan Bank stock	21	13
Interest earned on investment securities available for sale
State and municipal (nontaxable)	75	669
Collateralized mortgage obligations (taxable)	434	387
Other mortgage-backed (taxable)	262	207
SBA loan-backed (taxable)	193	49
Interest and fees earned on loans	9,719	10,025
Total interest income	10,728	11,422

Interest expense
Interest expense on deposits	502	1,339
Interest expense on retail repurchase agreements	1	-
Total interest expense	503	1,339

Net interest income	10,225	10,083

Provision for loan losses	670	8,450

Net interest income after provision for loan losses	9,555	1,633

Noninterest income
Service charges on deposit accounts, net	1,603	1,669
Fees for trust, investment management and brokerage services	905	870
Mortgage-banking	564	832
Automatic teller machine	259	248
Bankcard services	64	57
Investment securities gains, net	331	9,859
Other	511	428
Total noninterest income	4,237	13,963

Noninterest expense
Salaries and other personnel	5,310	5,335
Occupancy	1,047	1,064
Furniture and equipment	918	834
Professional services	556	424
FDIC deposit insurance assessment	358	446
Marketing	338	374
Foreclosed real estate writedowns and expenses	2,280	6,966
Loss (gain) on other loans held for sale	(326)	2,406
Loan workout	240	158
Other	1,190	1,227
Total noninterest expense	11,911	19,234

Income (loss) before provision for income taxes	1,881	(3,638)

Provision for income taxes	382	3,511

Net income (loss)	$1,499	$(7,149)

Common and per share data
Net income (loss) - basic	$0.12	$(0.57)
Net income (loss) - diluted	0.12	(0.57)
Cash dividends	-	-
Book value	7.76	7.04

Weighted average common shares outstanding - basic	12,652,355	12,638,160
Weighted average common shares outstanding - diluted	12,737,369	12,638,160

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six months ended June 30,
	2013	2012
Interest income
Interest earned on cash and cash equivalents	$59	$123
Dividends received on Federal Home Loan Bank stock	21	25
Interest earned on investment securities available for sale
State and municipal (nontaxable)	169	1,584
Collateralized mortgage obligations (taxable)	865	896
Other mortgage-backed (taxable)	493	419
SBA loan-backed (taxable)	447	49
Interest and fees earned on loans	19,538	20,351
Total interest income	21,592	23,447

Interest expense
Interest expense on deposits	1,397	2,732
Interest expense on retail repurchase agreements	1	1
Total interest expense	1,398	2,733

Net interest income	20,194	20,714

Provision for loan losses	1,020	11,150

Net interest income after provision for loan losses	19,174	9,564

Noninterest income
Service charges on deposit accounts, net	3,157	3,343
Fees for trust, investment management and brokerage services	1,674	1,589
Mortgage-banking	1,135	1,633
Automatic teller machine	489	489
Bankcard services	124	119
Investment securities gains, net	331	9,859
Other	1,072	861
Total noninterest income	7,982	17,893

Noninterest expense
Salaries and other personnel	10,408	10,943
Occupancy	2,114	2,328
Furniture and equipment	1,818	1,725
Professional services	983	890
FDIC deposit insurance assessment	728	1,097
Marketing	480	562
Foreclosed real estate writedowns and expenses	2,732	8,334
Loss (gain) on other loans held for sale	(326)	2,534
Loan workout	452	387
Other	2,897	2,365
Total noninterest expense	22,286	31,165

Income (loss) before provision for income taxes	4,870	(3,708)

Provision for income taxes	1,195	4,028

Net income (loss)	$3,675	$(7,736)

Common and per share data
Net income (loss) - basic	$0.29	$(0.61)
Net income (loss) - diluted	0.29	(0.61)
Cash dividends	-	-
Book value	7.76	7.04

Weighted average common shares outstanding - basic	12,651,565	12,637,990
Weighted average common shares outstanding - diluted	12,709,620	12,637,990

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$1,499	$(7,149)	$3,675	$(7,736)

Other comprehensive income (loss), before tax
Investment securities available for sale
Increase (decrease) in net unrealized gains	(3,695)	607	(5,426)	(755)
Reclassification adjustment of gains included in net income (loss)	(331)	(9,859)	(331)	(9,859)
Decrease in net unrealized gains on investment securities available for sale	(4,026)	(9,252)	(5,757)	(10,614)

Other comprehensive loss, before tax	(4,026)	(9,252)	(5,757)	(10,614)

Benefit for income taxes related to items of other comprehensive loss	1,529	3,511	2,185	4,028

Other comprehensive loss, net of tax	(2,497)	(5,741)	(3,572)	(6,586)

Comprehensive income (loss)	$(998)	$(12,890)	$103	$(14,322)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Accumulated	comprehensive
	stock	stock	surplus	deficit	loss, net	Total

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(7,736)		(7,736)
Other comprehensive loss, net of tax					(6,586)	(6,586)
Compensation expense related to stock options granted under equity award plans			250			250
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	25,633		362			362
Other changes	19

Balance at June 30, 2012	12,752,040	$127	$142,845	$(44,244)	$(8,956)	$89,772

Balance at December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				3,675		3,675
Other comprehensive loss, net of tax					(3,572)	(3,572)
Compensation expense related to stock options granted under equity award plans			244			244
Common stock issued related to restricted stock granted under equity award plans	18,298		389			389
Other changes	1

Balance at June 30, 2013	12,772,344	$127	$143,975	$(34,697)	$(10,289)	$99,116

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six months ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$3,675	$(7,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,277	1,330
Amortization of unearned discounts / premiums on investment securities available for sale, net	2,927	2,586
Deferred income tax expense	912	4,028
Increase in income tax refunds receivable	-	(510)
Provision for loan losses	1,020	11,150
Gain on sales of mortgage loans held for sale, net	(1,068)	(1,074)
Gain on sales of SBA loans	(207)	-
Loss (gain) on other loans held for sale	(326)	2,534
Writedowns, gains and losses on sales of foreclosed real estate, net	2,569	8,077
Investment securities gains, net	(331)	(9,859)
Originations of mortgage loans held for sale	(34,931)	(41,845)
Proceeds from sales of mortgage loans held for sale	39,179	42,778
Proceeds from sales of SBA loans	2,222	-
Proceeds from sales of other loans held for sale	1,102	13,718
Compensation expense on equity based awards	633	612
Decrease in interest receivable and other assets, net	723	1,548
Increase (decrease) in interest payable and other liabilities, net	476	(1,380)
Net cash provided by operating activities	19,852	25,957

Investing Activities
Proceeds from sales of investment securities available for sale	28,559	151,864
Proceeds from maturities of investment securities available for sale	2,915	2,700
Purchases of investment securities available for sale	(53,535)	(175,555)
Repayments on investment securities available for sale	31,709	31,242
Proceeds from redemption of Federal Home Loan Bank stock	431	1,318
Repayments on other loans held for sale	-	70
(Increase) decrease in gross loans, net	(8,186)	10,353
Proceeds on sale of foreclosed real estate	1,517	9,064
Purchases of premises and equipment, net	(533)	(500)
Net cash provided by investing activities	2,877	30,556

Financing Activities
Increase in transaction, money market and savings deposit accounts, net	28,633	15,028
Decrease in time deposit accounts, net	(93,034)	(16,532)
Increase (decrease) in retail repurchase agreements, net	2,955	(5,598)
Net cash used for financing activities	(61,446)	(7,102)
Net change in cash and due from banks	(38,717)	49,411
Cash and due from banks at beginning of period	101,385	102,952
Cash and due from banks at end of period	$62,668	$152,363

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$1,700	$2,770
Income tax paid, net	272	510
Significant noncash activities
Decrease in net unrealized gains on investment securities available for sale, net of tax	(3,572)	(6,586)
Loans transferred from gross loans to other loans held for sale	2,015	19,722
Loans transferred from gross loans to foreclosed real estate, at fair value	1,471	2,347
Loans transferred from other loans held for sale to gross loans, at fair value	-	1,318
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	-	1,814

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank specializes in offering personalized community banking services to individuals and small to mid-size businesses including Retail Banking (including mortgage loans, credit cards and indirect automobile loans), Commercial Banking (including Small Business Administration (“SBA”) loans, Business Banking, Corporate Banking, Treasury Management and Merchant Services) and Wealth Management services (including Trust, Investments, Private Banking, Financial Planning and Insurance) throughout our primary market area of northwest South Carolina (commonly referred to as the “Upstate”).

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Palmetto Bancshares, Inc., the Bank and subsidiaries of the Bank (also collectively referred to as the “Company,” “we,” “us” or “our”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements at and for the three and six months ended June 30, 2013 and 2012 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 (the “2012 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. The Company has financial information for certain of these lines of business, but the content of this information indicates these other lines of business do not constitute reportable segments. Accordingly, at June 30, 2013 the Company had one reportable operating segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net loss, comprehensive loss or shareholders’ equity as previously reported.

Recently Adopted Authoritative Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) in balance sheets. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. The Company adopted ASU 2011-11 on January 1, 2013. The required disclosures are to be provided retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) to address implementation issues regarding the scope of ASU 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that ASU 2011-11 only applies to certain derivatives accounted for in accordance with the Derivatives and Hedging topic of ASC 2011-11 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for the Company on January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Authoritative Pronouncements

In July 2013, the FASB issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). The provisions are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application permitted.

The Company does not expect the adoption of ASU 2013-10 and ASU 2013-11 to have a material impact on its financial position, results of operations and cash flows.

2. Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. For the maintenance period ended on July 10, 2013, based on reported liabilities from May 28, 2013 through June 10, 2013, the Federal Reserve required the Bank to maintain reserves of $13.3 million. After taking into consideration the Bank’s levels of vault cash, reserves of $3.9 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $705 thousand and $704 thousand at June 30, 2013 and December 31, 2012, respectively.

3. Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss) and fair values of investment securities available for sale at the dates indicated (in thousands). At June 30, 2013 and December 31, 2012, the Company did not have any investment securities classified as trading or held-to-maturity.

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$8,270	$206	$(73)	$8,403
Collateralized mortgage obligations (federal agencies)	111,617	101	(3,515)	108,203
Other mortgage-backed (federal agencies)	89,514	163	(462)	89,215
SBA loan-backed (federal agency)	40,455	291	(66)	40,680
Total investment securities available for sale	$249,856	$761	$(4,116)	$246,501

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$11,247	$283	$-	$11,530
Collateralized mortgage obligations (federal agencies)	122,444	1,219	(155)	123,508
Other mortgage-backed (federal agencies)	62,581	1,328	(92)	63,817
SBA loan-backed (federal agency)	65,828	182	(363)	65,647
Total investment securities available for sale	$262,100	$3,012	$(610)	$264,502

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	June 30, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,012	$73	-	$-	$-	1	$1,012	$73
Collateralized mortgage obligations (federal agencies)	23	95,167	3,494	6	2,962	21	29	98,129	3,515
Other mortgage-backed (federal agencies)	16	45,276	416	1	3,363	46	17	48,639	462
SBA loan-backed (federal agency)	2	4,530	54	1	1,270	12	3	5,800	66
Total investment securities available for sale	42	$145,985	$4,037	8	$7,595	$79	50	$153,580	$4,116

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	7	$23,301	$109	9	$9,547	$46	16	$32,848	$155
Other mortgage-backed (federal agencies)	3	14,586	92	-	-	-	3	14,586	92
SBA loan-backed (federal agency)	6	25,115	363	-	-	-	6	25,115	363
Total investment securities available for sale	16	$63,002	$564	9	$9,547	$46	25	$72,549	$610

Other-Than-Temporary Impairment

Based on our other-than-temporary impairment analysis at June 30, 2013, we concluded that gross unrealized losses detailed in the preceding table were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at June 30, 2013. An “Aaa” rating is based not only on the credit of the issuer but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and	Collateralized mortgage obligations (federal	Other mortgage-backed (federal	SBA loan-backed (federal
	municipal	agencies)	agencies)	agency)
Aaa	-%	100%	100%	100%
Aa1 - A1	79	-	-	-
Baa2	5	-	-	-
Not rated	16	-	-	-
Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at June 30, 2013.

	State and	Collateralized mortgage obligations (federal	Other mortgage-backed (federal	SBA loan-backed (federal
	municipal	agencies)	agencies)	agency)
Aaa	-%	-%	1%	-%
Aa+	-	100	99	100
Aa - Aa-	30	-	-	-
Not rated	70	-	-	-
Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at June 30, 2013.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at June 30, 2013 by contractual maturity and estimated principal repayment distribution (in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$4,036	$4,103
Due after one year through five years	3,149	3,288
Due after five years through ten years	1,085	1,012
Due after ten years	-	-
State and municipal	8,270	8,403

Due in one year or less	13,903	13,941
Due after one year through five years	17,419	17,076
Due after five years through ten years	80,295	77,186
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	111,617	108,203

Due in one year or less	213	230
Due after one year through five years	68,829	68,793
Due after five years through ten years	18,433	18,122
Due after ten years	2,039	2,070
Other mortgage-backed (federal agencies)	89,514	89,215

Due in one year or less	-	-
Due after one year through five years	9,786	9,810
Due after five years through ten years	19,119	19,180
Due after ten years	11,550	11,690
SBA loan-backed (federal agency)	40,455	40,680

Total investment securities available for sale	$249,856	$246,501

The weighted average duration of the investment securities available for sale portfolio was 3.8 years, based on expected prepayment activity, at June 30, 2013.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	June 30,	December 31,
	2013	2012
Public funds deposits	$110,413	$106,642
Federal Reserve line of credit	1,427	1,583
Total	$111,840	$108,225

4.  Loans

In the tables below, loan classes are based on the Federal Deposit Insurance Corporation’s (“FDIC”) classification code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

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

	June 30, 2013		December 31, 2012
	Total	% of total	Total	% of total

Commercial real estate	$449,619	60.6%	$459,212	62.1%
Single-family residential	170,735	23.0	168,180	22.8
Commercial and industrial	63,993	8.6	51,661	7.0
Consumer	48,480	6.6	50,574	6.8
Other	8,528	1.2	9,431	1.3
Total loans	$741,355	100.0%	$739,058	100.0%
Less: other loans held for sale	-		(776)
Loans, gross	$741,355		$738,282

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Net unearned income and deferred fees totaled $449 thousand and $320 thousand at June 30, 2013 and December 31, 2012, respectively.

Pledged

To borrow from the Federal Home Loan Bank (the “FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At June 30, 2013 and December 31, 2012, $201.0 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings of which $81.5 million and $79.9 million, respectively, were available as lendable collateral.

At June 30, 2013 and December 31, 2012, $2.2 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $2.0 million and $2.2 million, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at June 30, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$69,335	9.3%	58.0%
Multifamily residential	11,196	1.5	9.4
Nonfarm nonresidential	369,088	49.8	308.8
Total loans secured by commercial real estate	$449,619	60.6%	376.2%

The following table further categorizes loans secured by commercial real estate at June 30, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$21,826	2.9%	18.3%
Land development - commercial	6,941	0.9	5.8
Land development - residential	7,808	1.1	6.5
Commercial construction:
Retail	4,173	0.6	3.5
Multifamily	524	0.1	0.4
Industrial and warehouse	766	0.1	0.6
Miscellaneous commercial	12,616	1.7	10.6
Total development commercial real estate loans	54,654	7.4	45.7

Existing and other commercial real estate loans
Secured by:
Hotel / motel	57,628	7.8	48.2
Retail	26,208	3.5	21.9
Office	10,936	1.5	9.2
Multifamily	11,196	1.5	9.4
Industrial and warehouse	8,387	1.1	7.0
Healthcare	14,223	1.9	11.9
Miscellaneous commercial	112,410	15.2	94.1
Residential construction - speculative	370	-	0.3
Total existing and other commercial real estate loans	241,358	32.5	202.0

Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	139,348	18.8	116.6
Commercial construction - owner occupied	7,397	1.0	6.2
Residential construction - contract	6,862	0.9	5.7
Total commercial real estate owner occupied and residential loans	153,607	20.7	128.5

Total loans secured by commercial real estate	$449,619	60.6%	376.2%

Asset Quality

The following table summarizes various internal credit quality indicators of gross loans, by class, at June 30, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	8,785	283	78,537	87,605
Grade 4	28,144	1,381	166,570	196,095
Grade W	8,432	9,342	64,670	82,444
Grade 5	2,021	-	20,326	22,347
Grade 6	5,078	181	37,066	42,325
Grade 7	803	-	1,615	2,418
Not risk rated*	16,072	9	304	16,385
Total	$69,335	$11,196	$369,088	$449,619

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$2,151
Grade 2	1,122
Grade 3	8,291
Grade 4	41,678
Grade W	5,938
Grade 5	864
Grade 6	3,416
Grade 7	480
Not risk rated	53
Total	$63,993

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$60,777	$101,211	$4,067	$166,055
Nonperforming	912	3,494	274	4,680
Total	$61,689	$104,705	$4,341	$170,735

	Credit cards	Consumer-other	Total consumer
Performing	$-	$48,250	$48,250
Nonperforming	5	225	230
Total	$5	$48,475	$48,480

Other
Performing	$8,527
Nonperforming	1
Total	$8,528

The following table summarizes various internal credit quality indicators on gross loans and other loans held for sale, by class, at December 31, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$-	$-	$2,643	$-	$2,643
Grade 2	-	-	-	-	-
Grade 3	10,384	404	83,554	-	94,342
Grade 4	22,384	1,391	151,956	-	175,731
Grade W	6,735	2,431	73,306	-	82,472
Grade 5	3,354	7,183	28,910	-	39,447
Grade 6	4,000	246	38,328	-	42,574
Grade 7	2,780	-	1,801	776	5,357
Not risk rated*	16,486	4	156	-	16,646
	$66,123	$11,659	$380,654	$776	$459,212
Less: Commercial real estate included in other loans held for sale					(776)
Total					$458,436

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$3,462
Grade 2	208
Grade 3	7,210
Grade 4	28,293
Grade W	7,330
Grade 5	677
Grade 6	3,701
Grade 7	732
Not risk rated	48
Total	$51,661

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,935	$99,080	$4,608	$162,623
Nonperforming	816	4,442	299	5,557
Total	$59,751	$103,522	$4,907	$168,180

	Credit cards	Consumer-other	Total consumer
Performing	$-	$50,310	$50,310
Nonperforming	17	247	264
Total	$17	$50,557	$50,574

Other
Performing	$9,429
Nonperforming	2
Total	$9,431

The following table summarizes delinquencies, by class, at June 30, 2013 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$218	$3,970	$4,188	$65,147	$69,335
Multifamily residential	-	181	181	11,015	11,196
Nonfarm nonresidential	1,120	5,196	6,316	362,772	369,088
Total commercial real estate	1,338	9,347	10,685	438,934	449,619

Single-family real estate, revolving, open end loans	148	912	1,060	60,629	61,689
Single-family real estate, closed end, first lien	815	3,494	4,309	100,396	104,705
Single-family real estate, closed end, junior lien	42	274	316	4,025	4,341
Total single-family residential	1,005	4,680	5,685	165,050	170,735

Commercial and industrial	442	2,494	2,936	61,057	63,993

Credit cards	-	5	5	-	5
All other consumer	189	225	414	48,061	48,475
Total consumer	189	230	419	48,061	48,480

Farmland	-	-	-	3,182	3,182
Obligations of states and political subdivisions of the U.S.	-	-	-	541	541
Other	-	1	1	4,804	4,805
Total other	-	1	1	8,527	8,528

Total loans, gross	$2,974	$16,752	$19,726	$721,629	$741,355

Additional interest income of $193 thousand and $348 thousand would have been reported during the three and six months ended June 30, 2013, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2012 (in thousands).

	30-89 days past due	Greater than 90 days past due on nonaccrual	Total past due	Current	Total loans
Construction, land development and other land loans	$175	$5,467	$5,642	$61,257	$66,899
Multifamily residential	245	-	245	11,414	11,659
Nonfarm nonresidential	4,574	3,732	8,306	372,348	380,654
Total commercial real estate	4,994	9,199	14,193	445,019	459,212

Single-family real estate, revolving, open end loans	245	816	1,061	58,690	59,751
Single-family real estate, closed end, first lien	1,441	4,442	5,883	97,639	103,522
Single-family real estate, closed end, junior lien	99	299	398	4,509	4,907
Total single-family residential	1,785	5,557	7,342	160,838	168,180

Commercial and industrial	395	826	1,221	50,440	51,661

Credit cards	-	17	17	-	17
All other consumer	405	247	652	49,905	50,557
Total consumer	405	264	669	49,905	50,574

Farmland	-	-	-	3,171	3,171
Obligations of states and political subdivisions of the U.S.	-	-	-	739	739
Other	1	2	3	5,518	5,521
Total other	1	2	3	9,428	9,431

Total loans	$7,580	$15,848	$23,428	$715,630	$739,058

Less: other loans held for sale	-	(776)	(776)	-	(776)
Total loans, gross	$7,580	$15,072	$22,652	$715,630	$738,282

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	June 30, 2013			December 31, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Loans, gross	$26,747	$2,484	$29,231	$30,154	$3,124	$33,278
Other loans held for sale	-	-	-	-	-	-
Total troubled debt restructurings	$26,747	$2,484	$29,231	$30,154	$3,124	$33,278

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Carrying balance	$-	$3,665	$5,842	$5,887
Count	-	16	8	18

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Nonfarm nonresidential	2	$2,619	$2,619	1	$243	$243
Total commercial real estate	2	2,619	2,619	1	243	243

Single-family real estate	-	-	-	1	70	70

Commercial and industrial	-	-	-	1	206	206

Total loans	2	$2,619	$2,619	3	$519	$519

Less: other loans held for sale	-	-	-	-	-	-
Loans, gross	2	$2,619	$2,619	3	$519	$519

	For the six months ended June 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	1	$60	$60	1	$4,089	$4,089
Nonfarm nonresidential	2	2,619	2,619	6	1,811	1,811
Total commercial real estate	3	2,679	2,679	7	5,900	5,900

Single-family real estate	-	-	-	1	70	70

Commercial and industrial	-	-	-	2	421	416

Total loans	3	$2,679	$2,679	10	$6,391	$6,386

Less: other loans held for sale	-	-	-	-	-	-
Loans, gross	3	$2,679	$2,679	10	$6,391	$6,386

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	2	$2,619	$2,619	3	$519	$519

Total loans	2	$2,619	$2,619	3	$519	$519

Less: other loans held for sale	-	-	-	-	-	-
Loans, gross	2	$2,619	$2,619	3	$519	$519

	For the six months ended June 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	1	$60	$60	-	$-	$-
Term concession	2	2,619	2,619	4	4,608	4,608
Rate and term concessions	-	-	-	6	1,783	1,778

Total loans	3	$2,679	$2,679	10	$6,391	$6,386

Less: other loans held for sale	-	-	-	-	-	-
Loans, gross	3	$2,679	$2,679	10	$6,391	$6,386

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Construction, land development and other land loans	1	$56	1	$488	1	$56	1	$488
Nonfarm nonresidential	-	-	2	406	-	-	5	1,545
	1	56	3	894	1	56	6	2,033

Single-family real estate	-	-	-	-	-	-	1	46

Total loans	1	$56	3	$894	1	$56	7	$2,079

Less: other loans held for sale	-	-	-	-	-	-	-	-
Loans, gross	1	$56	3	$894	1	$56	7	$2,079

Impaired Loans. The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands).

	June 30, 2013
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$26,747	$2,484	$6,750	$10,593	$46,574
Total impaired loans	$26,747	$2,484	$6,750	$10,593	$46,574

	December 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$30,154	$3,124	$2,628	$5,413	$41,319
Other loans held for sale	-	-	776	-	776
Total impaired loans	$30,154	$3,124	$3,404	$5,413	$42,095

The following table summarizes the composition of and information relative to impaired loans, by class, at June 30, 2013 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,400	$6,660
Multifamily residential	181	239
Nonfarm nonresidential	22,703	28,967
Total commercial real estate	26,284	35,866

Single-family real estate, revolving, open end loans	-	-
Single-family real estate, closed end, first lien	1,780	6,224
Single-family real estate, closed end, junior lien	29	29
Total single-family residential	1,809	6,253

Commercial and industrial	745	1,406

Consumer	8	8

Total impaired loans with no related allowance recorded	$28,846	$43,533

With an allowance recorded:
Construction, land development and other land loans	$253	$253	$67
Multifamily residential	-	-	-
Nonfarm nonresidential	14,416	14,416	1,934
Total commercial real estate	14,669	14,669	2,001

Single-family real estate, revolving, open end loans	404	404	100
Single-family real estate, closed end, first lien	414	414	49
Single-family real estate, closed end, junior lien	170	170	60
Total single-family residential	988	988	209

Commercial and industrial	2,043	2,043	836

Consumer	28	28	4

Total impaired loans with an allowance recorded	$17,728	$17,728	$3,050

Total:
Construction, land development and other land loans	$3,653	$6,913	$67
Multifamily residential	181	239	-
Nonfarm nonresidential	37,119	43,383	1,934
Total commercial real estate	40,953	50,535	2,001

Single-family real estate, revolving, open end loans	404	404	100
Single-family real estate, closed end, first lien	2,194	6,638	49
Single-family real estate, closed end, junior lien	199	199	60
Total single-family residential	2,797	7,241	209

Commercial and industrial	2,788	3,449	836

Consumer	36	36	4

Total impaired loans	$46,574	$61,261	$3,050

Interest income recognized on impaired loans during the three and six months ended June 30, 2013 was $454 thousand and $847 thousand, respectively. The average balance of total impaired loans was $46.0 million and $44.9 million for the same periods.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2012 (in thousands).

	Loans, gross			Other loans held for sale		Total loans
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,732	$16,005		$776	$8,656	$4,508	$24,661
Multifamily residential	-	-		-	-	-	-
Nonfarm nonresidential	18,012	24,275		-	-	18,012	24,275
Total commercial real estate	21,744	40,280		776	8,656	22,520	48,936

Single-family real estate, revolving, open end loans	-	-		-	-	-	-
Single-family real estate, closed end, first lien	1,963	6,408		-	-	1,963	6,408
Single-family real estate, closed end, junior lien	31	31		-	-	31	31
Total single-family residential	1,994	6,439		-	-	1,994	6,439

Commercial and industrial	674	1,101		-	-	674	1,101

Consumer	18	18				18	18

Total impaired loans with no related allowance recorded	$24,430	$47,838		$776	$8,656	$25,206	$56,494

With an allowance recorded:
Construction, land development and other land loans	$254	$254	$68			$254	$254	$68
Multifamily residential	246	246	76			246	246	76
Nonfarm nonresidential	14,309	14,309	2,055			14,309	14,309	2,055
Total commercial real estate	14,809	14,809	2,199			14,809	14,809	2,199

Single-family real estate, revolving, open end loans	404	404	-			404	404	-
Single-family real estate, closed end, first lien	707	707	54			707	707	54
Single-family real estate, closed end, junior lien	173	173	162			173	173	162
Total single-family residential	1,284	1,284	216			1,284	1,284	216

Commercial and industrial	776	776	58			776	776	58

Consumer	20	20	4			20	20	4

Total impaired loans with an allowance recorded	$16,889	$16,889	$2,477			$16,889	$16,889	$2,477

Total:
Construction, land development and other land loans	$3,986	$16,259	$68	$776	$8,656	$4,762	$24,915	$68
Multifamily residential	246	246	76	-	-	246	246	76
Nonfarm nonresidential	32,321	38,584	2,055	-	-	32,321	38,584	2,055
Total commercial real estate	36,553	55,089	2,199	776	8,656	37,329	63,745	2,199

Single-family real estate, revolving, open end loans	404	404	-	-	-	404	404	-
Single-family real estate, closed end, first lien	2,670	7,115	54	-	-	2,670	7,115	54
Single-family real estate, closed end, junior lien	204	204	162	-	-	204	204	162
Total single-family residential	3,278	7,723	216	-	-	3,278	7,723	216

Commercial and industrial	1,450	1,877	58	-	-	1,450	1,877	58

Consumer	38	38	4	-	-	38	38	4

Total impaired loans	$41,319	$64,727	$2,477	$776	$8,656	$42,095	$73,383	$2,477

Allowance for Loan Losses

The following tables summarize the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at the dates and for the periods indicated (in thousands).

	For the three months ended June 30, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470
Provision for loan losses	(328)	352	559	35	52	670

Loan charge-offs	294	299	335	64	135	1,127
Loan recoveries	37	16	25	41	86	205
Net loans charged-off	257	283	310	23	49	922

Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

	For the six months ended June 30, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(598)	251	1,214	18	135	1,020

Loan charge-offs	758	432	374	161	350	2,075
Loan recoveries	68	59	35	75	211	448
Net loans charged-off	690	373	339	86	139	1,627

Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

	June 30, 2013
Individually evaluated for impairment	$2,001	$209	$836	$4	$-	$3,050
Collectively evaluated for impairment	9,028	2,809	1,303	1,021	7	14,168
Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

	June 30, 2013
Individually evaluated for impairment	$40,953	$2,797	$2,788	$36	$-	$46,574
Collectively evaluated for impairment	408,666	167,938	61,205	48,444	8,528	694,781
Total loans, gross	$449,619	$170,735	$63,993	$48,480	$8,528	$741,355

	For the three months ended June 30, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$15,771	$4,534	$1,901	$1,129	$53	$23,388
Provision for loan losses	8,226	625	(428)	14	13	8,450

Loan charge-offs	11,470	1,880	228	118	158	13,854
Loan recoveries	25	29	89	45	106	294
Net loans charged-off	11,445	1,851	139	73	52	13,560

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278

	For the six months ended June 30, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596
Provision for loan losses	9,643	1,649	(334)	114	78	11,150

Loan charge-offs	15,221	2,903	302	359	319	19,104
Loan recoveries	104	74	108	106	244	636
Net loans charged-off	15,117	2,829	194	253	75	18,468

Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278

	June 30, 2012
Individually evaluated for impairment	$3,087	$158	$45	$5	$-	$3,295
Collectively evaluated for impairment	9,465	3,150	1,289	1,065	14	14,983
Allowance for loan losses, end of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278

	June 30, 2012
Individually evaluated for impairment	$40,299	$3,176	$1,518	$41	$-	$45,034
Collectively evaluated for impairment	401,289	169,861	47,335	51,775	8,692	678,952
Total loans, gross	$441,588	$173,037	$48,853	$51,816	$8,692	$723,986

5.  Other Loans Held for Sale and Valuation Allowance

At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 at a gain of $326 thousand.

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	2,015	-
Total additions	2,015	-

Reductions:
Proceeds from sales of other loans held for sale	2,614	1,512
Proceeds from sales of SBA loans	2,222	-
Gain on sales of other loans held for sale	(326)	-
Gain on sales of SBA loans	(207)	-
Total reductions	4,303	1,512

Balance at June 30, 2013	$-	$-

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	-
Other gross loans transferred to other loans held for sale	12,214	-
Writedowns on other loans held for sale included in valuation allowance, net	-	100
Total additions	19,722	100

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,814	-
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	-
Net paydowns	70	-
Total reductions	20,237	883

Balance at June 30, 2012	$16,224	$1,778

6.  Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	June 30, 2013	December 31, 2012
Land	$5,521	$5,581
Buildings	19,658	19,541
Leasehold improvements	3,740	4,309
Furniture and equipment	12,928	12,640
Software	5,185	4,971
Bank automobiles	95	95
Capital lease asset	1,378	1,378
Premises and equipment, gross	$48,505	$48,515

Accumulated depreciation	(24,453)	(23,719)
Premises and equipment, net	$24,052	$24,796

At June 30, 2013, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned. At June 30, 2013, the Bank also had six limited service offices located in retirement centers and a separate leased brokerage office.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $639 thousand and $549 thousand, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $1.3 million and $1.3 million, respectively.

7.  Residential Mortgage-Banking Activities

Residential mortgage loans serviced for the benefit of others amounted to $384.8 million and $388.7 million at June 30, 2013 and December 31, 2012, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

The book value of residential mortgage-servicing rights was $2.5 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.4 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

Residential Mortgage-Servicing Rights Activity

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,575	$2,563	$2,584	$2,586
Capitalized mortgage-servicing rights	176	179	384	363
Mortgage-servicing rights portfolio amortization and impairment	(226)	(201)	(443)	(408)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,525	$2,541	$2,525	$2,541

8.   Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	June 30, 2013	December 31, 2012
Foreclosed real estate	$8,296	$10,911
Repossessed personal property	33	81
Total foreclosed real estate and repossessed personal property	$8,329	$10,992

Included in foreclosed real estate at June 30, 2013 were 77 developed residential lots with an aggregate net book value of $6.5 million in two separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Foreclosed real estate, beginning of period	$11,057	$26,701	$10,911	$27,663
Plus: New foreclosed real estate	201	1,885	1,471	4,161
Less: Proceeds from sale of foreclosed real estate	(752)	(7,142)	(1,517)	(9,064)
Plus: Gain on sale of foreclosed real estate	33	302	90	318
Less: Writedowns and losses charged to expense	(2,243)	(7,063)	(2,659)	(8,395)
Foreclosed real estate, end of period	$8,296	$14,683	$8,296	$14,683

9.   Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	June 30, 2013	December 31, 2012
Transaction deposits	$503,644	$483,844
Money market deposits	130,416	129,708
Savings deposits	78,771	70,646
Time deposits $100,000 and greater	114,616	179,242
Time deposits less than $100,000	131,394	159,802
Total deposits	$958,841	$1,023,242

At June 30, 2013 and December 31, 2012, $452 thousand and $554 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Bank had no brokered deposits at June 30, 2013 or December 31, 2012.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Transaction deposit accounts	$10	$9	$19	$20
Money market deposit accounts	7	13	15	32
Savings deposit accounts	3	2	5	4
Time deposit accounts	482	1,315	1,358	2,676
Total interest expense on deposits	$502	$1,339	$1,397	$2,732

10.   Borrowings

Correspondent Bank Lines of Credit

At June 30, 2013 and December 31, 2012, the Bank had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Note 3, Investment Securities Available for Sale, and Note 4, Loans, the Bank pledges investment securities and loans to collateralize FHLB borrowings. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The Bank can borrow up to 15% of total assets from the FHLB.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	June 30, 2013	December 31, 2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$81,541	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	-	-
Total lendable collateral value pledged to serve against FHLB borrowings	$81,541	$79,922

At both June 30, 2013 and December 31, 2012, the Bank had no outstanding borrowings from the FHLB.

Federal Reserve Discount Window

At June 30, 2013 and December 31, 2012, $3.7 million and $4.1 million, respectively, of loans and investment securities, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $3.4 million and $3.9 million, respectively, were available as lendable collateral. The Bank’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

11.   Shareholders’ Equity

Common Shares

At June 30, 2013, the Company had 75,000,000 authorized shares of common stock of which 12,772,344 shares were issued and outstanding. As disclosed in Note 14, Equity Based Compensation, as of July 22, 2013 the Company has reserved a total of 601,570 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 14, Equity Based Compensation.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component at the dates and for the periods indicated (in thousands). With regard to net unrealized gain (loss) on investment securities available for sale during both periods presented, amounts reclassified from accumulated other comprehensive income (loss) are included in the Investment securities gains, net line item of the Consolidated Statement of Income (Loss). See Note 13, Benefit Plans, for disclosure regarding the amortization of defined benefit pension plan cost components from accumulated other comprehensive income (loss).

	Net unrealized gain (loss) on investment securities available for sale	Net unrealized loss on defined benefit pension plan	Total
Balance, December 31, 2012	$1,491	$(8,208)	$(6,717)

Other comprehensive loss before reclassifications	(5,426)	(485)	(5,911)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	331	(485)	(154)
Net current-period other comprehensive loss	(5,757)	-	(5,757)

Benefit for income taxes	2,185	-	2,185

Balance, June 30, 2013	$(2,081)	$(8,208)	$(10,289)

Balance, December 31, 2011	$6,678	$(9,048)	$(2,370)

Other comprehensive loss before reclassifications	(755)	(466)	(1,221)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	9,859	(466)	(9,393)
Net current-period other comprehensive loss	(10,614)	-	(10,614)

Benefit for income taxes	4,028	-	4,028

Balance, June 30, 2012	$92	$(9,048)	$(8,956)

Authorized Preferred Shares

The Company has authorized preferred stock of 2,500,000 shares with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

The Board of Directors has not declared or paid a dividend on the Company’s common stock since 2009. Currently, the Company must obtain prior approval from the Federal Reserve Bank of Richmond to pay a dividend to its shareholders. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC, and the South Carolina State Board of Financial Institutions (the “State Board” and together with the FDIC, the “Supervisory Authorities”).

12.   Income Taxes

As of December 31, 2012, the Company had federal net operating loss carryforwards of $23.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031, and $10.3 million will expire in 2032. For the six months ended June 30, 2013, the Company utilized an estimated $6.2 million of the federal net operating loss carryforwards expiring in 2030 to offset federal taxable income generated during the period.

As of June 30, 2013, net deferred tax assets, without regard to any valuation allowance, of $31.8 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Of this amount, $30.5 million was offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s cumulative tax losses since the quarter ended June 30, 2009, net operating loss carryforward limitations as discussed below, the level of projected future taxable income and available tax planning strategies. The deferred tax asset, net at June 30, 2013 of $1.3 million relates to deferred taxes associated with a $3.4 million pre-tax net unrealized loss on the investment securities available for sale portfolio at June 30, 2013 for which we did not believe a valuation allowance was necessary based on tax planning strategies that may be employed to assure its utilization, if necessary.

We consummated a private placement on October 7, 2010 and subsequent follow-on offering in January 2011 through which we received $113.9 million of gross proceeds from the sale of common stock (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control are subject to potential limitation, which for the Company that date is October 7, 2015. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of June 30, 2013, the Company currently estimates that future utilization of built-in losses of $53 million generated prior to October 7, 2010 will be limited to $1.1 million per year. In addition, the Company currently estimates that $8.0 million to $9.0 million of the tax benefits related to built-in losses may not ultimately be realized. However, this estimate will not be confirmed until the five-year limitation period expires in October 2015.

The provision for income taxes for the three months ended June 30, 2013 included $71 thousand for state income tax and $57 thousand for federal alternative minimum tax. In addition, $254 thousand of the provision for income taxes reflects the deferred tax impact of the change from a net unrealized gain position on our investment securities available for sale at March 31, 2013 to a net unrealized loss position at June 30, 2013. The provision for income taxes for the three months ended June 30, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the fair values of investment securities available for sale.

The provision for income taxes for the six months ended June 30, 2013 included $170 thousand for state income tax and $113 thousand for federal alternative minimum tax. In addition, $912 thousand of the provision for income taxes reflects the deferred tax impact of the change from a net unrealized gain position on our investment securities available for sale at December 31, 2012 to a net unrealized loss position at June 30, 2013. The provision for income taxes for the six months ended June 30, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the fair values of investment securities available for sale.

13.   Benefit Plans

401(k) Plan

From January 1, 2012 through July 1, 2013, the Company suspended its regular ongoing matching of employee (which we refer to as “teammate”) contributions to The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”), and replaced it with a discretionary contribution based on attaining an appropriate level of profitability. No discretionary contributions were made during the three or six months ended June 30, 2013 and June 30, 2012.

Effective July 1, 2013, the Company re-instated an employer match of teammate contributions at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. The Company will continue to evaluate the level of the employer match based on overall financial results.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $4.0 million at both June 30, 2013 and December 31, 2012.

Cost of the Pension Plan. The following table summarizes the net periodic expense components for the Pension Plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest cost	$211	$234	$421	$490
Expected return on plan assets	(284)	(276)	(567)	(579)
Amortization of net actuarial loss	243	222	485	466
Net periodic pension expense	$170	$180	$339	$377

As a result of the Company’s decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Defined Benefit Pension Plan Assets. The fair value of Pension Plan assets totaled $15.0 million and $14.5 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the fair value of Company common stock included in the Pension Plan was 0.3% and 0.2%, respectively, of total fair value of Pension Plan assets.

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Defined benefit pension plan assets	$244	$14,755	$-	$14,999

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Defined benefit pension plan assets	$133	$14,407	$-	$14,540

Current and Future Expected Contributions. During January 2013, the Company made its final regularly scheduled contribution for the 2012 plan year in the amount of $163 thousand. During the six months ended June 30, 2013, the Company made a regularly scheduled contribution in the amount of $187 thousand for the 2013 plan year.

Key Man Life Insurance

The Company has fully funded life insurance policies on two former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both June 30, 2013 and December 31, 2012, the cash surrender value of such policies totaled $1.6 million.

14.   Equity Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016 and all stock option awards granted have a five-year vesting term and an exercise period of ten years. The Board determined the terms of the options on the grant date, and the option exercise price was at least 100% of the fair value of the Company’s common stock as of the grant date. Options granted to teammates were incentive stock options, while options granted to non-teammates were nonqualified stock options.

The following table summarizes stock option activity for the 1997 Plan at the dates and for the period indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding at December 31, 2012	11,953	$92.89
Expired	(5,503)	80.00
Outstanding at June 30, 2013	6,450	103.89

The following table summarizes information regarding stock options under the 1997 Plan that are outstanding and exercisable at June 30, 2013.

			Options outstanding and exercisable
Exercise price or range of exercise prices			Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price
$93.20	to	$106.40	2,500	0.66	$94.52
$109.20	to	$121.60	3,950	2.84	109.83
		Total	6,450	1.99	103.89

At June 30, 2013 and December 31, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

Under the 2008 Restricted Stock Plan (the “2008 Plan”), 62,500 shares of common stock were reserved for issuance subject to its anti-dilution provisions. Forfeitures are returned to the available pool of common stock for future issuance. Generally, the recipient will have the right to receive dividends, if any, with respect to such shares of restricted stock, to vote such shares and to enjoy all other shareholder rights except that the Company will retain custody of the stock certificate, and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired.

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board (years)	Length of Board term (currently 3)
Issued to teammates (years)	5

The following table summarizes restricted stock activity at the date and for the periods indicated.

	Shares of restricted stock	Weighted-average grant date fair value per share
Total grants as of December 31, 2012, net of forfeitures	51,311	$31.41
2013 Grants	11,073	9.68
Total grants as of June 30, 2013, net of forfeitures	62,384	27.55

Remaining shares available for grant at June 30, 2013	116

During the first quarter 2013, 8,407 shares of restricted stock with a total fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers.

Under the Company’s director compensation program, restricted stock awards are granted to directors upon initial appointment and re-election to the Board if a director purchases shares of the Company’s common stock on the open market during a specified period, in which case the director will receive a matching grant of restricted stock up to a maximum of $10 thousand in value. During the second quarter 2013, a total of 2,666 shares of restricted stock were awarded to two directors who were re-elected to the Board at the Annual Meeting of Shareholders on May 16, 2013.

Of the 62,384 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested at December 31, 2012	13,915
2013 Grants	11,073
2013 Vesting	(10,921)
Nonvested at June 30, 2013	14,067

The weighted-average grant date fair value of restricted stock shares that vested during the six months ended June 30, 2013 was $8.75 per share. The fair value of shares vested during the six months ended June 30, 2013 was $105 thousand.

2011 Stock Incentive Plan

The 2011 Stock Incentive Plan, as amended, (the “2011 Plan”) was originally approved by shareholders at the 2011 Annual Meeting of Shareholders and allows the Board to grant a total of 700,000 stock options and / or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with an exercise price at or above the fair market value per share of the Company’s common stock on the date of grant.

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

The following table summarizes the 2011 Plan stock option and restricted stock information at the dates and for the period indicated.

	Total shares	Stock options outstanding	Weighted-average exercise price	Shares of restricted stock	Weighted-average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48
2012 Grants	8,020	-	-	8,020	6.50
Total grants as of December 31, 2012	481,022	383,251	10.51	97,771	10.15

2013 Grants	7,225	-	-	7,225	13.95
Total grants as of June 30, 2013	488,247	383,251	10.51	104,996	10.41

Shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant at June 30, 2013	211,753

The 2011 grants were made subject to time vesting restrictions that begin in 2014 and performance requirements including termination of the Bank’s Consent Order with the Supervisory Authorities (the “Consent Order”) and two consecutive quarters of net income. At December 31, 2012, the quarterly net income vesting condition was met, and, on January 30, 2013 the Consent Order was terminated. Therefore, the performance requirements are now fully satisfied. Except for 11,250 stock options and 2,500 shares of restricted stock that vested in 2013, based on the time vesting restrictions, the awards will vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

During 2013, 7,225 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2014 to 2016.

The following table summarizes information regarding stock options under the 2011 Plan that are outstanding at June 30, 2013.

	Options outstanding
Exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Value of outstanding in-the-money stock options
$10.40	312,501	7.87	$10.40	$812,503
$11.00	70,750	8.03	11.00	141,500
Total	383,251	7.90	10.51	$954,003

The following table summarizes information regarding exercisable stock options under the 2011 Plan that are outstanding at June 30, 2013.

	Options exercisable
Exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Value of exercisable in-the-money stock options
$11.00	11,250	0.14	$11.00	$22,500

The following table summarizes restricted stock vesting activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested at December 31, 2012	97,771
2013 Grants	7,225
2013 Vesting	(2,500)
Nonvested at June 30, 2013	102,496

The weighted-average grant date fair value of restricted stock awards that vested during the six months ended June 30, 2013 was $11.00 per share. The value of shares vested during the six months ended June 30, 2013 based on vesting date fair value totaled $33 thousand.

Compensation Expense Relating to Equity Based Compensation

The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense in the Consolidated Statements of Income (Loss) over the service period for grants that have time / service-based vesting provisions. The fair value of restricted stock is determined based on the fair value of the common stock at the time of the grant. The Company estimates the grant date fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, option exercise price, the level of risk-free interest rates, dividend yields and expected option term.

The following table summarizes compensation expense for the 2008 Plan and the 2011 Plan charged against pre-tax income (loss) for the periods indicated (in thousands). All compensation expense relative to grants under the 1997 Plan had been fully recognized as of December 31, 2011.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Compensation expense
2008 Plan	$67	$72	$202	$232
2011 Plan	238	190	431	380
Total compensation expense	$305	$262	$633	$612

Income tax benefit	$-	$-	$-	$-

At June 30, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $266 thousand and $1.4 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

15.   Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	12,652,355	12,638,160	12,651,565	12,637,990
Dilutive impact resulting from potential common share issuances	85,014	-	58,055	-
Weighted average common shares outstanding - diluted	12,737,369	12,638,160	12,709,620	12,637,990

Per share data
Net income (loss) - basic	$0.12	$(0.57)	$0.29	$(0.61)
Net income (loss) - diluted	0.12	(0.57)	0.29	(0.61)

For the six months ended June 30, 2013, potential common share issuances related to stock options were excluded from the computation of diluted net income per share as inclusion would be anti-dilutive.

No potential common shares were included in the computation of diluted net loss per share for the three and six months June 30, 2012 as inclusion would be anti-dilutive given the Company’s net loss during the periods.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at June 30, 2013 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$58,171
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	7,512
Commercial real estate, other construction loan, and land development loan commitments	30,812
Commercial and industrial loan commitments	34,248
Overdraft protection line commitments	30,331
Other	6,776
Total commitments to extend credit	$167,850

In addition, the maximum potential amount of undiscounted future advances related to letters of credit was $3.2 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively.

The reserve for estimated credit losses on unfunded lending commitments at June 30, 2013 and December 31, 2012 was $294 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 17, Derivative Financial Instruments and Hedging Activities.

17.   Derivative Financial Instruments and Hedging Activities

At June 30, 2013 and December 31, 2012, the Company’s only derivative instruments related to residential mortgage banking activities.

At June 30, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $15.2 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $178 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $65 thousand. At December 31, 2012, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $11.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $338 thousand. The net change in derivative loan commitment fair values during the three months ended June 30, 2013 and 2012 resulted in (expense) income of ($237) thousand and $23 thousand, respectively. The net change in derivative loan commitment fair values during the six months ended June 30, 2013 and 2012 resulted in (expense) income of ($225) thousand and $71 thousand, respectively.

The notional amount of forward sales commitments totaled $12.6 million at June 30, 2013. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $206 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $19 thousand. The notional amount of forward sales commitments totaled $11.8 million at December 31, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $33 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $5 thousand. The net change in forward sales commitment fair values during the three months ended June 30, 2013 and 2012 resulted in income of $249 thousand and $142 thousand, respectively. The net change in forward sales commitment fair values during the six months ended June 30, 2013 and 2012 resulted in income of $160 thousand and $202 thousand, respectively.

18.   Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$-	$8,403	$-	$8,403
Collateralized mortgage obligations (federal agencies)	-	108,203	-	108,203
Other mortgage-backed (federal agencies)	2,456	86,759	-	89,215
SBA loan-backed (federal agency)	22,452	18,228	-	40,680
Derivative financial instruments	-	384	-	384
Total assets measured at fair value on a recurring basis	$24,908	$221,977	$-	$246,885

Liabilities
Derivative financial instruments	$-	$84	$-	$84

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$-	$11,530	$-	$11,530
Collateralized mortgage obligations (federal agencies)	14,057	109,451	-	123,508
Other mortgage-backed (federal agencies)	-	63,817	-	63,817
SBA loan-backed (federal agency)	44,683	20,964	-	65,647
Derivative financial instruments	-	370	-	370
Total assets measured at fair value on a recurring basis	$58,740	$206,132	$-	$264,872

Liabilities
Derivative financial instruments	$-	$5	$-	$5

 For disclosure regarding the fair value of Pension Plan assets, see Note 13, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2013 or December 31, 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$2,934	$-	$2,934
Impaired loans in gross loans	-	5,296	2,885	8,181
Foreclosed real estate and repossessed personal property	479	545	6,155	7,179
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$479	$8,775	$9,725	$18,979

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$6,114	$-	$6,114
Other loans held for sale	800	-	-	800
Impaired loans in gross loans	-	6,285	189	6,474
Foreclosed real estate and repossessed personal property	-	817	9,163	9,980
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$800	$13,216	$10,037	$24,053

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

The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2013 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Impaired loans in gross loans	$2,885	Internal assessment of collateral value	Adjustments to estimated value based on recent sales of comparable collateral
Foreclosed real estate and repossessed personal property	6,155	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales
Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair value for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company used management's best estimate of fair value based on the methodologies described above. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
June 30, 2013
Financial instruments - assets
Loans (1)	$719,791	$726,041

Financial instruments - liabilities
Deposits	958,841	953,483

December 31, 2012
Financial instruments - assets
Loans (1)	$716,977	$724,005

Financial instruments - liabilities
Deposits	1,023,242	1,020,446

(1) Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price which are included in the "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" table.

19.   Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at June 30, 2013 and December 31, 2012. Since June 30, 2013, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2013
Total capital to risk-weighted assets
Company	$119,504	14.93%	$64,046	8.00%	n/a	n/a
Bank	119,508	14.93	64,045	8.00	$80,056	10.00%

Tier 1 capital to risk-weighted assets
Company	109,405	13.67	32,023	4.00	n/a	n/a
Bank	109,409	13.67	32,022	4.00	48,034	6.00

Tier 1 leverage ratio
Company	109,405	10.06	43,493	4.00	n/a	n/a
Bank	109,409	10.06	43,493	4.00	54,366	5.00

At December 31, 2012
Total capital to risk-weighted assets
Company	$115,182	14.42%	$63,892	8.00%	n/a	n/a
Bank	115,077	14.41	63,892	8.00	$79,865	10.00%

Tier 1 capital to risk-weighted assets
Company	105,098	13.16	31,946	4.00	n/a	n/a
Bank	104,993	13.15	31,946	4.00	47,919	6.00

Tier 1 leverage ratio
Company	105,098	9.18	45,771	4.00	n/a	n/a
Bank	104,993	9.18	45,771	4.00	57,213	5.00

We are subject to certain regulatory requirements and restrictions including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio.

20. Wealth Management Transactions

In April 2013, the Bank entered into a Transfer Agreement (the “Transfer Agreement”) with Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., to transfer designated trust-related accounts of the Bank to TNB. Contemporaneously with entering into the Transfer Agreement, the Bank also entered into an Office Support and Referral Agreement (the “Support Agreement”) with TNB under which the Bank provides office space and other support services in its existing facilities to the TNB employees who provide the trust services. In accordance with the agreements, on June 28, 2013 TNB assumed ownership of the accounts, certain trust employees of the Bank, and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, beginning on such date in accordance with the Support Agreement the Bank earns a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts referred to TNB.

In April 2013, the Bank also entered into a Non-Deposits Investment Products Marketing Agreement (the “Marketing Agreement”) with Investment Professionals, Inc. (“IPI”). IPI will provide brokerage services to clients of the Bank, including as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients, and maintaining securities in client accounts as agent. At June 30, 2013, the Bank had brokerage assets under management of $195 million. Under the Marketing Agreement, the Bank will provide office space and other support services in its existing facilities to the IPI employees who will provide the brokerage services. In exchange, the Bank will earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the Marketing Agreement. The Marketing Agreement is subject to customary closing conditions and is expected to close on August 1, 2013.

Other than an immaterial amount of contract termination costs, execution of the agreements did not result in the Bank recording any gain or loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses significant factors impacting our financial condition as of June 30, 2013 and results of operations and cash flows for the three and six months ended June 30, 2013. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ended December 31, 2013 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

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

●

Larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors including declining real estate values, increasing interest rates, increasing unemployment or changes in payment behavior or other factors,

●	Larger than expected credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,
●	Additional sales of problem assets at discounted prices to accelerate the resolution of our problem assets,
●	The rate of delinquencies and amounts of loans charged-off,
●	Our allowance for loan losses and the amount of loan loss provisions required in future periods,
●

Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums and the impact of the capital rules under Basel III,

●	Our ability to comply with regulatory restrictions and potential regulatory actions if we fail to comply,
●

Results of examinations by our regulatory authorities including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or writedown assets,

●	Our ability to attract and retain key personnel,
●	Our ability to retain our existing clients including our deposit relationships,
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
●	The amount of our loan portfolio collateralized by real estate and weakness in the real estate market,
●	Changes in availability of wholesale funding sources including increases in collateral margin requirements,
●	Changes in the interest rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of recent financial reform legislation on the banking and financial services industries,
●

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, deterioration in credit quality,

●	Risks associated with a failure in or breach of our operations or security systems or infrastructure or those of our third party vendors,
●	Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the SEC and the FASB,

●	Potential limitations on our ability to utilize net operating loss carryforwards and net realized built-in losses for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets,
●	Our ability to maintain effective internal control over financial reporting,
●

Our reliance on available secondary funding sources such as FHLB borrowings, Federal Reserve Discount Window borrowings, sales of investment securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

●	Adverse changes in asset quality and resulting credit-related losses and expenses,
●	The market value of our common stock including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,
●	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions, and / or
●	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the SEC.

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

Critical Accounting Policies and Estimates

The Company’s accounting and financial reporting policies are in conformity, in all material respects, with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period and the reported amounts of income and expense during the reporting period. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors.

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

Of those significant accounting policies, we determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, valuation of other loans held for sale, servicing rights, foreclosed real estate, the realization of our net deferred tax asset, defined benefit pension plan and the determination of fair value of financial instruments are critical because of the valuation techniques used and the sensitivity of the amounts recorded in our Consolidated Financial Statements to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires subjective and complex judgments and could be subject to revision as new information becomes available. For additional information regarding our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.

Selected Financial Data

The following selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data).

	At and for the three months ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

STATEMENTS OF INCOME (LOSS)
Interest income	$10,728	$10,864	$10,867	$11,076	$11,422
Interest expense	503	895	1,178	1,227	1,339
Net interest income	10,225	9,969	9,689	9,849	10,083
Provision for loan losses	670	350	1,325	600	8,450
Net interest income after provision for loan losses	9,555	9,619	8,364	9,249	1,633
Noninterest income	4,237	3,745	4,802	4,335	13,963
Noninterest expense	11,911	10,375	11,327	10,858	19,234
Net income (loss) before provision (benefit) for income taxes	1,881	2,989	1,839	2,726	(3,638)
Provision (benefit) for income taxes	382	813	(871)	(436)	3,511
Net income (loss)	$1,499	$2,176	$2,710	$3,162	$(7,149)

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$0.12	$0.17	$0.21	$0.25	$(0.57)
Diluted	0.12	0.17	0.21	0.25	(0.57)
Cash dividends per common share	-	-	-	-	-
Book value per common share	7.76	7.82	7.71	7.36	7.04
Outstanding common shares	12,772,344	12,762,452	12,754,045	12,751,690	12,752,040
Weighted average common shares outstanding - basic	12,652,355	12,650,766	12,640,991	12,640,517	12,638,160
Weighted average common shares outstanding - diluted	12,737,369	12,693,567	12,641,016	12,640,517	12,638,160

PERIOD-END BALANCES
Total assets	$1,085,222	$1,099,291	$1,145,456	$1,139,731	$1,180,960
Investment securities available for sale, at fair value	246,501	265,798	264,502	290,805	247,400
Total loans	744,289	738,596	745,172	744,823	742,221
Deposits and retail repurchase agreements	977,153	989,902	1,038,599	1,034,865	1,080,937
Shareholders' equity	99,116	99,809	98,380	93,887	89,772

AVERAGE BALANCES
Total assets	$1,086,965	$1,117,090	$1,143,855	$1,138,997	$1,196,597
Interest-earning assets	1,046,075	1,073,351	1,100,000	1,091,847	1,137,919
Investment securities available for sale, at fair value	258,200	272,853	281,929	278,312	250,903
Total loans	740,643	739,962	743,065	738,196	762,890
Deposits and retail repurchase agreements	976,513	1,008,763	1,036,344	1,037,444	1,083,126
Other borrowings	9	14	36	21	25
Shareholders' equity	101,613	99,729	97,079	91,208	103,174

SELECT PERFORMANCE RATIOS
Return on average assets	0.55%	0.79%	0.94%	1.10%	(2.40)%
Return on average shareholders' equity	5.92	8.85	11.11	13.79	(27.87)
Net interest margin	3.92	3.77	3.50	3.59	3.56

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	9.35%	8.93%	8.49%	8.01%	8.62%
Shareholders' equity as a percentage of assets	9.13	9.08	8.59	8.24	7.60
Tier 1 risk-based capital	13.67	13.48	13.16	12.59	12.25
Total risk-based capital	14.93	14.74	14.42	13.85	13.52
Tier 1 leverage	10.06	9.63	9.18	8.95	8.16

ASSET QUALITY INFORMATION
Allowance for loan losses	$17,218	$17,470	$17,825	$18,338	$18,278
Nonaccrual loans	16,752	17,106	15,848	19,879	24,176
Nonperforming assets	25,081	28,194	26,840	31,527	38,921
Net loans charged-off	922	705	1,838	540	13,560
Allowance for loan losses as a percentage of gross loans	2.32%	2.39%	2.41%	2.50%	2.52%
Nonaccrual loans as a percentage of gross loans, other loans held for sale	2.26	2.34	2.14	2.68	3.27
Nonperforming assets as a percentage of total assets	2.31	2.56	2.34	2.77	3.30
Net loans charged-off as a percentage of average gross loans (annualized)	0.50	0.39	1.00	0.30	7.29

OTHER DATA
Number of full service branches	25	25	25	25	27
Number of full-time equivalent employees	312.5	322.5	322.5	321.5	322.5

Company Overview

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

Our financial results for 2009 through June 30, 2013 were significantly impacted by the recession of December 2007 through June 2009 and its aftermath. While the economy has improved somewhat, economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009, during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including:

●	Reduction in problem assets,
●	Raising $114 million in capital through the Private Placement,
●	Repositioning the balance sheet from an asset and liability management standpoint,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Focusing on expense reductions and efficiency,
●	Refining our organization structure and lines of business, and re-constituting our executive management and senior leadership team,
●	Implementing new products and services, including specialized lending niches such as Small Business Administration, Corporate Banking and Private Banking,
●	Developing tailored go-to-market strategies and expertise, and
●	Returning to profitability on a quarterly basis.

The Strategic Project Plan also positioned the Bank to be well-prepared for a Consent Order, effective June 10, 2010, between the Bank and the Supervisory Authorities. As we have previously discussed, the Consent Order was terminated as of January 30, 2013.

As a result of our efforts, we returned to quarterly profitability in the third quarter 2012, and we expect to remain profitable during 2013. Further, we believe our earnings will be more stable and predictable on a going forward basis. However, and as we have discussed in prior filings, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses will likely fluctuate from period to period.

2013 Highlights

With the significant completion of many of the strategic initiatives in our Strategic Project Plan, we have transitioned our focus from addressing the significant issues of the past few years to our forward-looking value creation strategy with particular focus on the client and teammate experiences. We believe innovation and creativity are critical to meet evolving consumer and business expectations. Our ongoing strategic decisions and investments will be determined with the goal of improving client and teammate experiences, both of which are expected to add value to The Palmetto Bank franchise.

To this end, during 2013 to date:

●

Through June 30, we have experienced net loan growth resulting from our expansion into additional lending niches such as SBA lending in March 2012, Corporate Banking in October 2012 and most recently Private Banking in June 2013. In addition, our legacy Commercial Banking team is having more success banking larger and more sophisticated companies that also use our upgraded e-Treasury cash management services. In addition, in June the United States Treasury announced that we were the leading lender in South Carolina and ranked 12th in the United States under the State Small Business Credit Initiative’s Loan Participation Program.

●

In the second quarter 2013, we began executing our expanded and more integrated Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. The go-forward strategy includes partnering with another financial institution with a larger platform effective June 28 to deliver Trust services (who has since hired three additional Trust professionals in our market), converting our brokerage platform to a different broker dealer effective August 1 (who has since hired an additional broker in our market and is recruiting for one more broker), and the hiring of a seasoned private banker in June.

●

During the second quarter, we created a new position and hired a Director of Client Strategy responsible for identifying evolving consumer and business needs and expectations, evaluating our go-to-market strategy, improving the client experience, and enhancing cross line of business collaboration.

●

We continued to enhance our existing products and services. In June, we rolled out our enhanced MyPalmetto checking account that includes additional benefits such as Everywhere Cash Savings with mobile discount access, Card Patrol for real time fraud monitoring, and Payment Card Protection that includes complimentary identity theft insurance. The roll out also included a MyPalmetto Referral Program which is a rewards program designed to incent existing clients to refer their friends and family to open a checking account at the Bank and receive reward points exchangeable for a wide variety of products.

●

In June, we implemented a revised enhanced tiered nonsufficient funds (“NSF”) and overdraft (“OD”) structure to reduce the amount of NSF fees for most of our accountholders who trigger an occasional NSF item while increasing our fees from those accountholders who use this service on a recurring basis.

●

We continued to implement technological enhancements to improve the client experience, risk management and operational efficiency. Examples to date in 2013 include enhanced online fraud detection, marketing screens on automatic teller machines, imaging system workflows and a data warehouse. In May 2013, we were recognized by Retail Banker International for the Best IT Innovation of 2013, following previous recognition by ACI Worldwide in January 2013 for its 2013 Customer Experience Excellence Award and by Bank Technology News in February 2013 for its annual list of Top 10 Community Bank IT Initiatives.

●	In June 2013, our common stock was added to the small-cap Russell 2000® Index when Russell Investments reconstituted its comprehensive set of U.S. and global equity indexes.

Financial Overview for Second Quarter 2013

For the three months ended June 30, 2013, the Company reported net income of $1.5 million compared to a net loss of $7.1 million for the three months ended June 30, 2012. The profit in the second quarter 2013 is the fourth consecutive quarterly profit since returning to quarterly profitability in the third quarter 2012. The results of operations for the second quarter 2013, as compared to the second quarter 2012, were primarily influenced by the following factors:

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses, loss (gain) on other loans held for sale and loan workout expenses declined from $18.0 million in the second quarter 2012 to $2.9 million in the second quarter 2013 as a result of an overall improvement in credit quality. The improvement in credit quality was significantly influenced by our strategic decision to enter into a bulk sale of problem assets at a loss during the second quarter 2012 through which we made the decision to sell various problem assets at discounted prices to aggressively reduce problem assets. This reduction in problem assets accelerated our return to profitability through avoidance of potential future write downs resulting from receipt of ongoing appraisals and reductions in the related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. Contracts to sell selected problem assets were entered into during the second quarter 2012 and resulted in charge-offs of $11.7 million, thereby impacting the provision for loan losses, writedowns on other loans held for sale of $2.2 million and net writedowns on foreclosed real estate totaling $2.2 million.

●

Nonperforming and classified assets declined from $38.9 million and $104.9 million at June 30, 2012, respectively, to $25.1 million and $67.3 million at June 30, 2013, respectively. Nonperforming assets decreased $3.1 million from March 31, 2013 to June 30, 2013, primarily as a result of foreclosed real estate sales and writedowns on foreclosed real estate to fair value less estimated selling costs.

●

During the second quarter of 2013 and 2012, we realized gains of $331 thousand and $9.9 million on the sale of $28.2 million and $142.0 million in book value of investment securities, respectively. The 2013 sales were the result of a strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates. The 2012 sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets to various counterparties and the resulting impact on regulatory capital. The proceeds from both of these sales were reinvested in investment securities.

●

Net interest income increased $142 thousand and net interest margin increased 36 basis points to 3.92%. The increase in net interest income was due to lower deposit costs and strategic reductions in higher priced certificate of deposit accounts. The increase was partially offset by a reduction in average loans and lower investment securities yields from the sale of investment securities during 2012.

●	Mortgage-banking income declined $268 thousand in the second quarter 2013 from the second quarter 2012 primarily due to the impact of market value adjustments on mortgage derivatives.
●

FDIC deposit insurance assessments declined from $446 thousand in the second quarter 2012 to $358 thousand in the second quarter 2013 as a result of a decline in our assessment base and an improved risk category.

●

Salaries and personnel expense, excluding one-time expenses related to the revised Trust business model announced in April 2013 and other headcount reductions during the period, declined $192 thousand primarily as a result of reductions in medical insurance premiums and the use of contract labor.

Financial Condition

The discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2013	December 31, 2012	Dollar variance	Percent variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$62,668	$101,385	$(38,717)	(38.2)%
Total cash and cash equivalents	62,668	101,385	(38,717)	(38.2)

FHLB stock, at cost	1,380	1,811	(431)	(23.8)
Investment securities available for sale, at fair value	246,501	264,502	(18,001)	(6.8)
Mortgage loans held for sale	2,934	6,114	(3,180)	(52.0)
Other loans held for sale	-	776	(776)	(100.0)

Loans, gross	741,355	738,282	3,073	0.4
Less: allowance for loan losses	(17,218)	(17,825)	607	(3.4)
Loans, net	724,137	720,457	3,680	0.5

Premises and equipment, net	24,052	24,796	(744)	(3.0)
Accrued interest receivable	3,502	3,910	(408)	(10.4)
Foreclosed real estate	8,296	10,911	(2,615)	(24.0)
Deferred tax asset, net	1,273	-	1,273	100.0
Other assets	10,479	10,794	(315)	(2.9)
Total assets	$1,085,222	$1,145,456	$(60,234)	(5.3)%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$188,197	$179,695	$8,502	4.7%
Interest-bearing	770,644	843,547	(72,903)	(8.6)
Total deposits	958,841	1,023,242	(64,401)	(6.3)

Retail repurchase agreements	18,312	15,357	2,955	19.2
Accrued interest payable	148	450	(302)	(67.1)
Other liabilities	8,805	8,027	778	9.7
Total liabilities	986,106	1,047,076	(60,970)	(5.8)

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	127	127	-	-
Capital surplus	143,975	143,342	633	0.4
Accumulated deficit	(34,697)	(38,372)	3,675	(9.6)
Accumulated other comprehensive loss, net of tax	(10,289)	(6,717)	(3,572)	53.2
Total shareholders' equity	99,116	98,380	736	0.7

Total liabilities and shareholders' equity	$1,085,222	$1,145,456	$(60,234)	(5.3)%

Cash and Cash Equivalents

Although cash and cash equivalent balances continue to be elevated as compared to historical levels, such balances decreased by $38.7 million at June 30, 2013 from December 31, 2012. This is primarily attributable to disbursements to fund a net reduction in deposits of $64.4 million. Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to what we could earn investing this cash in assets that generate a greater return.

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

Investment Securities

Composition. The fair value of the investment securities available for sale portfolio represented 22.7% of total assets at June 30, 2013 and 23.1% of total assets at December 31, 2012.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2013			December 31, 2012
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
State and municipal	$8,270	$8,403	3.4%	$11,247	$11,530	4.4%
Collateralized mortgage obligations (federal agencies)	111,617	108,203	43.9	122,444	123,508	46.7
Other mortgage-backed (federal agencies)	89,514	89,215	36.2	62,581	63,817	24.1
SBA loan-backed (federal agency)	40,455	40,680	16.5	65,828	65,647	24.8
Total investment securities available for sale	$249,856	$246,501	100.0%	$262,100	$264,502	100.0%

The decline in fair value of the investment securities portfolio and resulting net unrealized loss at June 30, 2013 resulted from an increase in interest rates in June 2013 as a result of comments by the Federal Reserve indicating that quantitative easing programs may be scaled-back or terminated earlier than markets had previously been anticipating. While the investment securities portfolio is currently in an unrealized loss position, absent any credit losses, which we do not expect, we will recover the full principal amount of these securities if we hold them to maturity.

As noted below, the average duration of the portfolio is 3.8 years, which we have kept relatively short in anticipation of rising interest rates. For the foreseeable future, we intend to maintain our portfolio invested in investment securities with shorter durations.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at June 30, 2013 by contractual maturity and estimated principal repayment distribution (dollars in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$4,036	3.6%
Due after one year through five years	3,149	3.5
Due after five years through ten years	1,085	1.9
Due after ten years	-	-
State and municipal	8,270	3.3

Due in one year or less	13,903	1.5
Due after one year through five years	17,419	1.3
Due after five years through ten years	80,295	2.2
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	111,617	2.0

Due in one year or less	213	4.5
Due after one year through five years	68,829	1.3
Due after five years through ten years	18,433	1.1
Due after ten years	2,039	4.0
Other mortgage-backed (federal agencies)	89,514	1.3

Due in one year or less	-	-
Due after one year through five years	9,786	1.4
Due after five years through ten years	19,119	1.8
Due after ten years	11,550	2.6
SBA loan-backed (federal agency)	40,455	1.9

Due in one year or less	18,152	2.0
Due after one year through five years	99,183	1.4
Due after five years through ten years	118,932	2.0
Due after ten years	13,589	2.8
Total investment securities available for sale	$249,856	1.8%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at June 30, 2013 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Freddie Mac	$78,931	$76,407	77.1%
Ginnie Mae	28,560	27,669	27.9

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at June 30, 2013 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Freddie Mac	$10,196	$10,178	10.3%
Fannie Mae	12,802	12,768	12.9
Ginnie Mae	66,516	66,269	66.9

We had no investments in state and municipal investment securities issued by states that individually exceeded 10% of shareholders’ equity at June 30, 2013.

Pledged. At June 30, 2013 and December 31, 2012, securities totaling $111.8 million and $108.2 million, respectively, were pledged to secure funds on deposit from municipalities.

Lending Activities

General. Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

Loans, gross
Balance at December 31, 2012	$738,282

Additions:
Loan originations net of paydowns and other reductions	8,186
Total additions	8,186

Reductions:
Transfers to foreclosed real estate	1,471
Transfers to other loans held for sale	2,015
Net loans charged-off	1,627
Total reductions	5,113

Balance at June 30, 2013	$741,355

Loans, gross
Balance at December 31, 2011	$773,558

Additions:
Gross loans transferred from other loans held for sale	1,318
Total additions	1,318

Reductions:
Transfers to foreclosed real estate	2,347
Paydowns and other reductions net of loan originations	10,353
Transfers to other loans held for sale	19,722
Net loans charged-off	18,468
Total reductions	50,890

Balance at June 30, 2012	$723,986

Prior to the Private Placement in 2010, we were focused on deleveraging the loan portfolio. We focused on this to both reduce concentration in commercial real estate and to shrink the balance sheet to reduce capital required to maintain our capital ratios in compliance with the Consent Order. The Consent Order was terminated in January 2013. Since the Private Placement, we have continued to focus on reducing our concentration in commercial real estate, but we have also been pursuing prudent new loan growth to utilize our excess cash balances and to generate a higher base on which to earn interest income. Presently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes in 2012 and 2013 in certain products and markets, but it is too soon to know whether such improved origination activity is indicative of a continuing trend.

Other Loans Held for Sale. The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

		Valuation allowance
	Other loans held	on other loans
	for sale, gross	held for sale
Balance at December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	2,015	-
Total additions	2,015	-

Reductions:
Proceeds from sales of other loans held for sale	2,614	1,512
Proceeds from sales of SBA loans	2,222	-
Gain on sales of other loans held for sale	(326)	-
Gain on sales of SBA loans	(207)	-
Total reductions	4,303	1,512

Balance at June 30, 2013	$-	$-

		Valuation allowance
	Other loans held	on other loans
	for sale, gross	held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	-
Other gross loans transferred to other loans held for sale	12,214	-
Writedowns on other loans held for sale included in valuation allowance, net	-	100
Total additions	19,722	100

Reductions:
Proceeds from sales of other loans held for sale	14,592	874
Transfers to foreclosed real estate	1,814	-
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	-
Net paydowns	70	-
Total reductions	20,237	883

Balance at June 30, 2012	$16,224	$1,778

During 2012, we began originating and selling loans partially guaranteed by the SBA, an agency of the U.S. government. We anticipate that such lending will be a normal part of our business strategy going forward and may sell the guaranteed portion of these loans into the secondary market in accordance with our overall asset-liability management strategy. There were no SBA loans included in other loans held for sale at June 30, 2013 and December 31, 2012.

At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 at a gain of $326 thousand.

Loan Composition. In the tables below, loan classes are based on the FDIC’s classification code, and portfolio segments are an aggregation of those classes based on the methodology used by us to develop and document our allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Total	% of total	Total	% of total

Commercial real estate	$449,619	60.6%	$459,212	62.1%
Single-family residential	170,735	23.0	168,180	22.8
Commercial and industrial	63,993	8.6	51,661	7.0
Consumer	48,480	6.6	50,574	6.8
Other	8,528	1.2	9,431	1.3
Total loans	$741,355	100.0%	$739,058	100.0%
Less: other loans held for sale	-		(776)
Loans, gross	$741,355		$738,282

Mortgage loans serviced for the benefit of others totaled $384.8 million and $388.7 million at June 30, 2013 and December 31, 2012, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by the Company.

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

At June 30, 2013, commercial real estate loans comprised 60.6% of gross loans and 376.2% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At June 30, 2013 and December 31, 2012, $201.0 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings and letters of credit, of which $81.5 million and $79.9 million, respectively, were available as lendable collateral.

At June 30, 2013 and December 31, 2012, $2.2 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $2.0 million and $2.2 million, respectively, were available as lendable collateral.

Asset Quality. Given the negative credit quality trends that began in 2008 and accelerated during 2009 and 2010, we performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analyses included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews identified 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed real estate recorded during the years 2009 through 2012.

In general, these loans have one or more of the following common characteristics:

●	Individually larger commercial real estate loans originated between 2004 and 2008 that were larger and more complex loans than we historically originated,
●

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers, which were generally to non-clients for whom we generally had no pre-existing banking relationship, and/or

●

Concentrated originations in commercial real estate including acquisition, development and construction loans by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans is the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans has exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

While asset quality measures remain at historically sub-par levels, such measures have improved significantly from their worst levels, particularly in light of the problem asset sales executed during 2012.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2013	2012

Commercial real estate
Construction, land development and other land loans	$3,970	$5,467
Multifamily residential	181	-
Nonfarm nonresidential	5,196	3,732
Total commercial real estate	9,347	9,199

Single-family residential
Single-family real estate, revolving, open end loans	912	816
Single-family real estate, closed end, first lien	3,494	4,442
Single-family real estate, closed end, junior lien	274	299
Total single-family residential	4,680	5,557

Commercial and industrial	2,494	826

Credit cards	5	17
All other consumer	225	247
Total consumer	230	264

Farmland and other	1	2

Total nonaccrual loans	16,752	15,848

Foreclosed real estate	8,296	10,911
Repossessed personal property	33	81
Total foreclosed real estate and repossessed personal property	8,329	10,992

Total nonperforming assets	$25,081	$26,840

Less: nonaccrual other loans held for sale	-	(776)

Adjusted nonperforming assets	$25,081	$26,064

Troubled debt restructurings included in nonaccrual loans above	$2,484	$3,124

Loans*	741,355	739,058

Total assets	1,085,222	1,145,456

Total nonaccrual loans as a percentage of:
loans*	2.26%	2.14%
total assets	1.54	1.38

Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	3.35%	3.58%
total assets	2.31	2.34

* includes gross loans and other loans held for sale, where applicable

Nonaccrual loans are those loans for which payment in full of principal or interest is not expected. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable repayment arrangement has been made with the client. Loans may also be placed in nonaccrual status if we determine that a factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed based on the effective date of nonaccrual status. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire unamortized basis of the loan has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

Total loans migrating into nonaccrual status were $74.2 million, $34.7 million, $11.5 million and $8.9 million for the years ended December 31, 2010, 2011, 2012, and the six months ended June 30, 2013, respectively. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Three loans with a balance greater than $1 million comprised 30% of our nonaccrual loans at June 30, 2013. All of these loans were out-of-market loans, and one was a purchased participation. The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at June 30, 2013.

% of total nonaccrual loans
Residential lots / golf course development	11%
Commercial use real estate	9
Collateral other than real estate	10
Total	30%

Additional interest income of $193 thousand and $348 thousand would have been reported during the three and six months ended June 30, 2013, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at June 30, 2013 (in thousands).

Construction, land development, and other land	$6,799
Single-family residential	217
Nonfarm nonresidential	1,280
Total foreclosed real estate	$8,296

Included in foreclosed real estate at June 30, 2013 were 77 developed residential lots with an aggregate net book value of $6.5 million in two separate communities related to one real estate development. In coordination with the owner of the development, we developed and began executing a marketing plan in August 2012 to sell these lots. Due to the number of lots owned, change in ownership of the development in August 2012 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third party “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third party appraisals for which appraised values continue to decline, although the rate of decline appears to be slowing and recent appraisals and sales generally indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values, particularly in the current economic environment.

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Foreclosed real estate, beginning of period	$11,057	$26,701	$10,911	$27,663
Plus: New foreclosed real estate	201	1,885	1,471	4,161
Less: Proceeds from sale of foreclosed real estate	(752)	(7,142)	(1,517)	(9,064)
Plus: Gain on sale of foreclosed real estate	33	302	90	318
Less: Writedowns and losses charged to expense	(2,243)	(7,063)	(2,659)	(8,395)
Foreclosed real estate, end of period	$8,296	$14,683	$8,296	$14,683

Writedowns charged to expense during the second quarter 2013 include writedowns of $1.7 million and $499 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively. Writedowns charged to expense during the six months ended June 30, 2013 include writedowns of $2.1 million and $593 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges in the current economic environment to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $29.2 million and $33.3 million at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.7 million have been recorded on these loans, none of which was charged-off during the six months ended June 30, 2013. As of June 30, 2013, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at June 30, 2013 were $4.0 million and $3.2 million, respectively. Additionally, at June 30, 2013, the A and B loans for one of the three loans was accounted for as a troubled debt restructuring.

Six individual loans greater than $1 million comprised $22.7 million (77.6%) of our troubled debt restructurings at June 30, 2013. Two of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment and one experienced a reduction in principal. At June 30, 2013, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 4, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 and 7 under our risk rating system and therefore classified as substandard and doubtful) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of June 30, 2013 and December 31, 2012, total potential problem loans totaled $42.9 million and $48.9 million, respectively, of which $20.4 million and $20.1 million, respectively, were troubled debt restructurings. As of June 30, 2013, total potential problem loans have decreased 70.9% from the peak at June 30, 2010.

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

The allowance for loan losses decreased to $17.2 million, or 2.32% of gross loans, at June 30, 2013, compared to $17.8 million, or 2.41% of gross loans, at December 31, 2012. The decreasing coverage percentage at June 30, 2013 as compared to December 31, 2012 was the result of improvement in our credit quality and reflects a net reduction in the loan portfolio, an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions.

In general, during 2012 and the first six months of 2013 we experienced improving trends in certain credit quality statistics related to our loan portfolio, many of which were positively impacted by the sale of selected classified loans during 2012. Total loans migrating into nonaccrual status have declined from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $16.8 million at June 30, 2013 represent an 85.2% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses would also likely result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have generally stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at June 30, 2013 and indirectly the provision for loan losses for the three and six months ended June 30, 2013, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the overall economic environment including within our specific geographic market,
●	The cumulative impact of the extended duration of this economic environment on our clients, in particular commercial real estate loans for which we have a heavy concentration,
●

The level of real estate development loans in which the majority of our losses have occurred, although such loans have decreased 74.0% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at June 30, 2013, although, while still at an elevated level, nonperforming assets decreased 82.4% from the peak at March 31, 2010,

●

The trend in our criticized and classified loans which, while still at an elevated level, decreased 18.1% and 6.0%, respectively, from March 31, 2013 and have declined in each of the last thirteen quarters,

●	The trend and elevated level of the historical loan loss rates within our loan portfolio,
●	The results of our internal and external loan reviews, and
●	Our individual impaired loan analysis which identified:
o	Improving but continued stress on some borrowers given increasing lack of liquidity, limited bank financing and credit availability, and
o	Stabilizing but still depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes activity within our allowance for loan losses, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Allowance for loan losses, beginning of period	$17,470	$23,388	$17,825	$25,596

Provision for loan losses	670	8,450	1,020	11,150

Loans charged-off
Commercial real estate	294	11,470	758	15,221
Single-family residential	299	1,880	432	2,903
Commercial and industrial	335	228	374	302
Consumer	64	118	161	359
Other	135	158	350	319
Total loans charged-off	1,127	13,854	2,075	19,104

Recoveries
Commercial real estate	37	25	68	104
Single-family residential	16	29	59	74
Commercial and industrial	25	89	35	108
Consumer	41	45	75	106
Other	86	106	211	244
Total loans recovered	205	294	448	636

Net loans charged-off	922	13,560	1,627	18,468

Allowance for loan losses, end of period	$17,218	$18,278	$17,218	$18,278

Average loans, gross	$738,053	$748,500	$737,210	$761,007
Total loans, gross	741,355	723,986	741,355	723,986
Nonaccrual loans (1)	16,752	24,176	16,752	24,176
Net loans charged-off as a percentage of average gross loans (annualized)	0.50%	7.29%	0.45%	4.88%
Allowance for loan losses as a percentage of total loans, gross	2.32	2.52	2.32	2.52
Allowance for loan losses as a percentage of nonaccrual loans	102.78	75.60	102.78	75.60
(1) Includes $2.1 million of loans classified as other loans held for sale at June 30, 2012.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs were charge-offs on loans individually evaluated for impairment for the three months ended June 30, 2013 and 2012 totaling $296 thousand and $10.7 million, respectively and for the six months ended June 30, 2013 and 2012 totaling $408 thousand and $14.9 million, respectively. The determination was made to take charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At June 30, 2013, we had four loan relationships totaling $16.0 million with a Bank-funded interest reserve. None of these loans were categorized as impaired at June 30, 2013.

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

At June 30, 2013 and December 31, 2012, impaired loans totaled $46.6 million and $42.1 million, respectively, of which $29.2 million and $33.3 million, respectively, were classified as troubled debt restructurings. The increase in impaired loans from December 31, 2012 to June 30, 2013 was primarily the result of the addition of one loan with a carrying balance of $1.6 million before the application of any specific allowance for loan losses.

At June 30, 2013, $25.0 million of our loans evaluated individually for impairment were valued based on the estimated fair value of collateral and $18.5 million were valued based on the present value of estimated future cash flows.

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

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $744 thousand (3.0%) during the six months ended June 30, 2013, while long-lived assets held for sale remained unchanged during the same period.

We are currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a Bank-owned branch facility with a net book value of $123 thousand which are classified as long-lived assets held for sale and included in Other assets in the Consolidated Balance Sheets.

Net Deferred Tax Asset

Without regard to any valuation allowance, a net deferred tax asset of $31.8 million was recorded in our Consolidated Balance Sheet as of June 30, 2013. This net deferred tax asset primarily includes, among other things, the after-tax impact of net operating losses generated in 2010, 2011 and 2012 and the effect of realized built-in losses generated in those years. A portion of the deferred tax asset was offset by a valuation allowance of $30.5 million as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on our cumulative tax losses since the quarter ended June 30, 2009, net operating loss carryforward limitations, the level of projected future taxable income and available tax planning strategies. The deferred tax asset, net at June 30, 2013 of $1.3 million relates to deferred taxes associated with a $3.4 million pre-tax net unrealized loss on the investment securities available for sale portfolio at June 30, 2013 for which we did not believe a valuation allowance was necessary based on tax planning strategies that may be employed to assure its utilization, if necessary.

For disclosure regarding the impact of the Private Placement on the Company’s net deferred tax asset, see Item 1. Financial Statements, Note 12, Income Taxes.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of events and circumstances that cannot be predicted with certainty. While we maintained a valuation allowance against the majority of our net deferred tax asset for financial reporting purposes at June 30, 2013, the net operating losses and net realized built-in losses may be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and net realized built-in losses for income tax purposes and reverse a portion of the valuation allowance for financial reporting purposes. The determination of how much of the net operating losses and net realized built-in losses we will be able to utilize and, therefore, how much of the valuation allowance may be reversed and the timing is based on our future results of operations and the amount and timing of actual loan charge-offs and asset writedowns. Based on our recent trends in profitability and current forecasts for future earnings, we expect to reverse a portion of the valuation allowance on our net deferred tax asset during the third quarter 2013.

Deposit Activities

Deposit accounts have historically been our primary source of funds and a competitive strength. These accounts also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges. We set annual targets for deposit accounts in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 106-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	June 30, 2013		December 31, 2012
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$188,197	19.6%	$179,695	17.6%
Interest-bearing transaction deposit accounts	315,447	32.9	304,149	29.7
Transaction deposit accounts	503,644	52.5	483,844	47.3

Money market deposit accounts	130,416	13.6	129,708	12.7
Savings deposit accounts	78,771	8.2	70,646	6.9
Time deposit accounts	246,010	25.7	339,044	33.1
Total deposits	$958,841	100.0%	$1,023,242	100.0%

Our MyPal checking and Smart Savings products were updated and re-branded during the second quarter 2013. The MyPal checking account was rebranded as MyPalmetto Checking, and the Smart Savings account was rebranded as MyPalmetto Savings.

On an ongoing basis we evaluate the benefits and features of all of our deposit products. During 2012, we analyzed all account relationships that had a service charge waive status and made the determination for them to remain in waived status or return to assessing status with the result being an expected increase in future revenues.

Effective June 1, 2013 we replaced our existing NSF fee structure of $32 per item (with a daily cap of $192 per day) with a tiered structure of $19 per item for the first item, $29 per item for the second and third item and $37 per item for the fourth and subsequent items per calendar year with a daily cap of $222 per day. The revised NSF pricing structure is expected to reduce the amount of NSF fees for most of our accountholders who trigger an occasional NSF item while increasing our overall fees from those accountholders who use this service on a recurring basis.

Since the fourth quarter 2010 and as a result of the cash received in the Private Placement in 2010, a general lack of loan growth and in order to manage our net interest margin, we have not pursued retention of maturing higher priced time deposit accounts. As these time deposits matured, some were renewed at much lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. During the six months ended June 30, 2013, $203.4 million of time deposits matured with a weighted average rate of 1.47%. Time deposits totaling $132.0 million are scheduled to mature over the remainder of 2013 with a weighted average rate of 1.17%.

Interest-bearing deposits decreased $72.9 million during the six months ended June 30, 2013 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $8.5 million during the same period primarily as a result of seasonal increases in balances as well as the addition of larger commercial client deposit relationships. Deposit accounts continue to be our primary source of funding. As part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits.

In 2010, FDIC deposit insurance on most deposit accounts was permanently increased from $100 thousand to $250 thousand by the Dodd-Frank Act. In addition, the FDIC’s Temporary Account Guarantee Program provided that all noninterest-bearing transaction accounts (typically business checking accounts) were fully guaranteed by the FDIC for the entire amount of the account through December 31, 2012 after which the unlimited insurance coverage expired. To date we believe we have not experienced any significant changes in deposit balances as a result of the expiration of the FDIC’s Temporary Account Guarantee program.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at the date indicated and totaled $114.6 million and $179.2 million at June 30, 2013 and December 31, 2012, respectively.

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 1.5% at December 31, 2012 to 1.9% at June 30, 2013. This increase was due to an increase in retail repurchase agreements which constituted all of our borrowings at both dates as well as a decrease in total liabilities between the same periods.

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

Correspondent Bank Lines of Credit. At June 30, 2013 and December 31, 2012, we had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

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

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	June 30,	December 31,
	2013	2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$81,541	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	-	-
Total lendable collateral value pledged to serve against FHLB borrowings	$81,541	$79,922

At both June 30, 2013 and December 31, 2012, the Bank had no outstanding borrowings from the FHLB.

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

Capital

At June 30, 2013, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2013	2012	2013	2012
Total shareholders' equity	$99,116	$89,772	$99,116	$89,772
Average shareholders' equity	101,613	103,174	100,676	105,158

Shareholders' equity as a percentage of assets	9.13%	7.60%	9.13%	7.60%
Average shareholders' equity as a percentage of average assets	9.35	8.62	9.14	8.70

Book value per common share	$7.76	$7.04	$7.76	$7.04
Cash dividends per common share	-	-	-	-
Dividend payout ratio	n/a	n/a	n/a	n/a

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

Basel III. In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Deferred tax assets and deferred tax liabilities represent the tax impacts of temporary differences between the financial reporting and income tax bases of various items. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. As described in more detail in Net Deferred Tax Asset, we recorded a valuation allowance to fully offset our net deferred tax asset at December 31, 2010. Through March 31, 2013, based on our periodic evaluations as of the end of each reporting period, we continuously maintained a valuation allowance to fully offset our net deferred tax assets. The deferred tax asset, net at June 30, 2013 of $1.3 million relates to deferred taxes associated with a $3.4 million pre-tax net unrealized loss on the  investment securities available for sale portfolio at June 30, 2013 for which we did not believe a valuation allowance was necessary based on tax planning strategies that may be employed to assure its utilization, if necessary.

For regulatory capital purposes, deferred tax assets are limited to the tax benefits which can be realized through carryback to prior years or from taxable income expected to be realized over the next twelve months. At June 30, 2013, $1.3 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in future periods in an amount that may differ from the amount recognized in capital under GAAP.

Since June 30, 2013, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 19, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At June 30, 2013, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,227,656 at July 22, 2013. To date, we have not issued any shares of preferred stock.

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

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher priced funding such as maturing time deposits. At June 30, 2013, we continued to maintain elevated cash levels to fund loan originations and allow for strategic reductions in time deposits.

Liquidity resources and balances at June 30, 2013, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at June 30, 2013 and December 31, 2012 was $294 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

Quarterly Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the three months ended June 30,		Dollar	Percent
	2013	2012	variance	variance

Interest income
Interest earned on cash and cash equivalents	$24	$72	$(48)	(66.7)%
Dividends received on FHLB stock	21	13	8	61.5
Interest earned on investment securities available for sale	964	1,312	(348)	(26.5)
Interest and fees earned on loans	9,719	10,025	(306)	(3.1)
Total interest income	10,728	11,422	(694)	(6.1)

Interest expense
Interest expense on deposits	502	1,339	(837)	(62.5)
Interest expense on retail repurchase agreements	1	-	1	100.0
Total interest expense	503	1,339	(836)	(62.4)

Net interest income	10,225	10,083	142	1.4

Provision for loan losses	670	8,450	(7,780)	(92.1)

Net interest income after provision for loan losses	9,555	1,633	7,922	485.1

Noninterest income
Service charges on deposit accounts, net	1,603	1,669	(66)	(4.0)
Fees for trust, investment management and brokerage services	905	870	35	4.0
Mortgage-banking	564	832	(268)	(32.2)
Automatic teller machine	259	248	11	4.4
Bankcard services	64	57	7	12.3
Investment securities gains, net	331	9,859	(9,528)	(96.6)
Other	511	428	83	19.4
Total noninterest income	4,237	13,963	(9,726)	(69.7)

Noninterest expense
Salaries and other personnel	5,310	5,335	(25)	(0.5)
Occupancy	1,047	1,064	(17)	(1.6)
Furniture and equipment	918	834	84	10.1
Professional services	556	424	132	31.1
FDIC deposit insurance assessment	358	446	(88)	(19.7)
Marketing	338	374	(36)	(9.6)
Foreclosed real estate writedowns and expenses	2,280	6,966	(4,686)	(67.3)
Loss (gain) on other loans held for sale	(326)	2,406	(2,732)	(113.5)
Loan workout	240	158	82	51.9
Other	1,190	1,227	(37)	(3.0)
Total noninterest expense	11,911	19,234	(7,323)	(38.1)

Income (loss) before provision for income taxes	1,881	(3,638)	5,519	(151.7)

Provision for income taxes	382	3,511	(3,129)	(89.1)

Net income (loss)	$1,499	$(7,149)	$8,648	(121.0)%

Common and per share data
Net income (loss) - basic	$0.12	$(0.57)	$0.68	(120.9)%
Net income (loss) - diluted	0.12	(0.57)	0.68	(120.8)
Cash dividends	-	-	-	-
Book value	7.76	7.04	0.72	10.2

Weighted average common shares outstanding - basic	12,652,355	12,638,160
Weighted average common shares outstanding - diluted	12,737,369	12,638,160

Net Interest Income

General. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $10.2 million for the three months ended June 30, 2013 compared with $10.0 million for the three months ended June 30, 2012. Overall, net interest income for the three months ended June 30, 2013 was impacted by the following:

●

Reduction in interest rates of 525 basis points by the Federal Reserve throughout 2007 and 2008, a general flattening of the yield curve and a continuation of this low rate environment into 2013. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At June 30, 2013, loans aggregating $157.2 million had interest rate floors of which $106.4 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended June 30, 2013 and June 30, 2012 totaling $193 thousand and $437 thousand, respectively.
●

Reduction of $22.4 million in total average gross loans and other loans held for sale during the second quarter 2013 as compared to the second quarter 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations given limited loan demand from credit-worthy clients. We continue to take steps to resolve our remaining problem loans; however, we are actively pursuing new loan originations and are keenly focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank. During the second quarter 2013, time deposits declined $17.5 million which reflected the impact of maturities of $54.4 million at a weighted average rate of 0.86% a portion of which were not retained at maturity.

●

Increase in long-term interest rates in June 2013 as a result of comments made by the Federal Reserve related to possible changes in quantitative easing policies. Over time, an increase in interest rates to more stable historical levels is expected to result in an improved net interest margin.

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

	For the three months ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$45,852	$24	0.21%	$121,440	$72	0.24%
FHLB stock	1,380	21	6.10	2,686	13	1.95

Investment securities available for sale, taxable (1)	248,904	889	1.43	168,269	643	1.53
Investment securities available for sale, nontaxable (1)	9,296	75	3.23	82,634	669	3.24
Total investment securities available for sale	258,200	964	1.49	250,903	1,312	2.09

Loans (2)	740,643	9,719	5.26	762,890	10,025	5.29
Total interest-earning assets	1,046,075	10,728	4.11	1,137,919	11,422	4.03

Noninterest-earning assets
Cash and cash equivalents	9,437			9,531
Allowance for loan losses	(17,559)			(20,749)
Premises and equipment, net	24,419			24,925
Accrued interest receivable	3,549			4,232
Foreclosed real estate	10,281			22,458
Other assets	10,763			18,281
Total noninterest-earning assets	40,890			58,678

Total assets	$1,086,965			$1,196,597

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$314,294	$10	0.01%	$305,968	$9	0.01%
Money market deposit accounts	134,296	7	0.02	133,393	13	0.04
Savings deposit accounts	76,190	3	0.02	64,869	2	0.01
Time deposit accounts	249,745	482	0.77	379,533	1,315	1.39
Total interest-bearing deposits	774,525	502	0.26	883,763	1,339	0.61

Retail repurchase agreements	16,789	1	0.02	22,499	-	-
Other borrowings	9	-	-	25	-	-
Total interest-bearing liabilities	791,323	503	0.25	906,287	1,339	0.59

Noninterest-bearing liabilities
Noninterest-bearing deposits	185,199			176,864
Accrued interest payable	229			584
Other liabilities	8,601			9,688
Total noninterest-bearing liabilities	194,029			187,136

Total liabilities	985,352			1,093,423

Shareholders' equity	101,613			103,174

Total liabilities and shareholders' equity	$1,086,965			$1,196,597

NET INTEREST INCOME/NET INTEREST MARGIN		$10,225	3.92%		$10,083	3.56%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the three months ended June 30, 2013 compared with the three months ended June 30, 2012
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(40)	$(8)	$(48)
FHLB stock	(2)	10	8
Investment securities available for sale	39	(387)	(348)
Total loans	(268)	(38)	(306)
Total interest income	(271)	(423)	(694)

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Transaction deposit accounts	-	1	1
Money market deposit accounts	-	(6)	(6)
Savings deposit accounts	-	1	1
Time deposit accounts	(362)	(471)	(833)
Total interest expense on deposits	(362)	(475)	(837)

Retail repurchase agreements	-	1	1
Total interest expense	(362)	(474)	(836)

Net interest income	$91	$51	$142

Provision for Loan Losses

Provision for loan losses decreased from $8.5 million during the three months ended June 30, 2012 to $670 thousand during the three months ended June 30, 2013. The reduction in the provision for loan losses reflects a reduction in net charge-offs of $12.6 million and significant improvement in our credit quality measures over the last year. We recorded an elevated provision for loan losses during the second quarter 2012 due to increased losses resulting from the strategic problem loan sales recorded during the second quarter 2012. Since June 30, 2012, our nonaccrual loans declined 30.7%, and classified loans declined 34.6%. The allowance for loan losses as a percentage of gross loans declined from 2.52% at June 30, 2012 and 2.41% at December 31, 2012 to 2.32% at June 30, 2013. The reduction in the provision for loan losses also reflects an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions. The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended June 30,
	2013	2012
Service charges on deposit accounts, net	$1,603	$1,669
Fees for trust, investment management and brokerage services	905	870
Mortgage-banking	564	832
Automatic teller machine	259	248
Bankcard services	64	57
Investment securities gains, net	331	9,859
Other	511	428
Total noninterest income	$4,237	$13,963

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% and 1.4% of average transaction deposit balances for the three months ended June 30, 2013 and 2012, respectively. The reduction in these service charges reflects an overall increase in average transaction account balances which reduced NSF income and service charge income for those accounts that have minimum balance or earnings credit offsets. While the number of account holders impacted is expected to be reduced, we expect the implementation in June 2013 of our revised tiered NSF pricing schedule to result in overall increasing aggregate services charges going forward.

Fees for Trust, Investment Management and Brokerage Services. The increase in trust, investment management and brokerage services during the three months ended June 30, 2013 compared with same period of 2012 was the result of an increase in brokerage service fees of $23 thousand and an increase in trust fees of $12 thousand.

Brokerage income increased from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily as a result of a change in the mix and type of accounts under management. The average market value of brokerage assets under management increased from $184.4 million during the three months ended June 30, 2012 to $198.0 million during the three months ended June 30, 2013. Assets under management increased as a result of overall market appreciation over the past year and the addition of new assets under management.

Improvement in trust fees resulted primarily from an increase in estate fees over the period. The average market value of trust assets under management decreased from $267.9 million during the three months ended June 30, 2012 to $230.2 million during the three months ended June 30, 2013. The market value of assets under management is impacted by market value changes in client balances, account distributions at the request of clients and new business generated during the year.

In April 2013, we entered into agreements with TNB and IPI to enhance the delivery of our trust and brokerage services, respectively. Contemporaneously with entering into the Transfer Agreement with TNB, the Bank also agreed to enter into the Support Agreement with TNB under which the Bank will provide office space and other support services in its existing facilities to the TNB employees who will provide the trust services. The agreements are part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our expansion into and hiring of a dedicated Private Banker during June).

In accordance with the agreements, on June 28, 2013 TNB assumed ownership of the accounts, certain employees of the Bank, and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, beginning on such date in accordance with the Support Agreement we earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts referred to TNB.

Similarly, under the agreement with IPI, IPI will provide brokerage services to our clients, and we will earn a percentage of the ongoing revenues generated from the existing and new brokerage assets managed by IPI. The agreement with IPI is subject to customary closing conditions and is expected to close August 1, 2013.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended June 30,		Dollar	Percent
	2013	2012	variance	variance
Mortgage-servicing fees	$245	$250	$(5)	(2.0)%
Gain on sale of mortgage loans held for sale	519	510	9	1.8
Mortgage-servicing rights portfolio amortization and impairment	(226)	(201)	(25)	12.4
Derivative loan commitment income	(237)	23	(260)	(1,130.4)
Forward sales commitment income (expense)	249	142	107	75.4
Other	14	108	(94)	(87.0)
Total mortgage-banking income	$564	$832	$(268)	(32.2)%

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.26%

Gain on sale of mortgage loans remained relatively unchanged during the second quarter 2013 as compared with the second quarter 2012 due to a decline in originations and due to the impact of market value adjustments on mortgage derivatives. Mortgage loans held for sale originated during the three months ended June 30, 2013 and June 30, 2012 totaled $15.1 million and $20.7 million, respectively, while proceeds from sales over the same periods were $19.8 million and $20.3 million, respectively.

Mortgage-banking income during the three months ended June 30, 2013 was also negatively impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Gains, Net. During the second quarters of 2013 and 2012, we realized gains of approximately $331 thousand and $9.9 million on the sale of $28.2 million and $142.0 million in book value of investment securities, respectively. The 2013 sales were the result of a strategic decision to reduce the investment securities available for sale portfolio’s exposure to rising interest rates. The 2012 sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities available for sale portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets to various counterparties and the resulting impact on regulatory capital. The proceeds from both of these sales were reinvested in investment securities.

Other. Other noninterest income increased $83 thousand (19.4%) during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of gains on sales of SBA loans totaling $59 thousand as well as an increase in net debit card income of $25 thousand.

Noninterest Expense

General. In connection with the Strategic Project Plan and additional strategic and tactical actions to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on identifying and implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Examples of actions that have resulted in reductions to our overall expense base include:

●	Freezing most teammate salaries from May 2009 to February 2011 and from February 2012 through February 2013,
●	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,
●	Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially re-instated beginning on July 1, 2013,
●	Reducing marketing expenses and corporate contributions to not-for-profit organizations,
●	Eliminating officer perquisites,
●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements related to the retail banking network and lending processes,
●	Consolidating two branches and selling two branches in March 2012 and July 2012, respectively, and
●	More fully leveraging existing technology, implementing more advanced technology and other process improvements.

Furthermore, the sale of problem assets in 2012 has resulted in reduced writedowns resulting from receipt of ongoing appraisals and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value.

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

	For the three months ended June 30
	2013	2012
Salaries and other personnel	$5,310	$5,335
Occupancy	1,047	1,064
Furniture and equipment	918	834
Professional services	556	424
FDIC deposit insurance assessment	358	446
Marketing	338	374
Foreclosed real estate writedowns and expenses	2,280	6,966
Loss (gain) on other loans held for sale	(326)	2,406
Loan workout	240	158
Other	1,190	1,227
Total noninterest expense	$11,911	$19,234

Salaries and Other Personnel. Salaries and other personnel expense decreased $25 thousand (0.5%) from the three months ended June 30, 2012 to the three months ended June 30, 2013 as a result of 13 fewer average full time equivalent teammates, decreased use of contract personnel and lower benefit costs which were partially offset by increased incentive accruals and $223 thousand of one-time charges related to the revised Trust business model announced in the second quarter 2013 and other headcount reductions.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $67 thousand (3.5%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of software costs related to technology initiatives designed to enhance the client experience and increase operational efficiencies.

Professional Services. Professional services expense increased $132 thousand (31.1%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Contributing to this increase were costs associated with technology initiatives designed to enhance the client experience and increase operational efficiencies and the outsourcing of certain operational functions. Also impacting this increase were costs to comply with expanded requirements for the electronic submission of financial information to the SEC. Offsetting these increases were savings associated with the management of our 2013 Annual Meeting campaign as well as a decrease in consulting costs related to our telecommunications infrastructure. Professional services expense during the three months ended June 30, 2013 also included legal costs associated with the negotiation of the agreements related to our go forward Wealth Management strategy while Professional services expense during the three months ended June 30, 2012 included legal costs associated with branch network reductions. Professional services expense is expected to be higher in 2013 as compared to 2012 due to our planned initiatives designed to enhance the client experience and increase operational efficiencies.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $88 thousand (19.7%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The reduction is attributed to a decline in our assessment base and an improved risk category.

Marketing. Marketing expense decreased $36 thousand (9.6%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of fewer marketing campaigns and website redesign services as compared to last year. Additionally, during the six months ended June 30, 2012 marketing expenses were elevated as a result of client communications related to our branch reduction efforts. Quarterly marketing expenses during 2013 are expected to increase over the remainder of 2013 based on the timing and duration of planned marketing campaigns and initiatives.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $2.3 million for the three months ended June 30, 2013 compared to $7.0 million for the three months ended June 30, 2012. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

During the second quarter 2013 and 2012, we recorded a writedowns of $1.7 million and $4.4 million, respectively, on residential lots in two separate communities related to one real estate development. Foreclosed real estate writedowns and expenses in the second quarter 2012 also included writedowns of $2.2 million associated with properties sold or contracted for settlement in the third quarter 2012.

Loss (Gain) on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during the three months ended June 30, 2013 compared to losses of $2.4 million during the three months ended June 30, 2012. Loss (gain) on other loans held for sale represents writedowns and gains and losses on sales of problem loans classified as other loans held for sale. The decline in losses on other loans held for sale is a result of a reduction in the number of problem loans included in this portfolio. At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 resulting in a gain of $326 thousand.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the sale of problem loans in 2012 and resulting overall reduction in problem loans, our loan workout expenses have declined and are expected to be lower and less volatile going forward.

Other. Other noninterest expense decreased $37 thousand (3.0%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Included in this financial statement line item and contributing to the change were the following:

●	A decrease in the provision for unfunded commitments of $272 thousand resulting from a reduction in unfunded loan commitments at June 30, 2013 compared to June 30, 2012,
●

An increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense, and

●	Contract termination and related fees of $85 thousand related to the transfer of our Trust business announced on April 30, 2013.

Provision for Income Taxes

The provision for income taxes was $382 thousand and $3.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively. The provision for income taxes for the three months ended June 30, 2013 included $71 thousand for state income tax and $57 thousand for federal alternative minimum tax. In addition $254 thousand of the second quarter 2013 provision reflects the deferred tax impact of the change from a net unrealized gain position with respect to investment securities available for sale as of the end of the first quarter 2013 to a net unrealized loss position as of the end of the second quarter 2013. The provision for income taxes for the three months ended June 30, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the net unrealized gain on investment securities available for sale during the quarter. Based on our recent trends in profitability and current forecasts for future earnings, we expect to reverse a portion of the valuation allowance on our net deferred tax asset during the third quarter 2013.

Due to the presence of a valuation allowance on a portion of our net deferred tax asset, the quarterly provision (benefit) for income taxes generally includes changes in the valuation allowance related to changes in the net deferred tax asset. In addition, the provision for (benefit) for income taxes also includes estimated state income taxes and a provision for federal alternative minimum taxes, if applicable. South Carolina law does not allow the use of net operating loss carryforwards as an offset to current period taxable income.

For additional disclosure regarding the valuation allowance on the net deferred tax asset and the provision for income taxes, see Critical Accounting Policies and Estimates and Item 1. Financial Statements, Note 12, Income Taxes.

Year-to-Date Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the six months ended June 30,		Dollar	Percent
	2013	2012	variance	variance

Interest income
Interest earned on cash and cash equivalents	$59	$123	$(64)	(52.0)%
Dividends received on FHLB stock	21	25	(4)	(16.0)
Interest earned on investment securities available for sale	1,974	2,948	(974)	(33.0)
Interest and fees earned on loans	19,538	20,351	(813)	(4.0)
Total interest income	21,592	23,447	(1,855)	(7.9)

Interest expense
Interest expense on deposits	1,397	2,732	(1,335)	(48.9)
Interest expense on retail repurchase agreements	1	1	-	-
Total interest expense	1,398	2,733	(1,335)	(48.8)

Net interest income	20,194	20,714	(520)	(2.5)

Provision for loan losses	1,020	11,150	(10,130)	(90.9)

Net interest income after provision for loan losses	19,174	9,564	9,610	100.5

Noninterest income
Service charges on deposit accounts, net	3,157	3,343	(186)	(5.6)
Fees for trust, investment management and brokerage services	1,674	1,589	85	5.3
Mortgage-banking	1,135	1,633	(498)	(30.5)
Automatic teller machine	489	489	-	-
Bankcard services	124	119	5	4.2
Investment securities gains, net	331	9,859	(9,528)	(96.6)
Other	1,072	861	211	24.5
Total noninterest income	7,982	17,893	(9,911)	(55.4)

Noninterest expense
Salaries and other personnel	10,408	10,943	(535)	(4.9)
Occupancy	2,114	2,328	(214)	(9.2)
Furniture and equipment	1,818	1,725	93	5.4
Professional services	983	890	93	10.4
FDIC deposit insurance assessment	728	1,097	(369)	(33.6)
Marketing	480	562	(82)	(14.6)
Foreclosed real estate writedowns and expenses	2,732	8,334	(5,602)	(67.2)
Loss (gain) on other loans held for sale	(326)	2,534	(2,860)	(112.9)
Loan workout	452	387	65	16.8
Other	2,897	2,365	532	22.5
Total noninterest expense	22,286	31,165	(8,879)	(28.5)

Income (loss) before provision for income taxes	4,870	(3,708)	8,578	(231.3)

Provision for income taxes	1,195	4,028	(2,833)	(70.3)

Net income (loss)	$3,675	$(7,736)	$11,411	(147.5)%

Common and per share data
Net income (loss) - basic	$0.29	$(0.61)	$0.90	(147.5)%
Net income (loss) - diluted	0.29	(0.61)	0.90	(147.2)
Cash dividends	-	-	-	-
Book value	7.76	7.04	0.72	10.2

Weighted average common shares outstanding - basic	12,651,565	12,637,990
Weighted average common shares outstanding - diluted	12,709,620	12,637,990

Net Interest Income

General. Net interest income totaled $20.2 million for the six months ended June 30, 2013 compared with $20.7 million for the six months ended June 30, 2012. In addition to the factors discussed in Quarterly Earnings Review that are also applicable to the six month period ended June 30, 2013, net interest income for the six months ended June 30, 2013 was impacted by the following:

●	Foregone interest on nonaccrual loans for the six months ended June 30, 2013 and June 30, 2012 totaling $348 thousand and $850 thousand, respectively,
●

Reduction of $36.3 million in total average gross loans and other loans held for sale during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations, and

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank. During the six months ended June 30, 2013, average time deposits declined $110.1 million which reflected the impact of maturities during the six months ended June 30, 2013 of $203.4 million at a weighted average rate of 1.47% a portion of which were not retained at maturity.

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

	For the six months ended June 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$52,271	$59	0.23%	$113,848	$123	0.22%
FHLB stock	1,578	21	2.68	3,109	25	1.62

Investment securities available for sale, taxable (1)	255,167	1,805	1.41	156,065	1,364	1.75
Investment securities available for sale, nontaxable (1)	10,319	169	3.28	102,171	1,584	3.10
Total investment securities available for sale	265,486	1,974	1.49	258,236	2,948	2.28

Loans (2)	740,305	19,538	5.32	775,975	20,351	5.27
Total interest-earning assets	1,059,640	21,592	4.11	1,151,168	23,447	4.09

Noninterest-earning assets
Cash and cash equivalents	10,053			10,060
Allowance for loan losses	(17,635)			(22,845)
Premises and equipment, net	24,582			25,403
Accrued interest receivable	3,702			4,602
Foreclosed real estate	10,740			24,875
Other assets	10,862			14,836
Total noninterest-earning assets	42,304			56,931

Total assets	$1,101,944			$1,208,099

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$309,143	$19	0.01%	$306,801	$20	0.01%
Money market deposit accounts	133,649	15	0.02	139,169	32	0.05
Savings deposit accounts	74,253	5	0.01	63,187	4	0.01
Time deposit accounts	277,181	1,358	0.99	387,300	2,676	1.39
Total interest-bearing deposits	794,226	1,397	0.35	896,457	2,732	0.61

Retail repurchase agreements	16,717	1	0.01	24,026	1	0.01
Other borrowings	12	-	-	36	-	-
Total interest-bearing liabilities	810,955	1,398	0.35	920,519	2,733	0.60

Noninterest-bearing liabilities
Noninterest-bearing deposits	181,606			171,415
Accrued interest payable	336			600
Other liabilities	8,371			10,407
Total noninterest-bearing liabilities	190,313			182,422

Total liabilities	1,001,268			1,102,941

Shareholders' equity	100,676			105,158

Total liabilities and shareholders' equity	$1,101,944			$1,208,099

NET INTEREST INCOME/NET INTEREST MARGIN		$20,194	3.84%		$20,714	3.62%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the six months ended June 30, 2013 compared with the six months ended June 30, 2012
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(70)	$6	$(64)
FHLB stock	12	(16)	(4)
Investment securities available for sale	85	(1,059)	(974)
Total loans	(1,014)	201	(813)
Total interest income	(987)	(868)	(1,855)

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Transaction deposit accounts	-	(1)	(1)
Money market deposit accounts	(1)	(16)	(17)
Savings deposit accounts	1	-	1
Time deposit accounts	(654)	(664)	(1,318)
Total interest expense on deposits	(654)	(681)	(1,335)

Retail repurchase agreements	-	-	-
Total interest expense	(654)	(681)	(1,335)

Net interest income	$(333)	$(187)	$(520)

Provision for Loan Losses

Provision for loan losses decreased from $11.2 million during the six months ended June 30, 2012 to $1.0 million during the six months ended June 30, 2013. The reduction in the provision for loan losses reflects a reduction in net charge-offs of $16.8 million and significant improvement in our credit quality measures over the last year. See Quarterly Earnings Review, Provision for Loan Losses for additional disclosures.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the six months ended June 30,
	2013	2012
Service charges on deposit accounts, net	$3,157	$3,343
Fees for trust, investment management and brokerage services	1,674	1,589
Mortgage-banking	1,135	1,633
Automatic teller machine	489	489
Bankcard services	124	119
Investment securities gains, net	331	9,859
Other	1,072	861
Total noninterest income	$7,982	$17,893

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% and 1.4% of average transaction deposit balances for the six months ended June 30, 2013 and 2012, respectively. The reduction in these service charges reflects an overall increase in average transaction account balances which reduced NSF income and service charge income for those accounts that have minimum balance or earnings credit offsets.

Fees for Trust, Investment Management and Brokerage Services. The increase in trust, investment management and brokerage services during the six months ended June 30, 2013 compared with same period of 2012 was the result of an increase in trust fees of $56 thousand and an increase in brokerage service fees of $29 thousand.

Improvement in trust fees resulted primarily from an increase in estate fees. The average market value of trust assets under management decreased from $293.8 million during the six months ended June 30, 2012 to $241.8 million during the six months ended June 30, 2013. The market value of assets under management is impacted by market value changes in client balances, account distributions at the request of clients and new business generated during the year.

Brokerage income increased from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily as a result of a change in the mix and type of accounts under management. The average market value of brokerage assets under management increased from $182.4 million during the six months ended June 30, 2012 to $195.2 million during the six months ended June 30, 2013. Assets under management increased as a result of overall market appreciation over the past year and the addition of new assets under management.

See Quarterly Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six months ended June 30,		Dollar	Percent
	2013	2012	variance	variance
Mortgage-servicing fees	$498	$496	$2	0.4%
Gain on sale of mortgage loans held for sale	1,068	1,074	(6)	(0.6)
Mortgage-servicing rights portfolio amortization and impairment	(443)	(408)	(35)	8.6
Derivative loan commitment income	(225)	71	(296)	(416.9)
Forward sales commitment income	160	202	(42)	(20.8)
Other	77	198	(121)	(61.1)
Total mortgage-banking income	$1,135	$1,633	$(498)	(30.5)%

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.26%

Gain on sale of mortgage loans was relatively unchanged during the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 primarily as a result of a strategic decision to retain a portion of mortgage loan production during the second quarter 2013. Mortgage loans held for sale originated during the six months ended June 30, 2013 and June 30, 2012 totaled $34.9 million and $41.8 million, respectively, while proceeds from sales over the same periods were $39.2 million and $42.8 million, respectively.

Mortgage-banking income during the six months ended June 30, 2013 was also lower as a result of fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Gains, Net. During the six months ended June 30, 2013 and 2012, we realized gains of $331 thousand and $9.9 million on the sale of $28.2 million and $142.0 million in book value of investment securities, respectively. See Quarterly Earnings Review, Noninterest Income, Investment Securities Gains, Net for additional disclosures.

Other. Other noninterest income increased $211 thousand (24.5%) during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of gains on sales of SBA loans totaling $237 thousand.

Noninterest Expense

General. The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the six months ended June 30
	2013	2012
Salaries and other personnel	$10,408	$10,943
Occupancy	2,114	2,328
Furniture and equipment	1,818	1,725
Professional services	983	890
FDIC deposit insurance assessment	728	1,097
Marketing	480	562
Foreclosed real estate writedowns and expenses	2,732	8,334
Loss (gain) on other loans held for sale	(326)	2,534
Loan workout	452	387
Other	2,897	2,365
Total noninterest expense	$22,286	$31,165

Salaries and Other Personnel. Salaries and other personnel expense decreased $535 thousand (4.9%) from the six months ended June 30, 2012 to the six months ended June 30, 2013 as a result of decreased salaries due to a reduction in average full time teammates from 339 during the six months ended June 30, 2012 to 321 during the six months ended June 30, 2013, and decreased use of contract personnel and lower benefit costs. The decline in Salaries and other personnel costs was partially offset by increased incentive accruals and by $223 thousand of one-time charges related to the revised Trust business model announced in the second quarter 2013 and other headcount reductions. Salaries and other personnel costs for the six months ended June 30, 2012 included $58 thousand of one-time severance related costs from our branch reduction and certain other strategic actions announced in December 2011.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $121 thousand (3.0%) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Occupancy and furniture and equipment expense for the six months ended June 30, 2012 included $240 thousand associated with our efforts to sell or consolidate four branches and other strategic actions announced in December 2011. Partially offsetting this decline were software expenses associated with technology initiatives designed to enhance the client experience and increase operational efficiencies.

Professional Services. Professional services expense increased $93 thousand (10.4%) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. See Quarterly Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $369 thousand (33.6%) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. See Quarterly Earnings Review, Noninterest Expense, FDIC Deposit Insurance Assessment for additional disclosures.

Marketing. Marketing expense decreased $82 thousand (14.6%) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. See Quarterly Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $2.7 million for the six months ended June 30, 2013 compared to $8.3 million for the six months ended June 30, 2012. See Quarterly Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Loss (Gain) on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during the six months ended June 30, 2013 compared to losses of $2.5 million during the six months ended June 30, 2012. See Quarterly Earnings Review, Noninterest Expense, Loss (gain) on Other Loans Held for Sale for additional disclosures.

Loan Workout. Loan workout expenses increased $65 thousand (16.8%) from the six months ended June 30, 2012 to the six months ended June 30, 2013. See Quarterly Earnings Review, Noninterest Expense, Loan Workout for additional disclosures.

Other. Other noninterest expense increased $532 thousand (22.5%) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Included in this financial statement line item and contributing to the change were the following:

●	An increase in fixed asset disposition expenses totaling $72 thousand,
●	An increase in contract termination and related fees of $85 thousand related to the transfer of our Trust accounts effective June 28, 2013,
●

An increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense,

●

An increase in telecommunications costs primarily associated with additional network and communication services to support our client experience and operational efficiency enhancements. In addition, results for the six months ended June 30, 2012 included one-time expense credits related to a telecommunications efficiency review,

●

An increase in technology costs resulting from initiatives designed to enhance the client experience and increase operational efficiencies such as upgraded real-time Internet banking, the addition of mobile banking and the addition of online fraud mapping,

●	A decrease in the provision for unfunded commitments of $109 thousand due to a reduction in unfunded loan commitments, and
●	A decrease in branch closure expenses of $45 thousand associated with costs incurred during the three months ended June 30, 2012 related to our branch network reductions.

Provision for Income Taxes

The provision for income taxes was $1.2 million and $4.0 million, for the six months ended June 30, 2013 and June 30, 2012, respectively. The provision for income taxes for the six months ended June 30, 2013 included $170 thousand for state income tax and $113 thousand for federal alternative minimum tax. In addition, $912 thousand of the provision reflects the deferred tax impact of the change from a net unrealized gain position with respect to the market values of investment securities available for sale as of the end of 2012 to a net unrealized loss position as of the end of the second quarter 2013. The provision for income taxes for the six months ended June 30, 2012 reflected an increase in the net deferred tax asset valuation allowance as a result of higher net deferred tax assets arising from changes in the net unrealized gain on investment securities available for sale.

See Quarterly Earnings Review, Provision for Income Taxes for additional disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of June 30, 2013, the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest rate environment, we have not prepared a parallel interest rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods, which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	7.41%
Up 300 basis points	5.07
Up 200 basis points	2.94
Up 100 basis points	0.83
Base
Down 100 basis points	(3.39)
Down 200 basis points	(4.98)
Down 300 basis points	(7.38)
Down 400 basis points	n/a
___

(1) The rising 100, 200, 300 and 400 basis point and falling 100, 200 and 300 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

●	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics,
●	The computation of prospective impacts of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results, and
●	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Roy D. Jones

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: July 31, 2013

EXHIBIT INDEX

           Exhibit No.       Description

31.1 ^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 ^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 ^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101* ^

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income (Loss) for the three months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Income (Loss) for the six months ended June 30, 2013 and June 30, 2012, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and June 30, 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for six months ended June 30, 2013 and June 30, 2012, (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (vii) Notes to Consolidated Financial Statements

^ Filed with this Quarterly Report on Form 10-Q

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