Form 10-Q
period 2013-09-30
PALMETTO BANCSHARES INC
filed 2013-10-31
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2013
Common stock, $0.01 par value	12,784,605

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data) (unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Cash and due from banks	$55,743	$101,385
Total cash and cash equivalents	55,743	101,385

Federal Home Loan Bank stock, at cost	1,380	1,811
Trading account assets	5,027	-
Investment securities available for sale, at fair value	227,079	264,502
Mortgage loans held for sale	1,865	6,114
Other loans held for sale	-	776

Loans, gross	756,814	738,282
Less: allowance for loan losses	(16,706)	(17,825)
Loans, net	740,108	720,457

Premises and equipment, net	23,627	24,796
Accrued interest receivable	3,475	3,910
Foreclosed real estate	7,928	10,911
Deferred tax asset, net	22,197	-
Other assets	11,468	10,794
Total assets	$1,099,897	$1,145,456

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$187,150	$179,695
Interest-bearing	757,662	843,547
Total deposits	944,812	1,023,242

Retail repurchase agreements	24,640	15,357
Accrued interest payable	146	450
Other liabilities	9,353	8,027
Total liabilities	978,951	1,047,076

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,783,019 and 12,754,045 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	127	127
Capital surplus	144,362	143,342
Accumulated deficit	(12,464)	(38,372)
Accumulated other comprehensive loss, net of tax	(11,079)	(6,717)
Total shareholders' equity	120,946	98,380

Total liabilities and shareholders' equity	$1,099,897	$1,145,456

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)

	For the three months ended September 30,
	2013	2012
Interest income
Interest earned on cash and cash equivalents	$24	$49
Dividends received on Federal Home Loan Bank stock	8	10
Interest earned on trading account assets	5	-
Interest earned on investment securities available for sale	1,010	1,105
Interest and fees earned on loans	9,476	9,912
Total interest income	10,523	11,076

Interest expense
Interest expense on deposits	475	1,226
Interest expense on retail repurchase agreements	-	1
Total interest expense	475	1,227

Net interest income	10,048	9,849

Provision for loan losses	645	600

Net interest income after provision for loan losses	9,403	9,249

Noninterest income
Service charges on deposit accounts, net	1,862	1,635
Fees for trust, investment management and brokerage services	214	757
Mortgage-banking	375	709
Automatic teller machine	329	210
Bankcard services	70	64
Investment securities losses	(44)	-
Gain on sale of branches	-	568
Other	473	392
Total noninterest income	3,279	4,335

Noninterest expense
Salaries and other personnel	4,862	5,205
Occupancy	1,074	1,068
Furniture and equipment	930	799
Professional services	491	419
FDIC deposit insurance assessment	355	383
Marketing	267	422
Foreclosed real estate writedowns and expenses	173	693
Loss on other loans held for sale	-	4
Loan workout	410	235
Other	1,273	1,630
Total noninterest expense	9,835	10,858

Net income before benefit for income taxes	2,847	2,726

Benefit for income taxes	(19,386)	(436)

Net income	$22,233	$3,162

Common and per share data
Net income - basic	$1.76	$0.25
Net income - diluted	1.75	0.25
Cash dividends	-	-
Book value	9.46	7.36

Weighted average common shares outstanding - basic	12,663,162	12,640,517
Weighted average common shares outstanding - diluted	12,740,913	12,640,517

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine months ended September 30,
	2013	2012
Interest income
Interest earned on cash and cash equivalents	$83	$172
Dividends received on Federal Home Loan Bank stock	29	35
Interest earned on trading account assets	5	-
Interest earned on investment securities available for sale	2,984	4,053
Interest and fees earned on loans	29,014	30,263
Total interest income	32,115	34,523

Interest expense
Interest expense on deposits	1,872	3,958
Interest expense on retail repurchase agreements	1	2
Total interest expense	1,873	3,960

Net interest income	30,242	30,563

Provision for loan losses	1,665	11,750

Net interest income after provision for loan losses	28,577	18,813

Noninterest income
Service charges on deposit accounts, net	5,019	4,978
Fees for trust, investment management and brokerage services	1,888	2,346
Mortgage-banking	1,510	2,342
Automatic teller machine	818	699
Bankcard services	194	183
Investment securities gains, net	287	9,859
Gain on sale of branches	-	568
Other	1,545	1,253
Total noninterest income	11,261	22,228

Noninterest expense
Salaries and other personnel	15,270	16,148
Occupancy	3,188	3,396
Furniture and equipment	2,748	2,524
Professional services	1,474	1,309
FDIC deposit insurance assessment	1,083	1,480
Marketing	747	984
Foreclosed real estate writedowns and expenses	2,905	9,027
Loss (gain) on other loans held for sale	(326)	2,538
Loan workout	862	622
Other	4,170	3,995
Total noninterest expense	32,121	42,023

Income (loss) before provision (benefit) for income taxes	7,717	(982)

Provision (benefit) for income taxes	(18,191)	3,592

Net income (loss)	$25,908	$(4,574)

Common and per share data
Net income (loss) - basic	$2.05	$(0.36)
Net income (loss) - diluted	2.04	(0.36)
Cash dividends	-	-
Book value	9.46	7.36

Weighted average common shares outstanding - basic	12,655,473	12,638,838
Weighted average common shares outstanding - diluted	12,716,369	12,638,838

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$22,233	$3,162	$25,908	$(4,574)

Other comprehensive income (loss), before tax
Investment securities available for sale
Increase (decrease) in net unrealized gains	(1,316)	1,149	(6,742)	393
Less: reclassification adjustment of gains (losses) included in net income (loss)	(44)	-	287	9,859
Decrease (increase) in net unrealized gains on investment securities available for sale	(1,272)	1,149	(7,029)	(9,466)

Other comprehensive income (loss), before tax	(1,272)	1,149	(7,029)	(9,466)

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	482	(436)	2,667	3,593

Other comprehensive income (loss), net of tax	(790)	713	(4,362)	(5,873)

Comprehensive income (loss)	$21,443	$3,875	$21,546	$(10,447)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands) (unaudited)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total

Balance at December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(4,574)		(4,574)
Other comprehensive loss, net of tax					(5,873)	(5,873)
Compensation expense related to stock options granted under equity award plans			478			478
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	25,283		374			374
Other changes	19

Balance at September 30, 2012	12,751,690	$127	$143,085	$(41,082)	$(8,243)	$93,887

Balance at December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				25,908		25,908
Other comprehensive loss, net of tax					(4,362)	(4,362)
Exercise of stock options	11,250		124			124
Compensation expense related to stock options granted under equity award plans			247			247
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	17,723		649			649
Other changes	1

Balance at September 30, 2013	12,783,019	$127	$144,362	$(12,464)	$(11,079)	$120,946

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the nine months ended September 30,
Operating Activities	2013	2012
Net income (loss)	$25,908	$(4,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,919	1,908
Amortization of unearned discounts / premiums on investment securities available for sale, net	4,093	4,273
Deferred income tax expense (benefit)	(19,529)	3,592
Increase in income tax refunds receivable	-	(510)
Provision for loan losses	1,665	11,750
Trading account gains, net	(36)	-
Purchases of trading account assets, net	(4,991)	-
Gain on sale of branches	-	(568)
Gain on sales of mortgage loans held for sale, net	(1,447)	(1,769)
Gain on sales of Small Business Administration loans	(207)	-
Loss (gain) on other loans held for sale	(326)	2,538
Writedowns, gains and losses on sales of foreclosed real estate, net	2,693	8,616
Investment securities gains, net	(287)	(9,859)
Originations of mortgage loans held for sale	(56,715)	(69,302)
Proceeds from sales of mortgage loans held for sale	62,411	70,924
Proceeds from sales of Small Business Administration loans	2,222	-
Proceeds from sales of other loans held for sale	1,102	13,564
Compensation expense on equity based awards	896	852
(Increase) decrease in interest receivable and other assets, net	(240)	1,179
Increase (decrease) in interest payable and other liabilities, net	1,022	(696)
Net cash provided by operating activities	20,153	31,918

Investing Activities
Proceeds from sales of investment securities available for sale	42,768	151,864
Proceeds from maturities of investment securities available for sale	3,145	3,762
Purchases of investment securities available for sale	(61,953)	(240,266)
Repayments on investment securities available for sale	42,628	50,947
Proceeds from redemption of Federal Home Loan Bank stock	431	1,695
Repayments on other loans held for sale	-	70
Increase in gross loans, net	(25,404)	(280)
Proceeds on sale of foreclosed real estate	2,363	11,738
Purchases of premises and equipment, net	(750)	(971)
Payment for sale of branches, net	-	(32,272)
Net cash provided by (used for) investing activities	3,228	(53,713)

Financing Activities
Increase in transaction, money market and savings deposit accounts, net	23,700	23,342
Decrease in time deposit accounts, net	(102,130)	(30,217)
Increase (decrease) in retail repurchase agreements, net	9,283	(5,222)
Proceeds from exercise of stock options	124	-
Net cash used for financing activities	(69,023)	(12,097)
Net change in cash and due from banks	(45,642)	(33,892)
Cash and due from banks at beginning of period	101,385	102,952
Cash and due from banks at end of period	$55,743	$69,060

Supplemental cash flow disclosures
Cash paid and received during the period for:
Cash paid for interest expense	$2,177	$4,068
Income tax paid, net	272	510
Significant noncash activities
Decrease in net unrealized gains on investment securities available for sale, net of tax	4,362	5,873
Loans transferred from gross loans to other loans held for sale	2,015	19,722
Loans transferred from gross loans to foreclosed real estate, at fair value	2,073	2,486
Loans transferred from other loans held for sale to gross loans, at fair value	-	1,318
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	-	1,814

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

The Consolidated Financial Statements at and for the three and nine months ended September 30, 2013 and 2012 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 (the “2012 Annual Report on Form 10-K”).

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included in this quarterly report.

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and “go-to-market” strategies. The Company has limited financial information for certain of these lines of business, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at September 30, 2013 the Company had one reportable operating segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected in future periods.

Trading Account Assets

During the three months ended September 30, 2013, the Company invested in an account that is managed by a third party and invests in securities that are actively traded. At September 30, 2013, this trading account included both securities and cash held in insured bank deposits pending investment in securities. Trading account assets are reported at estimated fair value as Trading account assets on the Consolidated Balance Sheet. Interest income on trading account assets is reported as interest income in the Consolidated Statement of Income (Loss). Unrealized gains and losses and realized gains and losses on the sales of trading account assets are included in Other noninterest income in the Consolidated Statement of Income (Loss). Account management fees and related expenses are included as Professional services noninterest expense.

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

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 effective January 1, 2013. Its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”) to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). The provisions were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Authoritative Pronouncements

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of September 30, 2013, after taking into consideration the Bank’s levels of vault cash, reserves of $3.7 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $705 thousand and $704 thousand at September 30, 2013 and December 31, 2012, respectively.

3.     Trading Account Assets

The following table summarizes the components of trading account assets at the date indicated (in thousands). There were no trading account assets at December 31, 2012.

September 30, 2013
Municipal bonds	$1,704
Insured bank deposits	3,323
Total trading account assets	$5,027

The following table summarizes net realized gains and the change in net unrealized gains on trading account assets included in Other noninterest income, Other on the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2013 (in thousands).

	Municipal bonds	Insured bank deposits	Total
Realized gains, net	$13	$-	$13
Unrealized gains, net due to changes in fair value relative to assets held at end of period	23	-	23
Total trading account gains, net	$36	$-	$36

Funds invested in the trading account may not be withdrawn for one year from the date of investment and, therefore, are restricted though September 2014.

4.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss) and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$8,017	$174	$(56)	$8,135
Collateralized mortgage obligations (federal agencies)	103,937	100	(3,999)	100,038
Other mortgage-backed (federal agencies)	80,747	69	(1,008)	79,808
SBA loan-backed (federal agency)	39,005	197	(104)	39,098
Total investment securities available for sale	$231,706	$540	$(5,167)	$227,079

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$11,247	$283	$-	$11,530
Collateralized mortgage obligations (federal agencies)	122,444	1,219	(155)	123,508
Other mortgage-backed (federal agencies)	62,581	1,328	(92)	63,817
SBA loan-backed (federal agency)	65,828	182	(363)	65,647
Total investment securities available for sale	$262,100	$3,012	$(610)	$264,502

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	September 30, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,028	$56	-	$-	$-	1	$1,028	$56
Collateralized mortgage obligations (federal agencies)	19	83,057	3,757	6	9,249	242	25	92,306	3,999
Other mortgage-backed (federal agencies)	21	68,798	1,002	1	2,998	6	22	71,796	1,008
SBA loan-backed (federal agency)	5	18,086	86	1	1,152	18	6	19,238	104
Total investment securities available for sale	46	$170,969	$4,901	8	$13,399	$266	54	$184,368	$5,167

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	7	$23,301	$109	9	$9,547	$46	16	$32,848	$155
Other mortgage-backed (federal agencies)	3	14,586	92	-	-	-	3	14,586	92
SBA loan-backed (federal agency)	6	25,115	363	-	-	-	6	25,115	363
Total investment securities available for sale	16	$63,002	$564	9	$9,547	$46	25	$72,549	$610

Other-Than-Temporary Impairment

Based on our other-than-temporary impairment analysis at September 30, 2013, we concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at September 30, 2013. An “Aaa” rating is based not only on the credit of the issuer but may also include consideration of the structure of the securities and the credit quality of the collateral.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	-%	100%	100%	100%
Aa1 - A1	79	-	-	-
Baa1	5	-	-	-
Not rated	16	-	-	-
Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at September 30, 2013.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	-%	-%	2%	-%
Aa+	-	100	98	100
Aa - Aa-	31	-	-	-
Not rated	69	-	-	-
Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at September 30, 2013.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at September 30, 2013 by contractual maturity and estimated principal repayment distribution (in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$3,944	$3,992
Due after one year through five years	2,989	3,115
Due after five years through ten years	1,084	1,028
Due after ten years	-	-
State and municipal	8,017	8,135

Due in one year or less	8,124	8,177
Due after one year through five years	15,715	15,371
Due after five years through ten years	80,098	76,490
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	103,937	100,038

Due in one year or less	-	-
Due after one year through five years	47,699	47,532
Due after five years through ten years	14,875	14,484
Due after ten years	18,173	17,792
Other mortgage-backed (federal agencies)	80,747	79,808

Due in one year or less	-	-
Due after one year through five years	15,235	15,176
Due after five years through ten years	14,507	14,499
Due after ten years	9,263	9,423
SBA loan-backed (federal agency)	39,005	39,098

Total investment securities available for sale	$231,706	$227,079

The weighted average duration of the investment securities available for sale portfolio was 5.0 years, based on expected prepayment activity, at September 30, 2013.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	September 30, 2013	December 31, 2012
Public funds deposits	$120,014	$106,642
Federal Reserve line of credit	1,419	1,583
Total	$121,433	$108,225

5.     Loans

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

	September 30, 2013		December 31, 2012
	Total	% of total	Total	% of total

Commercial real estate	$455,058	60.1%	$459,212	62.1%
Single-family residential	174,693	23.1	168,180	22.8
Commercial and industrial	67,097	8.9	51,661	7.0
Consumer	49,396	6.5	50,574	6.8
Other	10,570	1.4	9,431	1.3
Total loans	$756,814	100.0%	$739,058	100.0%
Less: other loans held for sale	-		(776)
Loans, gross	$756,814		$738,282

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and costs on originated loans. Net unearned income and deferred fees totaled $583 thousand and $320 thousand at September 30, 2013 and December 31, 2012, respectively.

Pledged

To borrow from the Federal Home Loan Bank (the “FHLB”), members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At September 30, 2013 and December 31, 2012, $203.4 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings of which $82.5 million and $79.9 million, respectively, were available as lendable collateral.

At September 30, 2013 and December 31, 2012, $2.2 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $2.0 million and $2.2 million, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at September 30, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development, and other land loans	$75,400	10.0%	59.4%
Multifamily residential	10,695	1.4	8.4
Nonfarm nonresidential	368,963	48.7	290.8
Total loans secured by commercial real estate	$455,058	60.1%	358.6%

The following table further categorizes loans secured by commercial real estate at September 30, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$21,013	2.8%	16.6%
Land development - commercial	6,010	0.8	4.7
Land development - residential	7,904	1.0	6.2
Commercial construction:
Retail	5,550	0.7	4.4
Multifamily	8,318	1.1	6.6
Industrial and warehouse	1,281	0.2	1.0
Miscellaneous commercial	7,001	0.9	5.5
Total development commercial real estate loans	57,077	7.5	45.0

Existing and other commercial real estate loans
Secured by:
Hotel / motel	56,807	7.5	44.8
Retail	25,739	3.4	20.3
Office	11,103	1.5	8.7
Multifamily	10,695	1.4	8.4
Industrial and warehouse	6,664	0.9	5.3
Healthcare	14,071	1.9	11.1
Miscellaneous commercial	114,524	15.1	90.2
Residential construction - speculative	369	-	0.3
Total existing and other commercial real estate loans	239,972	31.7	189.1

Commercial real estate owner occupied and residential loans
Secured by:
Commercial - owner occupied	140,056	18.5	110.3
Commercial construction - owner occupied	9,617	1.3	7.6
Residential construction - contract	8,336	1.1	6.6
Total commercial real estate owner occupied and residential loans	158,009	20.9	124.5

Total loans secured by commercial real estate	$455,058	60.1%	358.6%

Asset Quality

The following table summarizes various internal credit quality indicators of gross loans, by class, at September 30, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	9,193	168	69,394	78,755
Grade 4	32,826	1,131	171,193	205,150
Grade W	8,616	9,206	79,937	97,759
Grade 5	2,296	-	17,447	19,743
Grade 6	4,859	181	29,084	34,124
Grade 7	803	-	1,590	2,393
Not risk rated*	16,807	9	318	17,134
Total	$75,400	$10,695	$368,963	$455,058

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$1,056
Grade 2	1,109
Grade 3	8,018
Grade 4	47,785
Grade W	5,866
Grade 5	841
Grade 6	2,057
Grade 7	304
Not risk rated	61
Total	$67,097

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$64,869	$101,170	$3,818	$169,857
Nonperforming	1,019	3,585	232	4,836
Total	$65,888	$104,755	$4,050	$174,693

	Credit cards	Consumer-other	Total consumer
Performing	$-	$49,205	$49,205
Nonperforming	3	188	191
Total	$3	$49,393	$49,396

Other
Performing	$10,569
Nonperforming	1
Total	$10,570

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

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$3,462
Grade 2	208
Grade 3	7,210
Grade 4	28,293
Grade W	7,330
Grade 5	677
Grade 6	3,701
Grade 7	732
Not risk rated	48
Total	$51,661

	Single-family residential revolving, open end loans	Single-family residential closed end, first lien	Single-family residential closed end, junior lien	Total single-family residential loans
Performing	$58,935	$99,080	$4,608	$162,623
Nonperforming	816	4,442	299	5,557
Total	$59,751	$103,522	$4,907	$168,180

	Credit cards	Consumer-other	Total consumer
Performing	$-	$50,310	$50,310
Nonperforming	17	247	264
Total	$17	$50,557	$50,574

Other
Performing	$9,429
Nonperforming	2
Total	$9,431

The following table summarizes delinquencies, by class, at September 30, 2013 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Total loans
Construction, land development and other land loans	$336	$-	$4,143	$4,479	$70,921	$75,400
Multifamily residential	-	-	181	181	10,514	10,695
Nonfarm nonresidential	1,342	1,723	4,623	7,688	361,275	368,963
Total commercial real estate	1,678	1,723	8,947	12,348	442,710	455,058

Single-family real estate, revolving, open end loans	173	-	1,019	1,192	64,696	65,888
Single-family real estate, closed end, first lien	461	-	3,585	4,046	100,709	104,755
Single-family real estate, closed end, junior lien	-	-	232	232	3,818	4,050
Total single-family residential	634	-	4,836	5,470	169,223	174,693

Commercial and industrial	373	-	760	1,133	65,964	67,097

Credit cards	-	-	3	3	-	3
All other consumer	393	-	188	581	48,812	49,393
Total consumer	393	-	191	584	48,812	49,396

Farmland	-	-	-	-	3,195	3,195
Obligations of states and political subdivisions of the U.S.	-	-	-	-	515	515
Other	-	-	1	1	6,859	6,860
Total other	-	-	1	1	10,569	10,570

Total loans, gross	$3,078	$1,723	$14,735	$19,536	$737,278	$756,814

Additional interest income of $197 thousand and $545 thousand would have been reported during the three and nine months ended September 30, 2013, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2012 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Total loans
Construction, land development and other land loans	$175	$5,467	$5,642	$61,257	$66,899
Multifamily residential	245	-	245	11,414	11,659
Nonfarm nonresidential	4,574	3,732	8,306	372,348	380,654
Total commercial real estate	4,994	9,199	14,193	445,019	459,212

Single-family real estate, revolving, open end loans	245	816	1,061	58,690	59,751
Single-family real estate, closed end, first lien	1,441	4,442	5,883	97,639	103,522
Single-family real estate, closed end, junior lien	99	299	398	4,509	4,907
Total single-family residential	1,785	5,557	7,342	160,838	168,180

Commercial and industrial	395	826	1,221	50,440	51,661

Credit cards	-	17	17	-	17
All other consumer	405	247	652	49,905	50,557
Total consumer	405	264	669	49,905	50,574

Farmland	-	-	-	3,171	3,171
Obligations of states and political subdivisions of the U.S.	-	-	-	739	739
Other	1	2	3	5,518	5,521
Total other	1	2	3	9,428	9,431

Total loans	$7,580	$15,848	$23,428	$715,630	$739,058

Less: other loans held for sale	-	(776)	(776)	-	(776)
Total loans, gross	$7,580	$15,072	$22,652	$715,630	$738,282

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	September 30, 2013			December 31, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Loans, gross	$27,012	$2,435	$29,447	$30,154	$3,124	$33,278
Other loans held for sale	-	-	-	-	-	-
Total troubled debt restructurings	$27,012	$2,435	$29,447	$30,154	$3,124	$33,278

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

The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Carrying balance	$-	$131	$5,842	$6,018
Count	-	1	8	19

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Nonfarm nonresidential	1	$480	$480	1	$255	$255
Total commercial real estate	1	480	480	1	255	255

Single-family real estate	-	-	-	3	645	645

Commercial and industrial	1	241	241	-	-	-
Loans, gross	2	$721	$721	4	$900	$900

	For the nine months ended September 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	1	$60	$60	1	$4,089	$4,089
Nonfarm nonresidential	3	3,099	3,099	7	2,066	2,066
Total commercial real estate	4	3,159	3,159	8	6,155	6,155

Single-family real estate	-	-	-	4	715	715

Commercial and industrial	1	241	241	2	421	416

Consumer	-	-	-	-	-	-
Loans, gross	5	$3,400	$3,400	14	$7,291	$7,286

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	2	$721	$721	2	$439	$439
Rate and term concessions	-	-	-	2	461	461
Loans, gross	2	$721	$721	4	$900	$900

	For the nine months ended September 30,
	2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	1	$60	$60	-	$-	$-
Term concession	4	3,340	3,340	6	5,047	5,047
Rate and term concessions	-	-	-	8	2,244	2,239
Loans, gross	5	$3,400	$3,400	14	$7,291	$7,286

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Construction, land development and other land loans	-	$-	-	$-	1	$56	1	$488
Nonfarm nonresidential	-	-	1	256	-	-	6	1,801
Total commercial real estate	-	-	1	256	1	56	7	2,289

Single-family real estate	1	404	-	-	1	404	1	46

Commercial and industrial	1	127	-	-	1	127	-	-

Consumer	-	-	-	-	-	-	-	-
Loans, gross	2	$531	1	$256	3	$587	8	$2,335

Impaired Loans. The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands).

	September 30, 2013
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$27,012	$2,435	$4,455	$10,283	$44,185
Total impaired loans	$27,012	$2,435	$4,455	$10,283	$44,185

	December 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$30,154	$3,124	$2,628	$5,413	$41,319
Other loans held for sale	-	-	776	-	776
Total impaired loans	$30,154	$3,124	$3,404	$5,413	$42,095

The following table summarizes the composition of and information relative to impaired loans, by class, at September 30, 2013 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,260	$6,519
Multifamily residential	181	239
Nonfarm nonresidential	24,201	30,986
Total commercial real estate	27,642	37,744

Single-family real estate, revolving, open end loans	-	-
Single-family real estate, closed end, first lien	1,478	5,924
Single-family real estate, closed end, junior lien	-	-
Total single-family residential	1,478	5,924

Commercial and industrial	952	1,845

Consumer	7	7

Total impaired loans with no related allowance recorded	$30,079	$45,520

With an allowance recorded:
Construction, land development and other land loans	$261	$261	$68
Multifamily residential	-	-	-
Nonfarm nonresidential	12,321	12,321	1,884
Total commercial real estate	12,582	12,582	1,952

Single-family real estate, revolving, open end loans	404	404	83
Single-family real estate, closed end, first lien	553	553	49
Single-family real estate, closed end, junior lien	198	198	63
Total single-family residential	1,155	1,155	195

Commercial and industrial	342	342	17

Consumer	27	27	4

Total impaired loans with an allowance recorded	$14,106	$14,106	$2,168

Total:
Construction, land development and other land loans	$3,521	$6,780	$68
Multifamily residential	181	239	-
Nonfarm nonresidential	36,522	43,307	1,884
Total commercial real estate	40,224	50,326	1,952

Single-family real estate, revolving, open end loans	404	404	83
Single-family real estate, closed end, first lien	2,031	6,477	49
Single-family real estate, closed end, junior lien	198	198	63
Total single-family residential	2,633	7,079	195

Commercial and industrial	1,294	2,187	17

Consumer	34	34	4

Total impaired loans	$44,185	$59,626	$2,168

Interest income recognized on impaired loans during the three and nine months ended September 30, 2013 was $435 thousand and $1.3 million, respectively. The average balance of total impaired loans was $45.7 million and $45.1 million for the same periods.

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

	For the three months ended September 30, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218
Provision for loan losses	562	214	(254)	50	73	645

Loan charge-offs	526	179	472	58	151	1,386
Loan recoveries	40	28	44	36	81	229
Net loans charged-off	486	151	428	22	70	1,157

Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

	For the nine months ended September 30, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(36)	465	960	68	208	1,665

Loan charge-offs	1,284	611	846	219	501	3,461
Loan recoveries	108	87	79	111	292	677
Net loans charged-off	1,176	524	767	108	209	2,784

Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

	September 30, 2013
Individually evaluated for impairment	$1,952	$195	$17	$4	$-	$2,168
Collectively evaluated for impairment	9,153	2,886	1,440	1,049	10	14,538
Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

	September 30, 2013
Individually evaluated for impairment	$40,224	$2,633	$1,294	$34	$-	$44,185
Collectively evaluated for impairment	414,834	172,060	65,803	49,362	10,570	712,629
Total loans, gross	$455,058	$174,693	$67,097	$49,396	$10,570	$756,814

	For the three months ended September 30, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$12,552	$3,308	$1,334	$1,070	$14	$18,278
Provision for loan losses	483	40	(92)	104	65	600

Loan charge-offs	274	141	59	139	178	791
Loan recoveries	66	20	25	39	101	251
Net loans charged-off	208	121	34	100	77	540

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338

	For the nine months ended September 30, 2012
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596
Provision for loan losses	10,126	1,689	(426)	218	143	11,750

Loan charge-offs	15,495	3,044	361	498	497	19,895
Loan recoveries	170	94	133	145	345	887
Net loans charged-off	15,325	2,950	228	353	152	19,008

Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338

	September 30, 2012
Individually evaluated for impairment	$3,127	$261	$49	$5	$-	$3,442
Collectively evaluated for impairment	9,700	2,966	1,159	1,069	2	14,896
Allowance for loan losses, end of period	$12,827	$3,227	$1,208	$1,074	$2	$18,338

	September 30, 2012
Individually evaluated for impairment	$35,486	$3,746	$1,481	$39	$-	$40,752
Collectively evaluated for impairment	415,898	166,397	50,440	51,332	9,121	693,188
Total loans, gross	$451,384	$170,143	$51,921	$51,371	$9,121	$733,940

6.     Other Loans Held for Sale and Valuation Allowance

At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 at a gain of $326 thousand.

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	2,015	-
Total additions	2,015	-

Reductions:
Proceeds from sales of other loans held for sale	2,614	1,512
Proceeds from sales of SBA loans	2,222	-
Gain on sales of other loans held for sale	(326)	-
Gain on sales of SBA loans	(207)	-
Total reductions	4,303	1,512

Balance at September 30, 2013	$-	$-

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance at December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	-
SBA loans transferred to other loans held for sale	150	-
Other gross loans transferred to other loans held for sale	12,214	-
Writedowns on other loans held for sale included in valuation allowance, net	-	100
Total additions	19,872	100

Reductions:
Proceeds from sales of other loans held for sale	22,100	874
Transfers to foreclosed real estate	1,814	-
Other loans held for sale transferred to gross loans	1,327	9
Direct writedowns on other loans held for sale	2,434	-
Net paydowns	70	-
Total reductions	27,745	883

Balance at September 30, 2012	$8,866	$1,778

 7.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	September 30, 2013	December 31, 2012
Land	$5,521	$5,581
Buildings	19,384	19,541
Leasehold improvements	3,756	4,309
Furniture and equipment	13,014	12,640
Software	5,239	4,971
Bank automobiles	95	95
Capital lease asset	1,378	1,378
Premises and equipment, gross	$48,387	$48,515

Accumulated depreciation	(24,760)	(23,719)
Premises and equipment, net	$23,627	$24,796

At September 30, 2013, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned. The Bank also leased a separate office to provide brokerage services.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $641 thousand and $578 thousand, respectively. Depreciation expense for both of the nine months ended September 30, 2013 and 2012 was $1.9 million.

8.     Residential Mortgage-Banking Activities

Residential mortgage loans serviced for the benefit of others amounted to $383.8 million and $388.7 million at September 30, 2013 and December 31, 2012, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

The book value of residential mortgage-servicing rights was $2.5 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.5 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

Residential Mortgage-Servicing Rights Activity

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,525	$2,541	$2,584	$2,586
Capitalized mortgage-servicing rights	190	238	574	601
Mortgage-servicing rights portfolio amortization and impairment	(193)	(240)	(636)	(648)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,522	$2,539	$2,522	$2,539

9.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	September 30, 2013	December 31, 2012
Foreclosed real estate	$7,928	$10,911
Repossessed personal property	43	81
Total foreclosed real estate and repossessed personal property	$7,971	$10,992

Included in foreclosed real estate at September 30, 2013 were 77 residential lots with an aggregate net book value of $6.5 million in two separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Foreclosed real estate, beginning of period	$8,296	$14,683	$10,911	$27,663
Plus: New foreclosed real estate	602	139	2,073	4,300
Less: Proceeds from sale of foreclosed real estate	(846)	(2,674)	(2,363)	(11,738)
Plus: Gain on sale of foreclosed real estate	22	222	112	540
Less: Writedowns and losses charged to expense	(146)	(761)	(2,805)	(9,156)
Foreclosed real estate, end of period	$7,928	$11,609	$7,928	$11,609

10.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	September 30, 2013	December 31, 2012
Transaction deposits	$491,131	$483,844
Money market deposits	136,094	129,708
Savings deposits	80,673	70,646
Time deposits $100,000 and greater	111,344	179,242
Time deposits less than $100,000	125,570	159,802
Total deposits	$944,812	$1,023,242

 At September 30, 2013 and December 31, 2012, $487 thousand and $554 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. The Bank had no brokered deposits at September 30, 2013 or December 31, 2012.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Transaction deposit accounts	$10	$9	$29	$30
Money market deposit accounts	8	8	23	40
Savings deposit accounts	2	2	7	6
Time deposit accounts	455	1,207	1,813	3,882
Total interest expense on deposits	$475	$1,226	$1,872	$3,958

 11.     Borrowings

Correspondent Bank Lines of Credit

At December 31, 2012, the Bank had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. During September 2013, the Bank obtained an additional unsecured line of credit of $10 million resulting in total lines of credit of $60 million at September 30, 2013. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings

As disclosed in Note 4, Investment Securities Available for Sale, and Note 5, Loans, the Bank pledges investment securities and loans to collateralize FHLB borrowings. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. In September 2013, the Bank’s borrowing capacity with the FHLB was increased to 25% of total assets from its previous capacity of 15% of total assets.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	September 30, 2013	December 31, 2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$82,499	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	-	-
Total lendable collateral value pledged to serve against FHLB borrowings	$82,499	$79,922

At both September 30, 2013 and December 31, 2012, the Bank had no outstanding borrowings from the FHLB.

Federal Reserve Discount Window

At September 30, 2013 and December 31, 2012, $3.6 million and $4.1 million of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank, respectively. Of these amounts, $3.4 million and $3.9 million were available as lendable collateral, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

12.     Shareholders’ Equity

Common Shares

At September 30, 2013, the Company had 75,000,000 authorized shares of common stock of which 12,783,019 were issued and outstanding. As disclosed in Note 15, Equity Based Compensation, as of October 21, 2013 the Company has reserved a total of 589,309 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 15, Equity Based Compensation.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component at the dates and for the periods indicated (in thousands). With regard to net unrealized gain (loss) on investment securities available for sale during both periods presented, amounts reclassified from accumulated other comprehensive income (loss) are included in the Investment securities gains (losses), net line item of the Consolidated Statement of Income (Loss). See Note 14, Benefit Plans, for disclosure regarding the amortization of defined benefit pension plan cost components from accumulated other comprehensive income (loss).

	Net unrealized gain (loss) on investment securities available for sale	Net unrealized loss on defined benefit pension plan	Total
Balance, December 31, 2012	$1,491	$(8,208)	$(6,717)

Other comprehensive loss before reclassifications	(6,742)	(728)	(7,470)
Less: amounts reclassified from accumulated other comprehensive income (loss)	287	(728)	(441)
Net current-period other comprehensive loss	(7,029)	-	(7,029)

Provision for income taxes	2,667	-	2,667

Balance, September 30, 2013	$(2,871)	$(8,208)	$(11,079)

Balance, December 31, 2011	$6,678	$(9,048)	$(2,370)

Other comprehensive gain (loss) before reclassifications	393	(688)	(295)
Less: amounts reclassified from accumulated other comprehensive income (loss)	9,859	(688)	9,171
Net current-period other comprehensive loss	(9,466)	-	(9,466)

Provision for income taxes	3,593	-	3,593

Balance, September 30, 2012	$805	$(9,048)	$(8,243)

Authorized Preferred Shares

The Company has authorized for issuance of 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC and the South Carolina State Board of Financial Institutions (the “State Board” and together with the FDIC, the “Supervisory Authorities”).

13.     Income Taxes

As of December 31, 2012, the Company had federal net operating loss carryforwards of $23.9 million. If not utilized to offset future taxable income, $4.8 million of the net operating loss carryforwards will expire in 2030, $8.8 million will expire in 2031 and $10.3 million will expire in 2032. For the nine months ended September 30, 2013, the Company utilized all $4.8 million of the federal net operating loss carryforwards expiring in 2030 and $3.5 million of federal net operating loss carryforwards expiring in 2031 to offset federal taxable income generated during the period.

As of September 30, 2013, net deferred tax assets, without regard to any valuation allowance, of $23.2 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Of this amount, $1.0 million was offset by a valuation allowance. As a result of sustained trends in quarterly profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods, and projections of future taxable income exclusive of reversing temporary differences and carryforwards, the Company recorded an income tax benefit of $21.0 million related to the reversal of $21.0 million of its valuation allowance on net deferred tax assets that existed at June 30, 2013. The Company also eliminated $8.5 million of deferred tax assets and the related valuation allowance during the three months ended September 30, 2013 as we concluded it was probable that these assets are expected to expire without being utilized as a result of limitations on deductibility of net operating losses and realized built-in losses as described below. The remaining valuation allowance of $1.0 million is expected to be reversed through a reduction in the provision for income taxes during the three months ended December 31, 2013 in accordance with intra-period tax allocation rules under GAAP.

We consummated a private placement on October 7, 2010 and subsequent follow-on offering in January 2011 through which we received $113.9 million of gross proceeds from the sale of common stock (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses that are ultimately realized. As of September 30, 2013, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. At September 30, 2013, the Company further determined that it was probable that $8.5 million of deferred tax assets related to built-in losses will not ultimately be realized and, accordingly, wrote-off both the deferred tax asset and related valuation allowance associated with these built-in losses. The write-off of the deferred tax assets associated with these built-in losses did not affect net income for the third quarter 2013 because the related valuation allowance was established in prior periods. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015.

The net benefit for income taxes for the three and nine months ended September 30, 2013 included provisions of $1.2 million and $987 thousand for state income tax, respectively. In addition, the net benefit for income taxes includes $21.0 million of benefit for income taxes for both the three and nine months ended September 30, 2013 related to the reversal of the valuation allowance on the net deferred tax asset that existed as of June 30, 2013.

14.     Benefit Plans

401(k) Plan

From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of employee (which we refer to as “teammate”) contributions to The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”). Effective July 1, 2013, the Company re-instated an employer match of teammate contributions at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. This re-instatement resulted in employer matching contributions totaling $13 thousand for the three and nine months ended September 30, 2013.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $3.3 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively.

Cost of the Pension Plan. The following table summarizes the net periodic expense components for the Pension Plan, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest cost	$210	$234	$631	$724
Expected return on plan assets	(283)	(276)	(850)	(855)
Amortization of net actuarial loss	243	222	728	688
Net periodic pension expense	$170	$180	$509	$557

As a result of the Company’s decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Defined Benefit Pension Plan Assets. The fair value of Pension Plan assets totaled $15.9 million and $14.5 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the fair value of Company common stock included in the Pension Plan was 0.3% and 0.2%, respectively, of total fair value of Pension Plan assets.

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Defined benefit pension plan assets	$228	$15,625	$-	$15,853

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Defined benefit pension plan assets	$133	$14,407	$-	$14,540

Current and Future Expected Contributions. During January 2013, the Company made its final regularly scheduled contribution for the 2012 plan year in the amount of $163 thousand. During the nine months ended September 30, 2013, the Company made contributions in the amount of $1.0 million for the 2013 plan year.

Key Man Life Insurance

The Company has fully funded life insurance policies on two former members of executive management who are now retired from the Company. Such policies are recorded in Other assets in the Consolidated Balance Sheets at the cash surrender value less applicable surrender charges. At both September 30, 2013 and December 31, 2012, the cash surrender value of such policies totaled $1.6 million.

15.     Equity Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016 and all stock option awards granted have a five-year vesting term and an exercise period of ten years. The Board determined the terms of the options on the grant date, and the option exercise price was at least 100% of the fair value of the Company’s common stock as of the grant date. Options granted to teammates were “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, while options granted to non-teammates were “nonqualified stock options” (i.e. options that are not “incentive stock options”).

The following table summarizes stock option activity for the 1997 Plan at the dates and for the period indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding at December 31, 2012	11,953	$92.89
Expired	(5,503)	80.00
Outstanding at September 30, 2013	6,450	103.89

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at September 30, 2013.

			Options outstanding and exercisable
Range of exercise prices			Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price
$93.20	to	$106.40	2,500	0.41	$94.52
$109.20	to	$121.60	3,950	2.59	109.83
		Total	6,450	1.74	103.89

At September 30, 2013 and December 31, 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan, therefore, the stock options had no intrinsic value.

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

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board	Length of Board term (currently 3 years)
Issued to teammates	5 years

The following table summarizes restricted stock activity at the dates and for the period indicated.

	Shares of restricted stock	Weighted-average grant date fair value per share
Total grants as of December 31, 2012, net of forfeitures	51,311	$31.41
2013 Grants	11,073	9.68
Total grants as of September 30, 2013, net of forfeitures	62,384	27.55

Remaining shares available for grant at September 30, 2013	116

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

There were no grants of restricted stock under the 2008 Plan during the third quarter 2013.

Of the 62,384 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested at December 31, 2012	13,915
2013 Grants	11,073
2013 Vesting	(11,963)
Nonvested at September 30, 2013	13,025

The weighted-average grant date fair value of restricted stock shares that vested during the nine months ended September 30, 2013 was $14.56 per share. The fair value of shares vested during the nine months ended September 30, 2013 was $118 thousand.

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

The following table summarizes the 2011 Plan stock option and restricted stock information at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted-average exercise price	Shares of restricted stock	Weighted-average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48
2012 Grants	8,020	-	-	8,020	6.50
Total grants as of December 31, 2012	481,022	383,251	10.51	97,771	10.15

2013 Grants	7,225	-	-	7,225	13.95
Total grants as of September 30, 2013	488,247	383,251	10.51	104,996	10.41

2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises		(11,250)	11.00	-	-

Total granted, net as of September 30, 2013	487,672			104,421	$10.40
Total outstanding as of September 30, 2013		372,001	$10.50

Shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant at September 30, 2013	212,328

The 2011 grants were made subject to time vesting restrictions that begin in 2014 and performance requirements including termination of the Bank’s Consent Order with the Supervisory Authorities (the “Consent Order”) and two consecutive quarters of net income. At December 31, 2012, the quarterly net income vesting condition was met, and the Consent Order was terminated on January 31, 2013. Therefore, the performance requirements are fully satisfied. Except for 11,250 stock options and 2,500 shares of restricted stock that vested in 2013 based on the time vesting restrictions, the awards will vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

During second quarter 2013, 7,225 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2014 to 2016.

On October 7, 2013, 1,586 shares of restricted stock were granted to certain teammates. These awards are subject to three year time vesting based on continued employment and will vest from 2014 to 2016.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at September 30, 2013.

			Options outstanding
Exercise price		Number of stock options	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Value of outstanding in-the-money stock options
$10.40		312,501	9.63	$10.40	$825,003
$11.00		59,500	7.80	11.00	121,380
	Total	372,001	9.34	10.50	$946,383

Of the 104,996 restricted stock awards granted under the 2011 Plan, the following table summarizes activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested at December 31, 2012	97,771
2013 Grants	7,225
2013 Forfeitures	(575)
2013 Vesting	(2,500)
Nonvested at September 30, 2013	101,921

The weighted-average grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2013 was $11.00 per share. The value of shares vested during the nine months ended September 30, 2013 based on vesting date fair value totaled $33 thousand. No restricted stock awards vested during the three months ended September 30, 2013.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Compensation expense
2008 Plan	$67	$47	$269	$279
2011 Plan	195	193	626	573
Total compensation expense	$262	$240	$895	$852

Income tax benefit	$-	$-	$-	$-

At September 30, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $199 thousand and $1.2 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

16.     Average Share Information

The following table summarizes the reconciliation of denominators of the basic and diluted net income (loss) per common share computations for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	12,663,162	12,640,517	12,655,473	12,638,838
Dilutive impact resulting from potential common share issuances	77,751	-	60,896	-
Weighted average common shares outstanding - diluted	12,740,913	12,640,517	12,716,369	12,638,838

Per share data
Net income (loss) - basic	$1.76	$0.25	$2.05	$(0.36)
Net income (loss) - diluted	1.75	0.25	2.04	(0.36)

For the nine months ended September 30, 2013, potential common share issuances related to stock options were excluded from the computation of diluted net income per share as inclusion would be anti-dilutive.

There was no dilutive impact from stock options to be included in weighted average shares for the three months ended September 30, 2012 because there were no outstanding stock option awards for which the strike price exceeded the market price of the Company’s common stock. In addition, there was no impact on diluted shares outstanding from restricted stock for the three months ended September 30, 2012 because outstanding restricted stock awards were anti-dilutive or subject to performance conditions. In addition, no potential common shares were included in the computation of the diluted loss per share amount for the nine months ended September 30, 2012 as inclusion would be anti-dilutive given the Company’s net loss during the period.

17.     Commitments, Guarantees and Other Contingencies

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at September 30, 2013 (in thousands).

Commitments to extend credit:
Revolving, open-end lines secured by single-family residential properties	$57,869
Commercial real estate, construction, and land development loans secured by real estate
Single-family residential construction loan commitments	6,906
Commercial real estate, other construction loan, and land development loan commitments	24,709
Commercial and industrial loan commitments	39,671
Overdraft protection line commitments	29,125
Other	6,814
Total commitments to extend credit	$165,094

In addition, the maximum potential amount of undiscounted future advances related to letters of credit was $2.6 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively.

The reserve for estimated credit losses on unfunded lending commitments at September 30, 2013 and December 31, 2012 was $223 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 18, Derivative Financial Instruments and Hedging Activities.

18.     Derivative Financial Instruments and Hedging Activities

At September 30, 2013 and December 31, 2012, the Company’s only derivative instruments related to residential mortgage banking activities.

At September 30, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $261 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $1 thousand. At December 31, 2012, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $11.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $338 thousand. The net change in derivative loan commitment fair values during the three months ended September 30, 2013 and 2012 resulted in income (expense) of $147 thousand and $383 thousand, respectively. The net change in derivative loan commitment fair values during the nine months ended September 30, 2013 and 2012 resulted in income (expense) of ($78) thousand and $454 thousand, respectively.

The notional amount of forward sales commitments totaled $4.7 million at September 30, 2013. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $3 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $60 thousand. The notional amount of forward sales commitments totaled $11.8 million at December 31, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $33 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $5 thousand. The net change in forward sales commitment fair values during the three months ended September 30, 2013 and 2012 resulted in expense of $245 thousand and $570 thousand, respectively. The net change in forward sales commitment fair values during the nine months ended September 30, 2013 and 2012 resulted in expense of $85 thousand and $368 thousand, respectively.

19.     Disclosures Regarding Fair Value

Valuation Methodologies

Trading Account Assets

The fair values of trading account assets are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair values of trading account assets. Market prices may not be readily available for some positions or positions within a market sector where trading activity has slowed significantly or ceased.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$3,323	$1,704	$-	$5,027
Investment securities available for sale
State and municipal	-	8,135	-	8,135
Collateralized mortgage obligations (federal agencies)	-	100,038	-	100,038
Other mortgage-backed (federal agencies)	2,859	76,949	-	79,808
SBA loan-backed (federal agency)	21,423	17,675	-	39,098
Derivative financial instruments	-	264	-	264
Total assets measured at fair value on a recurring basis	$27,605	$204,765	$-	$232,370

Liabilities
Derivative financial instruments	$-	$61	$-	$61

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$-	$11,530	$-	$11,530
Collateralized mortgage obligations (federal agencies)	14,057	109,451	-	123,508
Other mortgage-backed (federal agencies)	-	63,817	-	63,817
SBA loan-backed (federal agency)	44,683	20,964	-	65,647
Derivative financial instruments	-	370	-	370
Total assets measured at fair value on a recurring basis	$58,740	$206,132	$-	$264,872

Liabilities
Derivative financial instruments	$-	$5	$-	$5

For disclosure regarding the fair value of Pension Plan assets, see Note 14, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2013 or December 31, 2012.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,865	$-	$1,865
Impaired loans in gross loans	-	6,497	25	6,522
Foreclosed real estate and repossessed personal property	248	504	6,403	7,155
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$248	$8,866	$7,113	$16,227

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$6,114	$-	$6,114
Other loans held for sale	800	-	-	800
Impaired loans in gross loans	-	6,285	189	6,474
Foreclosed real estate and repossessed personal property	-	817	9,163	9,980
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$800	$13,216	$10,037	$24,053

Level 3 Valuation Methodologies. Following is a description of the unobservable inputs used for Level 3 fair value measurements.

Impaired loans. The fair value of an impaired loan is estimated using one of three methods: value of the underlying collateral, present value of expected cash flows and, in rare cases, the market value of the impaired loan itself. An allowance for loan losses or charge-off is recorded for the excess of the Company’s recorded investment in the loan over the loan’s estimated fair value. In the case of a collateral dependent impaired loan, any allowance for loan losses or charge-off is increased by estimated selling costs. Impaired loans not requiring an allowance for loan losses or charge-off represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans, where an allowance for loan losses or charge-off is recorded based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loan as Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loan as Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as Level 3.

Foreclosed real estate and repossessed personal property. Foreclosed real estate and repossessed personal property is carried at the lower of carrying value or fair value less estimated selling costs. For purposes of classification in the fair value hierarchy, fair value of foreclosed real estate and repossessed property is generally based upon binding sales contracts, current appraisals, comparable sales and other estimates of value obtained principally from independent sources. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

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

The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2013 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs

Assets
Impaired loans in gross loans	$25	Internal assessment of collateral value	Adjustments to estimated value based on recent sales of comparable collateral

Foreclosed real estate and repossessed personal property	6,403	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair value for other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company used management's best estimate of fair value. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
September 30, 2013
Financial instruments - assets
Loans (1)	$736,133	$741,583

Financial instruments - liabilities
Deposits	944,812	938,326

December 31, 2012
Financial instruments - assets
Loans (1)	$716,977	$724,005

Financial instruments - liabilities
Deposits	1,023,242	1,020,446

(1) Includes Loans, net less impaired loans valued based on the fair value of underlying collateral or contracted sales price which are included in the "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" table

20.      Regulatory Capital Requirements and Dividend Restrictions

Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at September 30, 2013 and December 31, 2012. Since September 30, 2013, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2013
Total capital to risk-weighted assets
Company	$127,008	15.52%	$65,483	8.00%	n/a	n/a
Bank	126,905	15.50	65,482	8.00	$81,853	10.00%

Tier 1 capital to risk-weighted assets
Company	116,694	14.26	32,742	4.00	n/a	n/a
Bank	116,591	14.24	32,741	4.00	49,112	6.00

Tier 1 leverage ratio
Company	116,694	10.95	42,639	4.00	n/a	n/a
Bank	116,591	10.93	42,650	4.00	53,513	5.00

At December 31, 2012
Total capital to risk-weighted assets
Company	$115,182	14.42%	$63,892	8.00%	n/a	n/a
Bank	115,077	14.41	63,892	8.00	$79,865	10.00%

Tier 1 capital to risk-weighted assets
Company	105,098	13.16	31,946	4.00	n/a	n/a
Bank	104,993	13.15	31,946	4.00	47,919	6.00

Tier 1 leverage ratio
Company	105,098	9.18	45,771	4.00	n/a	n/a
Bank	104,993	9.18	45,771	4.00	57,213	5.00

We are subject to certain regulatory requirements and restrictions related to credit quality and earnings, including a restriction prohibiting dividend payments from the Bank to the Company without prior approval from the Supervisory Authorities, and the maintenance of a specified leverage capital ratio.

21.      Wealth Management Transactions

As previously disclosed, effective June 28, 2013, the Bank transferred all of its trust-related accounts to Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., pursuant to the terms and conditions of a Transfer Agreement. Contemporaneously with the transfer, the Bank also began an Office Support and Referral Agreement with TNB under which the Bank provides office space and other support services in its existing facilities to the TNB employees who provide the trust services. In accordance with the agreements, TNB assumed ownership of the accounts, certain trust employees of the Bank, and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, the Bank earns a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts subsequently referred to TNB.

On August 1, 2013, the Bank began a Non-Deposits Investment Products Marketing Agreement (the “Marketing Agreement”) with Investment Professionals, Inc. (“IPI”), replacing a similar agreement with a different broker-dealer. IPI provides brokerage services to clients of the Bank, including acting as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients, and maintaining securities in client accounts as agent. Under the Marketing Agreement, the Bank provides office space and other support services in its existing facilities to the IPI employees who provide the brokerage services. In exchange, the Bank earns a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the Marketing Agreement.

Other than an immaterial amount of contract termination costs, execution of the agreements did not result in the Bank recording any gain or loss upon the consummation of these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses significant factors impacting our financial condition as of September 30, 2013 and results of operations and cash flows for the three and nine months ended September 30, 2013. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ended December 31, 2013 or any future period. Percentage calculations contained herein have been calculated based on actual not rounded results.

Forward-Looking Statements

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Factors that may cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to, the following:

●

Larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors including declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors,

●	Larger than expected credit losses because our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral,
●	Sales of problem assets at discounted prices to accelerate the resolution of our problem assets,
●	The rate of delinquencies and amounts of loans charged-off,
●	Our allowance for loan losses and the amount of loan loss provisions required in future periods,
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

●	Our ability to attract and retain key personnel,
●	Our ability to retain our existing clients including our deposit relationships,
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
●	The amount of our loan portfolio collateralized by real estate and potential weakness in the real estate market,
●	Changes in availability of wholesale funding sources including increases in collateral margin requirements,
●	Changes in the interest rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of recent financial reform legislation on the banking and financial services industries,
●

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, deterioration in credit quality,

●	Risks associated with a failure in or breach of our operations or security systems or infrastructure or those of our third party vendors,
●	Changes in accounting principles, policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the SEC and the FASB,
●	Potential limitations on our ability to utilize net operating loss carryforwards and net realized built-in losses for income tax purposes,

●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Our ability to maintain effective internal control over financial reporting,
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

Critical Accounting Policies and Estimates

Our accounting and financial reporting policies are in conformity, in all material respects, with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period and the reported amounts of income and expense during the reporting period. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates. On an annual basis, management, in conjunction with our independent registered public accounting firm, discusses the critical accounting estimates with the Audit Committee of our Board of Directors.

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

	At and for the three months ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

STATEMENTS OF INCOME
Interest income	$10,523	$10,728	$10,864	$10,867	$11,076
Interest expense	475	503	895	1,178	1,227
Net interest income	10,048	10,225	9,969	9,689	9,849
Provision for loan losses	645	670	350	1,325	600
Net interest income after provision for loan losses	9,403	9,555	9,619	8,364	9,249
Noninterest income	3,279	4,237	3,745	4,802	4,335
Noninterest expense	9,835	11,911	10,375	11,327	10,858
Net income before provision (benefit) for income taxes	2,847	1,881	2,989	1,839	2,726
Provision (benefit) for income taxes	(19,386)	382	813	(871)	(436)
Net income	$22,233	$1,499	$2,176	$2,710	$3,162

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$1.76	$0.12	$0.17	$0.21	$0.25
Diluted	1.75	0.12	0.17	0.21	0.25
Cash dividends per common share	-	-	-	-	-
Book value per common share	9.46	7.76	7.82	7.71	7.36
Outstanding common shares	12,783,019	12,772,344	12,762,452	12,754,045	12,751,690
Weighted average common shares outstanding - basic	12,663,162	12,652,355	12,650,766	12,640,991	12,640,517
Weighted average common shares outstanding - diluted	12,740,913	12,737,369	12,693,567	12,641,016	12,640,517

PERIOD-END BALANCES
Total assets	$1,099,897	$1,085,222	$1,099,291	$1,145,456	$1,139,731
Investment securities available for sale, at fair value	227,079	246,501	265,798	264,502	290,805
Total loans	758,679	744,289	738,596	745,172	744,823
Deposits and retail repurchase agreements	969,452	977,153	989,902	1,038,599	1,034,865
Shareholders' equity	120,946	99,116	99,809	98,380	93,887

AVERAGE BALANCES
Total assets	$1,080,900	$1,086,965	$1,117,090	$1,143,855	$1,138,997
Interest-earning assets	1,040,718	1,046,075	1,073,351	1,100,000	1,091,847
Investment securities available for sale, at fair value	243,955	258,200	272,853	281,929	278,312
Total loans	749,201	740,643	739,962	743,065	738,196
Deposits and retail repurchase agreements	971,744	976,513	1,008,763	1,036,344	1,037,444
Other borrowings	24	9	14	36	21
Shareholders' equity	100,795	101,613	99,729	97,079	91,208

SELECT PERFORMANCE RATIOS
Return on average assets	8.16%	0.55%	0.79%	0.94%	1.10%
Return on average shareholders' equity	87.51	5.92	8.85	11.11	13.79
Net interest margin	3.83	3.92	3.77	3.50	3.59

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	9.33%	9.35%	8.93%	8.49%	8.01%
Shareholders' equity as a percentage of assets	11.00	9.13	9.08	8.59	8.24
Tier 1 risk-based capital	14.26	13.67	13.48	13.16	12.59
Total risk-based capital	15.52	14.93	14.74	14.42	13.85
Tier 1 leverage	10.95	10.06	9.63	9.18	8.95

ASSET QUALITY INFORMATION
Allowance for loan losses	$16,706	$17,218	$17,470	$17,825	$18,338
Nonaccrual loans	14,735	16,752	17,106	15,848	19,879
Nonperforming assets	23,064	25,081	28,194	26,840	31,527
Loans 90 days past due and still accruing interest	1,723	-	-	-	-
Net loans charged-off	1,157	922	705	1,838	540
Allowance for loan losses as a percentage of gross loans	2.21%	2.32%	2.39%	2.41%	2.50%
Nonaccrual loans and loans 90 days past due and still accruing interest
as a percentage of gross loans and other loans held for sale	2.17	2.26	2.34	2.14	2.68
Nonperforming assets and loans 90 days past due and still accruing
interest as a percentage of total assets	2.25	2.31	2.56	2.34	2.77
Net loans charged-off as a percentage of average gross loans (annualized)	0.61	0.50	0.39	1.00	0.30

OTHER DATA
Number of full service branches	25	25	25	25	25
Number of full-time equivalent employees	302.5	312.5	322.5	322.5	321.5

Company Overview

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank, which began operations in 1906. Given our 107-year history, we have developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established branch network and loyal deposit base.

Our financial results for 2009 through September 30, 2013 were significantly impacted by the recession of December 2007 through June 2009 and its aftermath. While the economy has improved somewhat, economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009, during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including:

●	Reduction in problem assets,
●	Raising $114 million in capital through the Private Placement,
●	Repositioning the balance sheet from an asset and liability management standpoint,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Focusing on expense reductions and efficiency,
●	Refining our organization structure and lines of business, and re-constituting our executive management and senior leadership team,
●	Implementing new products and services, including specialized lending niches such as Small Business Administration, Corporate Banking, Commercial & Industrial (“C&I”) and Private Banking,
●	Developing tailored go-to-market strategies and expertise, and
●	Returning to profitability on a quarterly basis starting in the third quarter 2012.

The Strategic Project Plan also positioned the Bank to be well-prepared for a Consent Order, effective June 10, 2010, between the Bank and the Supervisory Authorities, which was subsequently terminated on January 30, 2013.

As a result of our efforts, we returned to quarterly profitability starting in the third quarter 2012, and we expect to remain profitable going forward. Further, we believe our earnings will be more stable and predictable on a going forward basis. However, our performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of or improvement in future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

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

To this end, for the nine months ended September 30, 2013:

●

We have experienced net loan growth resulting from our expansion into additional lending niches such as SBA lending in March 2012, C&I lending and Corporate Banking in October 2012 and most recently Private Banking in June 2013. In addition, our legacy Commercial Banking team is having more success banking larger and more sophisticated companies that also use our upgraded e-Treasury cash management services. In addition, in June 2013 the United States Treasury announced that we were the leading lender in South Carolina and ranked 12th in the United States under the State Small Business Credit Initiative’s Loan Participation Program.

●

In the second and third quarters 2013, we executed our expanded and more integrated Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. The go-forward strategy included the hiring of a seasoned Private Banker, partnering with another financial institution with a larger trust platform to deliver Trust services in June (who has since hired three additional Trust professionals in our market) and converting our brokerage platform to a different broker-dealer in August (who is currently recruiting for two additional brokers).

●

During the second quarter, we created a new position and hired a Director of Client Strategy responsible for identifying evolving consumer and business needs and expectations, evaluating our go-to-market strategy, improving the Client Experience, and enhancing cross line of business collaboration.

●

During the third quarter, we hired a Chief Talent Officer whose primary areas of focus is the ongoing development of the Bank’s team and the recruitment of catalyst hires that will continue to deliver specialized expertise and outstanding client service.

●	We continued to enhance our existing products and services, including:
o

In June, we introduced our enhanced MyPalmetto checking account that includes additional benefits such as Everywhere Cash Savings with mobile discount access, Card Patrol for real time fraud monitoring, and Payment Card Protection that includes complimentary identity theft insurance. The introduction also included a MyPalmetto Referral Program which is a rewards program designed to incent existing clients to refer their friends and family to open a checking account at the Bank and receive reward points exchangeable for a wide variety of products.

o

In June, we implemented a revised enhanced tiered nonsufficient funds (“NSF”) and overdraft (“OD”) structure to reduce the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our fees from those clients who use this service on a recurring basis.

o

During June, we enhanced our home equity loan and line of credit products to highlight our speed and quality of execution by guaranteeing a loan closing within 21 business days of approval or the Bank will pay the client’s closing costs.

o	During the third quarter we implemented new technology for real-time loan approvals and added four dealers to our indirect auto lending network.
o

During the third quarter we began the implementation of instant issue debit cards, which are made available to clients immediately upon account opening or if an existing card is lost or stolen. The implementation was completed in October 2013.

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

Financial Overview for Third Quarter 2013

For the three months ended September 30, 2013, the Company reported net income of $22.2 million compared to net income of $3.2 million for the three months ended September 30, 2012. The profit in the third quarter 2013 is the fifth consecutive quarterly profit since returning to quarterly profitability in the third quarter 2012. The results of operations for the third quarter 2013, as compared to the third quarter 2012, were primarily influenced by the following factors:

●

Net interest income increased $199 thousand and net interest margin increased 24 basis points to 3.83%. The increase in net interest income was due to lower deposit costs and strategic reductions in higher priced certificate of deposit accounts as well as increased investment securities yields. These increases were partially offset by a reduction in the yield earned on loans.

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses, loss (gain) on other loans held for sale and loan workout expenses declined from $1.5 million in the third quarter 2012 to $1.2 million in the third quarter 2013 as a result of an overall improvement in credit quality and the pace of problem asset resolution activity. Nonperforming assets and loans 90 days past due and still accruing interest and classified assets declined from $31.5 million and $93.1 million at September 30, 2012, respectively, to $24.4 million and $57.2 million at September 30, 2013, respectively. Nonperforming assets and loans 90 days past due and still accruing interest decreased $652 thousand from June 30, 2013 to September 30, 2013, primarily as a result of the third quarter sale of a nonperforming loan with a carrying balance of $1.6 million at June 30, 2013.

●

The decline in fees for trust, investment management and brokerage services of $543 thousand was the result of the transfer of our trust accounts to TNB in June 2013 and the conversion of our brokerage platform to IPI in August 2013. The actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our expansion into and hiring of a dedicated Private Banker during June). While gross fees declined, we are no longer responsible for the personnel and other operating costs for these businesses and, therefore, had a decline in those expense categories as well.

●	Mortgage-banking income declined $334 thousand in the third quarter 2013 from the third quarter 2012 primarily due to lower sales volume.
●

During the third quarter 2013, we realized losses of approximately $44 thousand on the sale of $14.3 million in book value of investment securities. We sold no investment securities during the third quarter 2012. The 2013 sales were the result of a strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity.

●	During the third quarter of 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches and recognized a gain, net of transaction costs, of $568 thousand.
●

Salaries and personnel expense declined $343 thousand primarily as a result of fewer average full time equivalent teammates (primarily related to the trust and brokerage transactions described above), decreased use of contract personnel, lower benefit costs, reduced incentives and lower commission expense.

●

As a result of sustained trends in quarterly profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods, and projections of future taxable income exclusive of reversing temporary differences and carryforwards, the Company recorded an income tax benefit of $21.0 million related to the reversal of $21.0 million of its valuation allowance on net deferred tax assets that existed at June 30, 2013. An additional valuation allowance of $1.0 million is expected to be reversed through a reduction in the provision for income taxes during the three months ended December 31, 2013 in accordance with intra-period tax allocation rules under GAAP.

Financial Condition

The discussion and analysis of our financial condition and results of operations herein is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands) (unaudited)

	September 30, 2013	December 31, 2012	Dollar variance	Percent variance
Assets
Cash and cash equivalents
Cash and due from banks	$55,743	$101,385	$(45,642)	(45.0)%
Total cash and cash equivalents	55,743	101,385	(45,642)	(45.0)

FHLB stock, at cost	1,380	1,811	(431)	(23.8)
Trading account assets	5,027	-	5,027	100.0
Investment securities available for sale, at fair value	227,079	264,502	(37,423)	(14.1)
Mortgage loans held for sale	1,865	6,114	(4,249)	(69.5)
Other loans held for sale	-	776	(776)	(100.0)

Loans, gross	756,814	738,282	18,532	2.5
Less: allowance for loan losses	(16,706)	(17,825)	1,119	(6.3)
Loans, net	740,108	720,457	19,651	2.7

Premises and equipment, net	23,627	24,796	(1,169)	(4.7)
Accrued interest receivable	3,475	3,910	(435)	(11.1)
Foreclosed real estate	7,928	10,911	(2,983)	(27.3)
Deferred tax asset, net	22,197	-	22,197	100.0
Other assets	11,468	10,794	674	6.2
Total assets	$1,099,897	$1,145,456	$(45,559)	(4.0)%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$187,150	$179,695	$7,455	4.1%
Interest-bearing	757,662	843,547	(85,885)	(10.2)
Total deposits	944,812	1,023,242	(78,430)	(7.7)

Retail repurchase agreements	24,640	15,357	9,283	60.4
Accrued interest payable	146	450	(304)	(67.6)
Other liabilities	9,353	8,027	1,326	16.5
Total liabilities	978,951	1,047,076	(68,125)	(6.5)

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	127	127	-	-
Capital surplus	144,362	143,342	1,020	0.7
Accumulated deficit	(12,464)	(38,372)	25,908	(67.5)
Accumulated other comprehensive loss, net of tax	(11,079)	(6,717)	(4,362)	64.9
Total shareholders' equity	120,946	98,380	22,566	22.9

Total liabilities and shareholders' equity	$1,099,897	$1,145,456	$(45,559)	(4.0)%

Cash and Cash Equivalents

Cash and cash equivalent balances decreased by $45.6 million at September 30, 2013 from December 31, 2012. We have strategically reduced our cash balances to the current level as carrying excess cash had a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to what we could earn investing this cash in assets that generate a greater return such as loans and investment securities available for sale.

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

Trading Account Assets

As part of our strategy to diversify our revenues and effectively utilize our excess cash, during the third quarter 2013 we invested $5 million in an account that is managed by a third party to trade municipal securities. Under the agreement, the third party has discretionary power to trade in the account. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, which allows for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid insured bank deposits.

At September 30, 2013, the trading account included municipal securities of $1.7 million and insured bank deposits of $3.3 million. For the three months ended September 30, 2013, net trading account gains totaled $36 thousand and related investment management expenses of $14 thousand were included in professional services expense.

All of the municipal securities included in trading account assets at September 30, 2013 were investment grade.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 20.6% of total assets at September 30, 2013 and 23.1% of total assets at December 31, 2012.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2013			December 31, 2012
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
State and municipal	$8,017	$8,135	3.6%	$11,247	$11,530	4.4%
Collateralized mortgage obligations (federal agencies)	103,937	100,038	44.1	122,444	123,508	46.7
Other mortgage-backed (federal agencies)	80,747	79,808	35.1	62,581	63,817	24.1
SBA loan-backed (federal agency)	39,005	39,098	17.2	65,828	65,647	24.8
Total investment securities available for sale	$231,706	$227,079	100.0%	$262,100	$264,502	100.0%

The net unrealized loss at September 30, 2013 reflects an increase in longer-term interest rates beginning in June 2013 as a result of comments by the Federal Reserve indicating that quantitative easing programs may be scaled-back or terminated. While the investment securities portfolio is currently in an unrealized loss position, absent any credit losses, which we do not expect, we will recover the full principal amount of these securities if we hold them to maturity.

The average duration of the investment securities available for sale portfolio is 5.0 years, which we have kept relatively short in anticipation of rising interest rates. The increase in the duration since the prior quarter end is due to slowing prepayments on mortgage-backed securities resulting from the increase in interest rates noted above. For the foreseeable future, we intend to maintain our portfolio invested in investment securities with shorter durations and may sell securities to shorten the overall duration of the portfolio.   While we have no current intentions to do so, we are also evaluating the potential to reclassify selected securities from available for sale to held to maturity.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at September 30, 2013 by contractual maturity and estimated principal repayment distribution (dollars in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$3,944	3.6%
Due after one year through five years	2,989	3.5
Due after five years through ten years	1,084	1.9
Due after ten years	-	-
State and municipal	8,017	3.3

Due in one year or less	8,124	(1.8)
Due after one year through five years	15,715	1.4
Due after five years through ten years	80,098	2.2
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	103,937	1.8

Due in one year or less	-	-
Due after one year through five years	47,699	1.6
Due after five years through ten years	14,875	1.3
Due after ten years	18,173	2.2
Other mortgage-backed (federal agencies)	80,747	1.7

Due in one year or less	-	-
Due after one year through five years	15,235	0.9
Due after five years through ten years	14,507	1.7
Due after ten years	9,263	2.7
SBA loan-backed (federal agency)	39,005	1.6

Due in one year or less	12,068	-
Due after one year through five years	81,638	1.5
Due after five years through ten years	110,564	2.0
Due after ten years	27,436	2.4
Total investment securities available for sale	$231,706	1.8%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at September 30, 2013 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Freddie Mac	$75,041	$72,090	59.6%
Ginnie Mae	26,268	25,348	21.0

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at September 30, 2013 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Ginnie Mae	$60,147	$59,241	49.0%

Pledged. At September 30, 2013 and December 31, 2012, securities totaling $121.4 million and $108.2 million, respectively, were pledged to secure funds on deposit from municipalities and retail repurchase agreements.

Lending Activities

General. Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

Loans, gross
Balance at December 31, 2012	$738,282

Additions:
Loan originations net of paydowns and other reductions	25,404
Total additions	25,404

Reductions:
Transfers to foreclosed real estate	2,073
Transfers to other loans held for sale	2,015
Net loans charged-off	2,784
Total reductions	6,872

Balance at September 30, 2013	$756,814

Loans, gross
Balance at December 31, 2011	$773,558

Additions:
Loan originations net of paydowns and other reductions	280
Gross loans transferred from other loans held for sale	1,318
Total additions	1,598

Reductions:
Transfers to foreclosed real estate	2,486
Transfers to other loans held for sale	19,722
Net loans charged-off	19,008
Total reductions	41,216

Balance at September 30, 2012	$733,940

We are currently pursuing prudent new loan growth to manage our cash balances and to generate a higher level of earning assets to earn interest income. Presently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes in 2012 and 2013 in certain products and markets, but it is too soon to know whether such improved origination activity is indicative of a continuing trend.

Other Loans Held for Sale. See Note 5, Loans, for a summary of activity within other loans held for sale and the related valuation allowance for the nine month periods ended September 30, 2013 and 2012.

During 2012, we began originating and selling loans partially guaranteed by the SBA, an agency of the U.S. government. We anticipate that such lending will be a normal part of our business strategy going forward and we may sell the guaranteed portion of these loans into the secondary market in accordance with our overall asset-liability management strategy. There were no SBA loans included in other loans held for sale at September 30, 2013 and December 31, 2012.

Loan Composition. See Note 5, Loans, for a summary of gross loans and other loans held for sale categorized by portfolio segment as of September 30, 2013 and December 31, 2012. Mortgage loans serviced for the benefit of others totaled $383.8 million and $388.7 million at September 30, 2013 and December 31, 2012, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by the Company.

Concentrations. We monitor borrower and industry sector concentrations and are limiting additional credit exposure to certain concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, our loan workout plans have and have had a particular focus on reducing our concentrations in this segment. Loan workout plans included the sale of certain classified loans during 2012, which resulted in a reduction in such concentrations.

At September 30, 2013, commercial real estate loans comprised 60.1% of gross loans and 358.6% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. To borrow from the FHLB, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages and commercial loans. At September 30, 2013 and December 31, 2012, $203.4 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB borrowings and letters of credit, of which $82.5 million and $79.9 million, respectively, were available as lendable collateral.

At September 30, 2013 and December 31, 2012, $2.2 million and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $2.0 million and $2.2 million, respectively, were available as lendable collateral.

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

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that is comprised of in-market loans to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, as we evaluate the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remainder of the loan portfolio.

While asset quality measures remain at historically sub-par levels, such measures have improved significantly from their worst levels.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2013	2012

Commercial real estate
Construction, land development and other land loans	$4,143	$5,467
Multifamily residential	181	-
Nonfarm nonresidential	4,623	3,732
Total commercial real estate	8,947	9,199

Single-family residential
Single-family real estate, revolving, open end loans	1,019	816
Single-family real estate, closed end, first lien	3,585	4,442
Single-family real estate, closed end, junior lien	232	299
Total single-family residential	4,836	5,557

Commercial and industrial	760	826

Credit cards	3	17
All other consumer	188	247
Total consumer	191	264

Farmland and other	1	2

Total nonaccrual loans	14,735	15,848

Foreclosed real estate	7,928	10,911
Repossessed personal property	43	81
Total foreclosed real estate and repossessed personal property	7,971	10,992

Total nonperforming assets	$22,706	$26,840

Less: nonaccrual other loans held for sale	-	(776)

Adjusted nonperforming assets	$22,706	$26,064

Over 90 days past due and still accruing interest	$1,723	$-

Troubled debt restructurings included in nonaccrual loans above	2,435	3,124

Loans*	756,814	739,058

Total assets	1,099,897	1,145,456

Total nonaccrual loans as a percentage of:
loans*	1.95%	2.14%
total assets	1.34	1.38

Total nonperforming assets and loans over 90 days past due and still accruing interest as a percentage of:
loans* and foreclosed real estate and personal property	3.19%	3.58%
total assets	2.06	2.34

*includes gross loans and other loans held for sale, where applicable

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

Total loans migrating into nonaccrual status were $74.2 million, $34.7 million, $11.5 million and $10.9 million for the years ended December 31, 2010, 2011, 2012, and the nine months ended September 30, 2013, respectively. We believe this general trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at September 30, 2013. All of these loans were out-of-market loans, and one was a purchased participation.

	% of total nonaccrual loans	Loan count
Residential lots / golf course development	12%	1
Commercial use real estate	7	1
Total	19%	2

Additional interest income of $197 thousand and $545 thousand would have been reported during the three and nine months ended September 30, 2013, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at September 30, 2013 (in thousands).

Construction, land development, and other land	$6,663
Single-family residential	237
Nonfarm nonresidential	1,028
Total foreclosed real estate	$7,928

Included in foreclosed real estate at September 30, 2013 were 77 residential lots with an aggregate net book value of $6.5 million in two separate communities related to one real estate development. In coordination with the new owner of the development in 2012, we developed and began executing a marketing plan in August 2012 to sell these lots. Due to the number of lots owned, change in ownership of the development in August 2012 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

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

See Note 9, Foreclosed Real Estate and Repossessed Personal Property for a summary of changes in foreclosed real estate at and for the three and nine month periods ended September 30, 2013 and 2012.

Writedowns charged to expense during the third quarter 2013 include writedowns of $15 thousand and $131 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively. Writedowns charged to expense during the nine months ended September 30, 2013 include writedowns of $2.1 million and $724 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively. Included in foreclosed real estate writedowns and expenses during the nine months ended September 30, 2013 were writedowns of $1.7 million related to residential lots in two separate communities related to one real estate development. In coordination with the new owner of the development in 2012, we developed and began executing a marketing plan in August 2012 to sell these lots. Due to the number of lots owned, change in ownership of the development in August 2012 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Troubled Debt Restructurings. Troubled debt restructurings are loans that have undergone concessionary adjustments and were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting determination of our individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $29.4 million and $33.3 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.7 million have been recorded on these loans, none of which was charged-off during the nine months ended September 30, 2013. As of September 30, 2013, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at September 30, 2013 were $3.8 million and $3.2 million, respectively. Additionally, at September 30, 2013, the A and B loans for one of the three loans was accounted for as a troubled debt restructuring.

Six individual loans greater than $1 million comprised $22.7 million (77.0%) of our troubled debt restructurings at September 30, 2013. Two of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment and one experienced a reduction in principal. At September 30, 2013, all of the troubled debt restructurings individually greater than $1 million were performing as expected under the restructured terms.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 and 7 under our risk rating system and therefore classified as substandard and doubtful) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of September 30, 2013 and December 31, 2012, total potential problem loans totaled $35.1 million and $48.9 million, respectively, of which $15.3 million and $20.1 million, respectively, were troubled debt restructurings. As of September 30, 2013, total potential problem loans have decreased 76.2% from the peak at June 30, 2010.

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

The allowance for loan losses decreased to $16.7 million, or 2.21% of gross loans, at September 30, 2013, compared to $17.8 million, or 2.41% of gross loans, at December 31, 2012. The decreasing coverage percentage at September 30, 2013 as compared to December 31, 2012 was the result of improvement in our credit quality and an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions.

In general, during 2012 and the first nine months of 2013 we experienced improving trends in certain credit quality statistics related to our loan portfolio, many of which were positively impacted by the sale of selected classified loans during 2012. Total loans migrating into nonaccrual status have declined from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $14.7 million at September 30, 2013 represent an 87.0% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates. A reduction in the allowance for loan losses may also result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have generally stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at September 30, 2013 and indirectly the provision for loan losses for the three and nine months ended September 30, 2013, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the overall economic environment including within our specific geographic market,
●	The cumulative impact of the extended duration of this economic environment on our clients, in particular commercial real estate loans for which we have a heavy concentration,
●

The level of real estate development loans in which the majority of our losses have occurred, although such loans have decreased 71.8% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset quality metrics of our loan portfolio included a higher than historical level of nonperforming assets and loans 90 days past due and still accruing interest at September 30, 2013, although, while still at an elevated level, nonperforming assets and loans 90 days past due and still accruing interest decreased 82.8% from the peak at March 31, 2010,

●

The trend in our criticized and classified loans which, while still at an elevated level, decreased 14.4% and 16.5%, respectively, from June 30, 2013 and have declined in each of the last fourteen quarters,

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

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2013	2012	2013	2012
Allowance for loan losses, beginning of period	$17,218	$18,278	$17,825	$25,596

Provision for loan losses	645	600	1,665	11,750

Loans charged-off
Commercial real estate	526	274	1,284	15,495
Single-family residential	179	141	611	3,044
Commercial and industrial	472	59	846	361
Consumer	58	139	219	498
Other	151	178	501	497
Total loans charged-off	1,386	791	3,461	19,895

Recoveries
Commercial real estate	40	66	108	170
Single-family residential	28	20	87	94
Commercial and industrial	44	25	79	133
Consumer	36	39	111	145
Other	81	101	292	345
Total loans recovered	229	251	677	887

Net loans charged-off	1,157	540	2,784	19,008

Allowance for loan losses, end of period	$16,706	$18,338	$16,706	$18,338

Average gross loans	$747,403	$727,269	$740,645	$749,679
Gross loans	756,814	733,940	756,814	733,940
Nonaccrual loans (1)	14,735	19,879	14,735	19,879
Net loans charged-off as a percentage of average gross loans (annualized)	0.61%	0.30%	0.50%	3.39%
Allowance for loan losses as a percentage of gross loans	2.21	2.50	2.21	2.50
Allowance for loan losses as a percentage of nonaccrual loans	113.38	92.25	113.38	92.25
________________________________

(1) Includes $2.1 million of loans classified as other loans held for sale at September 30, 2012.

In addition to loans charged-off in their entirety in the ordinary course of business, included within charge-offs were charge-offs on loans individually evaluated for impairment for the three months ended September 30, 2013 and 2012 totaling $1.0 million and $190 thousand, respectively, and for the nine months ended September 30, 2013 and 2012 totaling $1.4 million and $15.1 million, respectively. The determination was made to take charge-offs on certain collateral dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third party appraisals.

We analyze certain individual loans within the portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful or in nonaccrual status. At September 30, 2013, we had five loan relationships totaling $16.3 million with a Bank-funded interest reserve. None of these loans were categorized as impaired at September 30, 2013.

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

At September 30, 2013 and December 31, 2012, impaired loans totaled $44.2 million and $42.1 million, respectively, of which $29.4 million and $33.3 million, respectively, were classified as troubled debt restructurings. At September 30, 2013, $23.2 million of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and $18.8 million, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

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

For additional disclosure regarding the changes in the allowance for loan losses and recorded investment in gross loans, see Item 1. Financial Statements, Note 5, Loans.

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

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $1.2 million (4.7%) during the nine months ended September 30, 2013, while long-lived assets held for sale remained unchanged during the same period.

We are currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a Bank-owned branch facility with a net book value of $123 thousand which are classified as long-lived assets held for sale and included in Other assets in the Consolidated Balance Sheets.

Net Deferred Tax Asset

As of September 30, 2013, net deferred tax assets, without regard to any valuation allowance, of $23.2 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Of this amount, $1.0 million was offset by a valuation allowance. As a result of sustained trends in quarterly profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods, and projections of future taxable income exclusive of reversing temporary differences and carryforwards, we recorded an income tax benefit of $21.0 million related to the reversal of $21.0 million of our valuation allowance on net deferred tax assets that existed at June 30, 2013. We also eliminated $8.5 million of deferred tax assets and the related valuation allowance during the three months ended September 30, 2013 as we concluded it was probable that these assets are expected to expire without being utilized as a result of limitations on deductibility of net operating losses and realized built-in losses as described below. The remaining valuation allowance of $1.0 million is expected to be reversed through a reduction in the provision for income taxes during the three months ended December 31, 2013 in accordance with intra-period tax allocation rules under GAAP.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of events and circumstances that cannot be predicted with certainty. The net operating losses and realized built-in losses generated in 2010, 2011 and 2012 may be carried forward for income tax purposes up to twenty years. Thus, to the extent we generate sufficient taxable income in the future, we will be able to utilize some of the net operating losses and realized built-in losses for income tax purposes. The determination of how much of the net operating losses and realized built-in losses we expect to ultimately utilize and the resulting recognition of these tax benefits in the Consolidated Balance Sheets is based on sustained trends in our quarterly profitability, expectations for continuing profitability and projected utilization of deferred tax assets.

For disclosure regarding the impact of the Private Placement on our net deferred tax asset, see Item 1. Financial Statements, Note 13, Income Taxes.

Deposit Activities

Deposit accounts have historically been our primary source of funds and a competitive strength. These accounts also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges. We set annual targets for deposit accounts in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 107-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	September 30, 2013		December 31, 2012
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposit accounts	$187,150	19.8%	$179,695	17.6%
Interest-bearing transaction deposit accounts	303,981	32.2	304,149	29.7
Transaction deposit accounts	491,131	52.0	483,844	47.3

Money market deposit accounts	136,094	14.4	129,708	12.7
Savings deposit accounts	80,673	8.5	70,646	6.9
Time deposit accounts	236,914	25.1	339,044	33.1
Total deposits	$944,812	100.0%	$1,023,242	100.0%

During the second quarter 2013, our MyPal checking and Smart Savings products were enhanced and rebranded as MyPalmetto Checking and MyPalmetto Savings.

On an ongoing basis we evaluate the benefits and features of all of our deposit products. During 2012, we analyzed all account relationships for which service charges were being waived and made the determination for them to remain in waived status or return to assessing status with the result being an expected reduction in waived service charges.

Effective June 1, 2013 we replaced our existing NSF fee structure of $32 per item (with a daily cap of $192 per day) with a tiered structure of $19 per item for the first item, $29 per item for the second and third items and $37 per item for the fourth and subsequent items per calendar year with a daily cap of $222 per day. The revised NSF pricing structure is expected to reduce the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees from those clients who use this service on a recurring basis. Our average NSF fee was $34 per item during the third quarter 2013, compared to $32 per item and $31 per item during the first and second quarters 2013, respectively.

Since the fourth quarter 2010 and as a result of the cash received in the Private Placement in 2010, a general lack of loan growth and in order to manage our net interest margin, we have not pursued retention of maturing higher priced time deposit accounts. As these time deposits matured, some were renewed at much lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our cost of funds paid on deposits. During the nine months ended September 30, 2013, $256.2 million of time deposits matured with a weighted average rate of 1.19%. Time deposits totaling $80.5 million are scheduled to mature over the remainder of 2013 with a weighted average rate of 1.84%.

Interest-bearing deposits decreased $85.9 million during the nine months ended September 30, 2013 primarily due to higher priced time deposit accounts not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits increased $7.5 million during the same period primarily as a result of seasonal increases in balances, the addition of larger commercial client deposit relationships as well as Private Banking efforts in both checking and savings categories.

Deposit accounts continue to be our primary source of funding. As part of our liquidity plan, we are proactively pursuing core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at the date indicated and totaled $111.3 million and $179.2 million at September 30, 2013 and December 31, 2012, respectively.

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 1.5% at December 31, 2012 to 2.5% at September 30, 2013. This change was due to fluctuations in retail repurchase agreements which constituted all of our borrowings at both dates as well as a decrease in total liabilities between the same periods.

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

Correspondent Bank Lines of Credit. At December 31, 2012, the Bank had access to three secured and one unsecured lines of credit from three correspondent banks of $50 million. During September 2013, the Bank obtained an additional unsecured line of credit totaling $10 million resulting in total lines of credit of $60 million at September 30, 2013. None of the lines of credit were utilized as of December 31, 2012 or September 30, 2013. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Borrowings. We pledge investment securities and loans to collateralize FHLB borrowings. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as determined by the FHLB. We may borrow from the FHLB for terms up to three years and at amounts of up to a predefined percentage of our total assets, subject to availability of collateral. In September 2013, the Bank’s borrowing capacity with the FHLB was increased to 25% of total assets from its previous capacity of 15% of total assets.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	September 30,	December 31,
	2013	2012
Available lendable loan collateral value pledged to serve against FHLB borrowings	$82,499	$79,922
Available lendable investment security collateral value pledged to serve against FHLB borrowings	-	-
Total lendable collateral value pledged to serve against FHLB borrowings	$82,499	$79,922

At both September 30, 2013 and December 31, 2012, the Bank had no outstanding borrowings from the FHLB.

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

Capital

At September 30, 2013, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2013	2012	2013	2012
Total shareholders' equity	$120,946	$93,887	$120,946	$93,887
Average shareholders' equity	100,795	91,208	100,716	100,474

Shareholders' equity as a percentage of assets	11.00%	8.24%	11.00%	8.24%
Average shareholders' equity as a percentage of average assets	9.33	8.01	9.20	8.48

Book value per common share	$9.46	$7.36	$9.46	$7.36
Cash dividends per common share	-	-	-	-
Dividend payout ratio	n/a	n/a	n/a	n/a

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

Deferred tax assets and deferred tax liabilities represent the tax impacts of temporary differences between the financial reporting and income tax bases of various items. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and change in control resulting from the Private Placement that was consummated in October 2010. We recorded a valuation allowance to fully offset our net deferred tax asset at December 31, 2010 and maintained a valuation allowance against substantially all of the net deferred tax asset through June 30, 2013. As described in Net Deferred Tax Asset, during the third quarter 2013 we reversed substantially all of the valuation allowance through a reduction in the income tax provision for the three and nine months ended September 30, 2013.

For regulatory capital purposes, generally, deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date, based on our projected future taxable income for that year or 10% of the amount of our Tier 1 capital. At September 30, 2013, $6.9 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that differs from the amount recognized in capital under GAAP.

Since September 30, 2013, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 20, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At September 30, 2013, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,215,395 at October 21, 2013. To date, we have not issued any shares of preferred stock.

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

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher yielding investment securities and trading assets (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher priced funding such as maturing time deposits. At September 30, 2013, we continued to maintain slightly elevated levels of cash and investment securities to fund loan originations and allow for strategic reductions in time deposits.

Liquidity resources and balances at September 30, 2013, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at September 30, 2013 and December 31, 2012 was $223 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

The Company is currently evaluating a potential $10 million investment in bank-owned life insurance during the fourth quarter 2013.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 17, Commitments, Guarantees and Other Contingencies.

Dividend Obligations. The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authorities are authorized to determine under certain circumstances that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Further, as noted above, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities.

Quarterly Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data) (unaudited)

	For the three months ended September 30,		Dollar	Percent
	2013	2012	variance	variance

Interest income
Interest earned on cash and cash equivalents	$24	$49	$(25)	(51.0)%
Dividends received on FHLB stock	8	10	(2)	(20.0)
Interest earned on trading account assets	5	-	5	n/m
Interest earned on investment securities available for sale	1,010	1,105	(95)	(8.6)
Interest and fees earned on loans	9,476	9,912	(436)	(4.4)
Total interest income	10,523	11,076	(553)	(5.0)

Interest expense
Interest expense on deposits	475	1,226	(751)	(61.3)
Interest expense on retail repurchase agreements	-	1	(1)	(100.0)
Total interest expense	475	1,227	(752)	(61.3)

Net interest income	10,048	9,849	199	2.0

Provision for loan losses	645	600	45	7.5

Net interest income after provision for loan losses	9,403	9,249	154	1.7

Noninterest income
Service charges on deposit accounts, net	1,862	1,635	227	13.9
Fees for trust, investment management and brokerage services	214	757	(543)	(71.7)
Mortgage-banking	375	709	(334)	(47.1)
Automatic teller machine	329	210	119	56.7
Bankcard services	70	64	6	9.4
Investment securities losses	(44)	-	(44)	n/m
Gain on sale of branches	-	568	(568)	(100.0)
Other	473	392	81	20.7
Total noninterest income	3,279	4,335	(1,056)	(24.4)

Noninterest expense
Salaries and other personnel	4,862	5,205	(343)	(6.6)
Occupancy	1,074	1,068	6	0.6
Furniture and equipment	930	799	131	16.4
Professional services	491	419	72	17.2
FDIC deposit insurance assessment	355	383	(28)	(7.3)
Marketing	267	422	(155)	(36.7)
Foreclosed real estate writedowns and expenses	173	693	(520)	(75.0)
Loss on other loans held for sale	-	4	(4)	(100.0)
Loan workout	410	235	175	74.5
Other	1,273	1,630	(357)	(21.9)
Total noninterest expense	9,835	10,858	(1,023)	(9.4)

Income before benefit for income taxes	2,847	2,726	121	4.4

Benefit for income taxes	(19,386)	(436)	(18,950)	n/m

Net income	$22,233	$3,162	$19,071	603.1%

Common and per share data
Net income - basic	$1.76	$0.25	$1.51	601.9%
Net income - diluted	1.75	0.25	1.49	597.6
Cash dividends	-	-	-	-
Book value	9.46	7.36	2.10	28.5

Weighted average common shares outstanding - basic	12,663,162	12,640,517
Weighted average common shares outstanding - diluted	12,740,913	12,640,517

Net Interest Income

General. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $10.0 million for the three months ended September 30, 2013 compared with $9.8 million for the three months ended September 30, 2012. Overall, net interest income for the three months ended September 30, 2013 was impacted by the following:

●

A continuation of the low interest rate environment that generally began with the Federal Reserve’s actions to reduce short term interest rates in 2007 and 2008 and ongoing quantitative easing measures which reduced longer term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At September 30, 2013, loans aggregating $164.5 million had interest rate floors of which $100.0 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of alternative uses of funds for investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended September 30, 2013 and 2012 totaling $197 thousand and $212 thousand, respectively.
●

Increase of $12.5 million in average gross loans and other loans held for sale during the third quarter 2013 as compared to the third quarter 2012 as new loan originations outpaced loan repayments, sales, foreclosures and charge-offs. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength while we continue to take steps to resolve our remaining problem loans.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank.

●

Increase in long-term interest rates beginning in June 2013 as a result of comments made by the Federal Reserve related to possible changes in quantitative easing policies, resulting in a general steepening of the yield curve since that time. Over time, an increase in interest rates to more stable historical levels is expected to result in an improved net interest margin.

●

Pursuing alternative investments. For example, to date in 2013 we invested $350 thousand in a small business investment fund (with a maximum potential investment of $2 million), as well as during the third quarter 2013 we invested $5 million in a municipal bond trading account, and we are currently evaluating a potential $10 million investment in bank-owned life insurance during the fourth quarter 2013.

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

	For the three months ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$45,530	$24	0.21%	$73,338	$49	0.27%
FHLB stock	1,380	8	2.30	2,001	10	1.99
Trading account assets	652	5	3.04	-	-	-

Investment securities available for sale, taxable (1)	235,727	943	1.60	265,337	1,000	1.51
Investment securities available for sale, nontaxable (1)	8,228	67	3.26	12,975	105	3.24
Total investment securities available for sale	243,955	1,010	1.66	278,312	1,105	1.59

Loans (2)	749,201	9,476	5.02	738,196	9,912	5.34
Total interest-earning assets	1,040,718	10,523	4.01	1,091,847	11,076	4.04

Noninterest-earning assets
Cash and cash equivalents	9,354			11,141
Allowance for loan losses	(17,104)			(19,718)
Premises and equipment, net	23,955			25,019
Accrued interest receivable	3,313			3,890
Foreclosed real estate	8,023			13,269
Other assets	12,641			13,549
Total noninterest-earning assets	40,182			47,150

Total assets	$1,080,900			$1,138,997

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$308,856	$10	0.01%	$293,292	$9	0.01%
Money market deposit accounts	133,483	8	0.02	128,310	8	0.02
Savings deposit accounts	79,740	2	0.01	66,987	2	0.01
Time deposit accounts	241,667	455	0.75	352,913	1,207	1.36
Total interest-bearing deposits	763,746	475	0.25	841,502	1,226	0.58

Retail repurchase agreements	19,521	-	-	17,474	1	0.02
Other borrowings	24	-	-	21	-	-
Total interest-bearing liabilities	783,291	475	0.24	858,997	1,227	0.57

Noninterest-bearing liabilities
Noninterest-bearing deposits	188,477			178,468
Accrued interest payable	216			552
Other liabilities	8,121			9,772
Total noninterest-bearing liabilities	196,814			188,792

Total liabilities	980,105			1,047,789

Shareholders' equity	100,795			91,208

Total liabilities and shareholders' equity	$1,080,900			$1,138,997

NET INTEREST INCOME / NET INTEREST MARGIN		$10,048	3.83%		$9,849	3.59%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the three months ended September 30, 2013 compared with the three months ended September 30, 2012
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(16)	$(9)	$(25)
FHLB stock	(6)	4	(2)
Trading account assets	5	-	5
Investment securities available for sale	(145)	50	(95)
Total loans	142	(578)	(436)
Total interest income	(20)	(533)	(553)

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Transaction deposit accounts	1	-	1
Money market deposit accounts	-	-	-
Savings deposit accounts	-	-	-
Time deposit accounts	(309)	(443)	(752)
Total interest expense on deposits	(308)	(443)	(751)

Retail repurchase agreements	-	(1)	(1)
Total interest expense	(308)	(444)	(752)

Net interest income	$288	$(89)	$199

Provision for Loan Losses

Provision for loan losses increased from $600 thousand during the three months ended September 30, 2012 to $645 thousand during the three months ended September 30, 2013. This increase reflects an increase in net charge-offs of $617 thousand which was partially offset by significant improvement in our credit quality measures over the last year. Since September 30, 2012, our nonaccrual loans declined 25.9%, and classified loans declined 39.5%. The allowance for loan losses as a percentage of gross loans declined from 2.50% at September 30, 2012 and 2.41% at December 31, 2012 to 2.21% at September 30, 2013. The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended September 30,
	2013	2012
Service charges on deposit accounts, net	$1,862	$1,635
Fees for trust, investment management and brokerage services	214	757
Mortgage-banking	375	709
Automatic teller machine	329	210
Bankcard services	70	64
Investment securities losses	(44)	-
Gain on sale of branches	-	568
Other	473	392
Total noninterest income	$3,279	$4,335

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.5% and 1.4 % of average transaction deposit balances for the three months ended September 30, 2013 and 2012, respectively. The increase in these service charges reflects the implementation of tiered NSF pricing during the second quarter 2013 and a reduction in courtesy overdraft limits in connection with changes to our MyPalmetto checking account product. While the number of account holders impacted was reduced, the implementation of our revised tiered NSF pricing schedule resulted in an increase in the average NSF fee per item from $32 during the third quarter 2012 to $34 during the third quarter 2013.

Fees for Trust, Investment Management and Brokerage Services. As discussed in Note 21, Wealth Management Transactions, effective June 28, 2013, the Bank transferred all of its trust-related accounts to TNB, a wholly-owned subsidiary of Thomasville Bancshares, Inc., under a Transfer Agreement. On August 1, 2013, the Bank began a Non-Deposits Investment Products Marketing Agreement with IPI replacing a similar agreement with a different broker-dealer.

The decrease in trust, investment management and brokerage services during the three months ended September 30, 2013 compared with the same period of 2012 was the result of the transfer of our trust accounts to TNB and the conversion of our brokerage platform to IPI. The actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our expansion into and hiring of a dedicated Private Banker in June).

Regarding trust services, TNB assumed legal ownership and fiduciary responsibility for our trust accounts effective June 28, 2013. At the same time, TNB also assumed certain trust employees of the Bank and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, since June 28, 2013 we earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts referred to TNB. Accordingly, while our gross revenues declined significantly period over period, we also had a similar decline in salaries and other personal costs. On a net basis, we expect our net earnings related to trust to decline slightly during 2013 while the transition occurs and then to increase and eventually exceed our historical levels going forward.

Regarding brokerage services, we previously provided brokerage services through an agreement with a third party brokerage firm in which the brokerage team were employees of the Bank. Effective August 1, 2013, we converted our brokerage platform to IPI and IPI also assumed the employment of our brokerage team. We will continue to earn a percentage of the ongoing revenues generated from existing and new brokerage assets managed by IPI. Similar to trust, on a net basis we expect our earnings related to brokerage to decline slightly during 2013 while the transition occurs and then to increase and eventually exceed our historical levels going forward.

For both trust and brokerage services, TNB and IPI have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. To date in 2013, TNB has hired a local market president, chief fiduciary officer and investment assistant located in our facilities. IPI has recruited a new broker to replace a previous broker and is actively recruiting for two additional brokers to also be located in our facilities. In addition, in June 2013 we hired a Private Banker who will serve in a key relationship management role in our Wealth Management business.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended September 30,		Dollar	Percent
	2013	2012	variance	variance
Mortgage-servicing fees	$255	$295	$(40)	(13.6)%
Gain on sale of mortgage loans held for sale	379	695	(316)	(45.5)
Mortgage-servicing rights portfolio amortization and impairment	(193)	(240)	47	(19.6)
Derivative loan commitment income	147	383	(236)	(61.6)
Forward sales commitment expense	(245)	(570)	325	(57.0)
Other	32	146	(114)	(78.1)
Total mortgage-banking income	$375	$709	$(334)	(47.1)%

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.30%

Gain on sale of mortgage loans decreased during the third quarter 2013 as compared with the third quarter 2012 due to a decline in the volume of loans sold from $28.1 million during the three months ended September 30, 2012 to $23.2 during the three months ended September 30, 2013.

Mortgage-banking income during the three months ended September 30, 2013 and 2012 was also negatively impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Losses. During the third quarter 2013, we realized losses of $44 thousand on the sale of $14.3 million in book value of investment securities. We sold no investment securities during the third quarter 2012. The 2013 sales were the result of a strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity.

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

Other. Other noninterest income increased $81 thousand (20.7%) during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of an increase in debit card income of $39 thousand and gains on trading account assets of $36 thousand.

Noninterest Expense

General. In connection with the Strategic Project Plan and additional strategic and tactical actions to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on identifying and implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Examples of actions that have resulted in reductions to our overall expense base include:

●	Freezing most teammate salaries from May 2009 to February 2011 and from February 2012 through February 2013,
●	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,
●	Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially re-instated beginning July 1, 2013,
●	Eliminating officer perquisites,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements related to the Retail Banking network and lending processes,
●	Consolidating two branches and selling two branches in March 2012 and July 2012, respectively, and
●	More fully leveraging existing technology, implementing more advanced technology and other process improvements.

Furthermore, the reduction of problem assets has resulted in reduced writedowns resulting from receipt of ongoing appraisals and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended September 30,
	2013	2012
Salaries and other personnel	$4,862	$5,205
Occupancy	1,074	1,068
Furniture and equipment	930	799
Professional services	491	419
FDIC deposit insurance assessment	355	383
Marketing	267	422
Foreclosed real estate writedowns and expenses	173	693
Loss on other loans held for sale	-	4
Loan workout	410	235
Other	1,273	1,630
Total noninterest expense	$9,835	$10,858

Salaries and Other Personnel. Salaries and other personnel expense decreased $343 thousand (6.6%) from the three months ended September 30, 2012 to the three months ended September 30, 2013 as a result of 16 fewer average full time equivalent teammates, decreased use of contract personnel, lower benefit costs, reduced incentives and lower commissions expense. Our more recent headcount additions in 2013 have been focused on production oriented roles with direct revenue generating responsibilities.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $137 thousand (7.3%) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of software costs related to technology initiatives designed to enhance the client experience and increase operational efficiencies.

Professional Services. Professional services expense increased $72 thousand (17.2%) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Contributing to this increase were costs associated with the management of our pension plan assets and with teammate training related to technology initiatives designed to enhance the Client Experience and increase operational efficiencies. Professional services expense is expected to be higher in 2013 as compared to 2012 due to our ongoing initiatives designed to enhance the Client Experience and increase operational efficiencies.

FDIC Deposit Insurance Assessment. FDIC insurance premiums decreased $28 thousand (7.3%) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The reduction is attributed to a decline in our assessment base.

Marketing. Marketing expense decreased $155 thousand (36.7%) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of fewer marketing campaigns as compared to last year. Additionally, during the three months ended September 30, 2012 marketing expenses were elevated as a result of client communications related to our branch reduction efforts. We expect our marketing expenses during the fourth quarter 2013 to increase as we utilize a third party marketing firm to redesign our website, which went live in October 2013.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $173 thousand for the three months ended September 30, 2013 compared to $693 thousand for the three months ended September 30, 2012. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third party appraisals. The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

Foreclosed real estate writedowns and expenses in the third quarter 2012 included writedowns of $142 thousand related to the execution of contracts to sell foreclosed real estate.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the overall reduction in problem loans during 2012 and 2013, our loan workout expenses are expected to be lower and less volatile going forward as compared to those incurred in 2009 through 2012.

Other. Other noninterest expense decreased $357 thousand (21.9%) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Included in this financial statement line item and contributing to the change were the following:

●	A decrease in the provision for unfunded commitments of $281 thousand resulting from a reduction in unfunded loan commitments at September 30, 2013 compared to September 30, 2012, and
●	A decrease in asset writedowns of $108 thousand associated with the contract for sale of a vacant branch facility and certain capitalized software costs during the third quarter 2012.

These decreases were partially offset by an increase in telecommunications costs primarily associated with additional network and communication services to support our Client Experience and operational efficiency enhancements.

Benefit for Income Taxes

The benefit for income taxes was $19.4 million and $436 thousand for the three months ended September 30, 2013 and September 30, 2012, respectively. The benefit for income taxes for the three months ended September 30, 2013 included provisions for state income taxes of $987 thousand and $68 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income for the Bank. In addition, $21.0 million of the third quarter 2013 benefit reflects the reversal of a portion of the valuation allowance on the net deferred tax asset as of June 30, 2013 as further described in Financial Condition, Net Deferred Tax Asset. The benefit for income taxes for the three months ended September 30, 2012 resulted from changes in deferred taxes associated with investment securities available for sale.

For additional disclosure regarding the valuation allowance on the net deferred tax asset and the provision (benefit) for income taxes, see Critical Accounting Policies and Estimates and Item 1. Financial Statements, Note 13, Income Taxes.

Year-to-Date Earnings Review

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data) (unaudited)

	For the nine months ended September 30,		Dollar	Percent
	2013	2012	variance	variance

Interest income
Interest earned on cash and cash equivalents	$83	$172	$(89)	(51.7)%
Dividends received on FHLB stock	29	35	(6)	(17.1)
Interest earned on trading account assets	5	-	5	n/m
Interest earned on investment securities available for sale	2,984	4,053	(1,069)	(26.4)
Interest and fees earned on loans	29,014	30,263	(1,249)	(4.1)
Total interest income	32,115	34,523	(2,408)	(7.0)

Interest expense
Interest expense on deposits	1,872	3,958	(2,086)	(52.7)
Interest expense on retail repurchase agreements	1	2	(1)	(50.0)
Total interest expense	1,873	3,960	(2,087)	(52.7)

Net interest income	30,242	30,563	(321)	(1.1)

Provision for loan losses	1,665	11,750	(10,085)	(85.8)

Net interest income after provision for loan losses	28,577	18,813	9,764	51.9

Noninterest income
Service charges on deposit accounts, net	5,019	4,978	41	0.8
Fees for trust, investment management and brokerage services	1,888	2,346	(458)	(19.5)
Mortgage-banking	1,510	2,342	(832)	(35.5)
Automatic teller machine	818	699	119	17.0
Bankcard services	194	183	11	6.0
Investment securities gains, net	287	9,859	(9,572)	(97.1)
Gain on sale of branches	-	568	(568)	(100.0)
Other	1,545	1,253	292	23.3
Total noninterest income	11,261	22,228	(10,967)	(49.3)

Noninterest expense
Salaries and other personnel	15,270	16,148	(878)	(5.4)
Occupancy	3,188	3,396	(208)	(6.1)
Furniture and equipment	2,748	2,524	224	8.9
Professional services	1,474	1,309	165	12.6
FDIC deposit insurance assessment	1,083	1,480	(397)	(26.8)
Marketing	747	984	(237)	(24.1)
Foreclosed real estate writedowns and expenses	2,905	9,027	(6,122)	(67.8)
Loss (gain) on other loans held for sale	(326)	2,538	(2,864)	(112.8)
Loan workout	862	622	240	38.6
Other	4,170	3,995	175	4.4
Total noninterest expense	32,121	42,023	(9,902)	(23.6)

Income (loss) before provision (benefit) for income taxes	7,717	(982)	8,699	885.8

Provision (benefit) for income taxes	(18,191)	3,592	(21,783)	606.4

Net income (loss)	$25,908	$(4,574)	$30,482	666.4%

Common and per share data
Net income (loss) - basic	$2.05	$(0.36)	$2.41	665.7%
Net income (loss) - diluted	2.04	(0.36)	2.40	663.0
Cash dividends	-	-	-	-
Book value	9.46	7.36	2.10	28.5

Weighted average common shares outstanding - basic	12,655,473	12,638,838
Weighted average common shares outstanding - diluted	12,716,369	12,638,838

Net Interest Income

General. Net interest income totaled $30.2 million for the nine months ended September 30, 2013 compared with $30.6 million for the nine months ended September 30, 2012. In addition to the factors discussed in Quarterly Earnings Review that are also applicable to the three month period ended September 30, 2013, net interest income for the nine months ended September 30, 2013 was impacted by the following:

●	Foregone interest on nonaccrual loans for the nine months ended September 30, 2013 and 2012 totaling $545 thousand and $1.1 million, respectively,
●

Reduction of $19.9 million in total average gross loans and other loans held for sale during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations,

●	Lower investment securities yields primarily from the sale of investment securities during the second quarter of 2012, and
●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts at the Bank. During the nine months ended September 30, 2013, average time deposits declined $110.5 million which reflected the impact of maturities during the nine months ended September 30, 2013 of $256.2 million at a weighted average rate of 1.19% a portion of which were not retained at maturity.

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

	For the nine months ended September 30,
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$49,999	$83	0.22%	$99,631	$172	0.23%
FHLB stock	1,511	29	2.57	2,737	35	1.71
Trading account assets	220	5	3.04	-	-	-

Investment securities available for sale, taxable (1)	248,615	2,748	1.47	192,755	2,364	1.64
Investment securities available for sale, nontaxable (1)	9,615	236	3.27	72,222	1,689	3.12
Total investment securities available for sale	258,230	2,984	1.54	264,977	4,053	2.04

Loans (2)	743,302	29,014	5.22	763,290	30,263	5.30
Total interest-earning assets	1,053,262	32,115	4.08	1,130,635	34,523	4.08

Noninterest-earning assets
Cash and cash equivalents	9,817			11,038
Allowance for loan losses	(17,456)			(21,795)
Premises and equipment, net	24,371			25,274
Accrued interest receivable	3,571			4,363
Foreclosed real estate	9,824			20,978
Other assets	11,463			14,404
Total noninterest-earning assets	41,590			54,262

Total assets	$1,094,852			$1,184,897

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Transaction deposit accounts	$309,046	$29	0.01%	$302,265	$30	0.01%
Money market deposit accounts	133,593	23	0.02	135,523	40	0.04
Savings deposit accounts	76,102	7	0.01	64,463	6	0.01
Time deposit accounts	265,212	1,813	0.91	375,754	3,882	1.38
Total interest-bearing deposits	783,953	1,872	0.32	878,005	3,958	0.60

Retail repurchase agreements	17,662	1	0.01	21,826	2	0.01
Other borrowings	16	-	-	31	-	-
Total interest-bearing liabilities	801,631	1,873	0.31	899,862	3,960	0.59

Noninterest-bearing liabilities
Noninterest-bearing deposits	183,922			173,783
Accrued interest payable	295			584
Other liabilities	8,288			10,194
Total noninterest-bearing liabilities	192,505			184,561

Total liabilities	994,136			1,084,423

Shareholders' equity	100,716			100,474

Total liabilities and shareholders' equity	$1,094,852			$1,184,897

NET INTEREST INCOME / NET INTEREST MARGIN		$30,242	3.84%		$30,563	3.61%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change. The comparison between the periods includes an additional change factor that captures the impact of the difference in the number of days when comparing the periods, which has also been allocated between the rate change and volume change.

	For the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(83)	$(6)	$(89)
FHLB stock	48	(54)	(6)
Trading account assets	5	-	5
Investment securities available for sale	(101)	(968)	(1,069)
Total loans	(802)	(447)	(1,249)
Total interest income	(933)	(1,475)	(2,408)

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Transaction deposit accounts	1	(2)	(1)
Money market deposit accounts	(1)	(16)	(17)
Savings deposit accounts	1	-	1
Time deposit accounts	(963)	(1,106)	(2,069)
Total interest expense on deposits	(962)	(1,124)	(2,086)

Retail repurchase agreements	-	(1)	(1)
Total interest expense	(962)	(1,125)	(2,087)

Net interest income	$29	$(350)	$(321)

Provision for Loan Losses

Provision for loan losses decreased from $11.8 million during the nine months ended September 30, 2012 to $1.7 million during the nine months ended September 30, 2013. The reduction in the provision for loan losses reflects a reduction in net charge-offs of $16.2 million and significant improvement in our credit quality measures over the last year. The provision for loan losses for the nine months ended September 30, 2012 reflects charge-offs associated with the problem asset sale executed during the second quarter 2012. See Quarterly Earnings Review, Provision for Loan Losses for additional disclosures.

Noninterest Income

General. The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the nine months ended September 30,
	2013	2012
Service charges on deposit accounts, net	$5,019	$4,978
Fees for trust, investment management and brokerage services	1,888	2,346
Mortgage-banking	1,510	2,342
Automatic teller machine	818	699
Bankcard services	194	183
Investment securities gains, net	287	9,859
Gain on sale of branches	-	568
Other	1,545	1,253
Total noninterest income	$11,261	$22,228

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.4% and 1.4% of average transaction deposit balances for the nine months ended September 30, 2013 and 2012, respectively. The increase in these service charges reflects increased fees from the implementation of NSF tiered pricing as well as MyPalmetto product changes partially offset by lower service charge income on demand deposit accounts.

Fees for Trust, Investment Management and Brokerage Services. Trust, investment management and brokerage services income declined during the nine months ended September 30, 2013 compared with same period of 2012 as a result of the change in our business model relative to these services. See Quarterly Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the nine months ended September 30,		Dollar	Percent
	2013	2012	variance	variance
Mortgage-servicing fees	$753	$792	$(39)	(4.9)%
Gain on sale of mortgage loans held for sale	1,447	1,769	(322)	(18.2)
Mortgage-servicing rights portfolio amortization and impairment	(636)	(648)	12	(1.9)
Derivative loan commitment income (expense)	(78)	454	(532)	(117.2)
Forward sales commitment expense	(85)	(368)	283	(76.9)
Other	109	343	(234)	(68.2)
Total mortgage-banking income	$1,510	$2,342	$(832)	(35.5)%

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.27%

Gain on sale of mortgage loans declined $322 thousand (18.2%) during the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 primarily as a result of a strategic decision to retain a portion of mortgage loan production during the second quarter 2013. As a result, mortgage loans sold declined to $62.4 million during the nine months ended September 30, 2013 from $70.9 million during the same period of 2012.

Mortgage-banking income during the nine months ended September 30, 2013 was also lower as a result of fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Gains, Net. During the nine months ended September 30, 2013 and 2012, we realized net gains of $287 thousand and $9.9 million on the sale of $42.5 million and $142.0 million in book value of investment securities, respectively. The 2013 sales were the result of a strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity. The 2012 sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities available for sale portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets to various counterparties and the resulting impact on regulatory capital. The proceeds from the 2012 sales and a portion of the 2013 sales were reinvested in investment securities.

Gain on Sale of Branches.  See Quarterly Earnings Review, Noninterest Income, Gain on Sale of Branches for additional information.

Other. Other noninterest income increased $292 thousand (23.3%) during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of gains on sales of SBA loans totaling $207 thousand and an increase in debit card income of $21 thousand.

Noninterest Expense

General. The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the nine months ended September 30,
	2013	2012
Salaries and other personnel	$15,270	$16,148
Occupancy	3,188	3,396
Furniture and equipment	2,748	2,524
Professional services	1,474	1,309
FDIC deposit insurance assessment	1,083	1,480
Marketing	747	984
Foreclosed real estate writedowns and expenses	2,905	9,027
Loss (gain) on other loans held for sale	(326)	2,538
Loan workout	862	622
Other	4,170	3,995
Total noninterest expense	$32,121	$42,023

Salaries and Other Personnel. Salaries and other personnel expense decreased $878 thousand (5.4%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as a result of decreased salaries due to a reduction in average full time teammates from 334 during the nine months ended September 30, 2012 to 316 during the nine months ended September 30, 2013 and a reduction in medical benefit costs. The decline in Salaries and other personnel costs was partially offset by an increase of $117 thousand due to one-time charges related to the revised Trust business model and other headcount reductions in 2013 and one-time severance related costs in 2012 from our branch reduction and certain other strategic actions announced in December 2011.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $16 thousand (0.3%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The decline in occupancy and furniture and equipment expenses was the result of expenses during the nine months ended September 30, 2012 associated with our efforts to sell or consolidate four branches and other strategic actions announced in December 2011. Partially offsetting this decline were software expenses associated with technology initiatives designed to enhance the client experience and increase operational efficiencies.

Professional Services. Professional services expense increased $165 thousand (12.6%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. See Quarterly Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

FDIC Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $397 thousand (26.8%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The reduction is attributed to a decline in our assessment base as well as an improved risk category effective during the second quarter 2012.

Marketing. Marketing expense decreased $237 thousand (24.1%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. See Quarterly Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $2.9 million for the nine months ended September 30, 2013 compared to $9.0 million for the nine months ended September 30, 2012. Foreclosed real estate writedowns and expenses during the nine months ended September 30, 2012 included costs associated with the problem asset sale. Additionally, included in foreclosed real estate writedowns and expenses during the nine months ended September 30, 2013 and September 30, 2012 were writedowns of $1.7 million and $5.1 million, respectively related to residential lots in two separate communities related to one real estate development. In coordination with the new owner of the development in 2012, we developed and began executing a marketing plan in August 2012 to sell these lots. Due to the number of lots owned, change in ownership of the development in August 2012 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years. See Quarterly Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Loss (Gain) on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during the nine months ended September 30, 2013 compared to losses of $2.5 million during the nine months ended September 30, 2012. Loss (gain) on other loans held for sale represents writedowns and gains and losses on sales of problem loans classified as other loans held for sale. The decline in losses on other loans held for sale is a result of a reduction in the number of problem loans included in this portfolio. At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 resulting in a gain of $326 thousand.

Loan Workout. Loan workout expenses increased $240 thousand (38.6%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. See Quarterly Earnings Review, Noninterest Expense, Loan Workout for additional disclosures.

Other. Other noninterest expense increased $175 thousand (4.4%) from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Included in this financial statement line item and contributing to the change were the following:

●

An increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in personnel costs and equipment expense,

●

An increase in telecommunications costs primarily associated with additional network and communication services to support our Client Experience and operational efficiency enhancements. In addition, results for the nine months ended September 30, 2012 included one-time expense credits related to a telecommunications efficiency review,

●

An increase in technology costs resulting from initiatives designed to enhance the Client Experience and increase operational efficiencies such as upgraded real-time Internet banking, the addition of mobile banking and the addition of fraud detection software,

●	A decrease in the provision for unfunded commitments of $172 thousand due to a reduction in unfunded loan commitments, and
●	A decrease in branch closure expenses of $54 thousand associated with costs incurred during the nine months ended September 30, 2012 related to our branch network reductions.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was ($18.2) million and $3.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The benefit for income taxes for the nine months ended September 30, 2013 included provisions for income taxes of $1.2 million for state income tax and $181 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income of the Bank. In addition, $21.0 million of the 2013 benefit reflects the reversal of a significant portion of the valuation allowance on the net deferred tax asset as of June 30, 2013 as further described in Financial Condition, Net Deferred Tax Asset. The provision for income taxes for the nine months ended September 30, 2012 resulted from changes in deferred taxes associated with investment securities available for sale.

For additional disclosure regarding the valuation allowance on the net deferred tax asset and the provision (benefit) for income taxes, see Critical Accounting Policies and Estimates and Item 1. Financial Statements, Note 13, Income Taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of September 30, 2013, the forecasted impact on net interest income using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest rate environment, we have not prepared a parallel interest rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods, which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	10.17%
Up 300 basis points	7.07
Up 200 basis points	4.56
Up 100 basis points	1.99
Base
Down 100 basis points	(3.12)
Down 200 basis points	(4.43)
Down 300 basis points	(7.00)
Down 400 basis points	n/a

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 31, 2013

EXHIBIT INDEX

           Exhibit No.       Description

31.1 ^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 ^	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 ^	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101* ^

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL; (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Income (Loss) for the nine months ended September 30, 2013 and September 30, 2012, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and September 30, 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012, (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (vii) Notes to Consolidated Financial Statements

^ Filed with this Quarterly Report on Form 10-Q

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.