Form 10-K
period 2013-12-31
PALMETTO BANCSHARES INC
filed 2014-03-05
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(800) 725-2265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                                                                                                            Accelerated filer [ ]

Nonaccelerated filer [ ]                                                                                                                                                                                               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $56,917,809 as of the last business day of the registrant's most recently completed second fiscal quarter.

12,792,509 shares of the registrant’s common stock were outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 15, 2014 is incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2013 Annual Report on Form 10-K

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and its consolidated subsidiary, The Palmetto Bank (the “Bank”), except where the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Factors that may cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to:

●

Larger than expected credit losses in the sectors of our loan portfolio secured by real estate due to economic factors such as declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors,

●	Larger than expected credit losses because our loans are concentrated by loan type, industry segment, borrower type, location of the borrower or collateral,
●	The amount of our loan portfolio collateralized by real estate and potential weakness in the real estate market,
●	Sales of problem assets at discounted prices to accelerate the resolution of problem assets,
●	The rate of delinquencies and amounts of loans charged-off,
●	Adverse changes in asset quality and resulting credit-related losses and expenses,
●	Our allowance for loan losses and the amount of loan loss provisions required in future periods,
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
●	Changes in availability of wholesale funding sources including increases in collateral margin requirements or reductions in eligible collateral,
●

Our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve System (“Federal Reserve”) Discount Window (“Discount Window”) borrowings, sales of investment securities and loans and lines of credit from correspondent banks to meet our liquidity needs,

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,
●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●

Our ability to maintain appropriate levels of capital including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums and the impact of the capital rules under Basel III,

●	Our ability to comply with regulatory regulations and restrictions and potential regulatory actions if we fail to comply,
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

●	Our ability to attract and retain key personnel,
●	Our ability to retain our existing clients including our deposit relationships,

●	Our current and future products, services, applications and functionality and plans to promote them,

●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure or those of our third-party vendors,
●

Changes in accounting principles, policies and practices as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the United States Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (“FASB”),

●	Our ability to maintain effective internal control over financial reporting,
●	The market value of our common stock including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,
●	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions and/or
●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the SEC.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by federal securities laws.

ITEM 1. BUSINESS

Development and Description of Business

Organization

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for the Bank, which began operations in 1906. Through our Retail, Commercial and Wealth Management businesses, the Bank specializes in providing financial solutions to consumers and businesses with deposit and cash management products, loans (including consumer, Small Business Administration (“SBA”), commercial, corporate, mortgage, credit card and automobile), lines of credit, trust, brokerage, private banking, financial planning and insurance throughout our primary market area of nine counties located in northwest South Carolina which includes the counties of Abbeville, Anderson, Cherokee, Greenville, Greenwood, Laurens, Oconee, Pickens and Spartanburg (commonly referred to as the “Upstate”).

As a holding company without any current stand-alone operations, the Company’s primary sources of liquidity are debt and equity offerings and dividends received from the Bank.

The following table summarizes the Company’s consolidated assets, revenues and net income (loss) at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2013	2012	2011
Total consolidated assets	$1,090,229	$1,145,456	$1,203,152
Total consolidated revenues	57,374	72,420	67,244
Total consolidated net income (loss)	27,731	(1,864)	(23,400)

The Bank was organized in Laurens, South Carolina under South Carolina law in 1906, and we relocated our headquarters to Greenville, South Carolina in 2009 with our operations center remaining in Laurens. The Company owns all of the Bank’s common stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds in the wholesale market, primarily to originate loans and invest in securities.

On June 28, 2011 the Company completed a one-for-four reverse split of its common stock. Unless otherwise noted, share and per share amounts for all periods presented have been adjusted to give effect to the reverse stock split.

Impact of the Financial Crisis and Great Recession

Beginning in 2009, the Company’s financial results were significantly impacted by the recession of December 2007 through June 2009 (commonly referred to as the “Great Recession”) and its aftermath. While the economy has steadily improved since then, overall economic conditions continue to present challenges for the banking industry and the Company. In response to these challenges, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including, among other things:

●	Reducing problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through a private placement transaction consummated in 2010 (the “Private Placement”),
●	Repositioning the balance sheet from an asset/liability management standpoint,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform and process improvements,
●	Focusing on expense reductions and efficiency,
●	Refining our organization structure and lines of business and reconstituting our executive management and senior leadership team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as SBA, Corporate Banking, Commercial & Industrial and Private Banking,
●	Developing tailored go-to-market strategies and expertise and
●	Returning to profitability on an annual basis in 2013.

The Strategic Project Plan also positioned the Bank to be well prepared for a Consent Order, effective June 10, 2010, between the Bank and the Federal Deposit Insurance Corporation (the “FDIC”), as our primary federal regulator and deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”), our chartering agency (collectively, the “Supervisory Authorities”), which was subsequently terminated on January 30, 2013.

As a result of our efforts, the Company returned to quarterly profitability in third quarter 2012 and annual profitability in 2013. The Company expects to remain profitable going forward. Further, we believe the Company’s earnings will be more stable and predictable on a going-forward basis. However, the Company’s performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

Market

The Company is a locally-oriented, community-based financial services institution. Our local market orientation is reflected in our Board of Directors, management and local community advisory boards, which are generally comprised of local business persons, professionals and other community representatives who assist us in identifying and responding to banking needs within our market. Our overall strategy is to operate with local decision making and knowledge while also offering many of the products and services available from larger competitors.

Our primary market area is located in the Upstate of South Carolina. We currently originate substantially all of our loans and deposits in our primary market area with out-of-market loans only originated to existing borrowers in our primary market area.

The Upstate’s ability to attract both small, local companies and major internationally-recognized corporations is the result of cooperation between city and state governments and the private sector. We believe that the Upstate’s entrepreneurial spirit and strong workforce creates a business-friendly environment. Major industries of commerce in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. Clemson University, BMW, IBM, Microsoft and Michelin have combined their resources to create International Center for Automotive Research, a research park that specializes in the development of automotive technology. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina – Upstate, Wofford College and Converse College, among others.

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

Despite being in these growth markets in South Carolina, we face the risk of being sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges and slow recovery of the past few years. During the Great Recession and its aftermath, unemployment rose in our markets, and property values declined. While the Upstate has experienced recent improvement in unemployment and stabilization of property values, overall economic conditions remain uncertain. According to the United States (the “U.S.”) Department of Labor, as of March 3, 2014, unemployment rates, not seasonally adjusted, at December 31, 2013 for counties in our market areas were as follows: Abbeville 7.4%, Anderson 5.5%, Cherokee 7.7%, Greenville 4.9%, Greenwood 6.9%, Laurens 5.7%, Oconee 6.6%, Pickens 5.2% and Spartanburg 5.9%. As of March 3, 2014, the average state unemployment rate, seasonally adjusted, for South Carolina at December 31, 2013 was 6.6% compared to 6.7% for the U.S. The continued elevated levels of unemployment over historical levels may adversely impact credit quality.

Distribution Channels

We are primarily engaged in the business of commercial and retail banking through our 25 branches in the Upstate. At December 31, 2013, we also had 27 automatic teller machines (“ATMs”) including three deposit-accepting ATMs and six limited service offices located in retirement centers and other facilities in the Upstate.

While the branches are an important distribution channel, we also offer 24/7/365 service to our clients through extended weekday hours at branches, Saturday banking at select branches, an ATM network that incorporates regional and national networks, a contact center and online and mobile banking. Our branches serve as locations where clients can apply for and obtain various loan products, and we also accept residential mortgage loan applications online through our website. We also offer loans to finance the purchase of new and used automobiles through a network of auto dealerships throughout our footprint (commonly referred to as “indirect lending”) as well as loans to small business through U.S. SBA programs.

For the past several years, we have been realigning our organizational structure and more specifically delineating our lines of business for improved accountability and go-to-market strategies. The Company has limited financial information for these lines of business, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at December 31, 2013, the Company had one reportable segment, banking.

Competition

We face substantial competition from national, regional and other community banks. We also face competition from many other types of financial institutions including savings and loan associations, finance companies, credit unions, mortgage banks and other financial intermediaries as well as full-service and discount brokerage firms. Out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas also provide competition. In addition, money market and stock and fixed income mutual funds have attracted an increasing share of household savings.

We compete with many other financial institutions, some of which are larger and have greater resources available than those of the Company, which enables them to maintain numerous locations and mount extensive promotional and advertising campaigns. Due to their size, some of these competitors may offer a broader range of products and services as well as better pricing for those products and services than we offer. In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Because larger competitors have certain advantages in attracting business from larger corporations, we generally concentrate our efforts on attracting and servicing the business of individuals and small and medium-size businesses. We generally compete on the basis of local relationships, responsive service, the convenience of our service channels (branches, contact center, mobile and online banking), broad suite of our products and services and competitive pricing.

The following table summarizes the Bank’s deposit market share information in our market areas, as of June 30, 2013, the most recent date for which data is available from the FDIC.

County	Ranking among all institutions	Total institutions	Market share among all institutions	Ranking among South Carolina headquartered institutions	Total South Carolina headquartered institutions	Market share among South Carolina headquartered institutions
Abbeville	5	6	11.2%	4	4	17.2%
Anderson	11	20	4.5	6	11	10.0
Cherokee	5	7	11.1	2	2	29.6
Greenville	10	32	3.6	5	19	10.4
Greenwood	4	8	11.8	2	3	24.4
Laurens	1	9	34.6	1	4	58.2
Oconee	11	12	1.7	6	6	2.4
Pickens	12	13	1.1	6	6	2.5
Spartanburg	10	19	3.9	5	9	10.6
Total	7	43	4.8	2	28	11.8

According to FDIC data, as of June 30, 2013, the Bank’s market share in South Carolina ranks 9th out of 93 institutions and 3rd out of 71 South Carolina headquartered institutions.

Teammates

At December 31, 2013, we had 301.5 full-time equivalent employees (which we refer to as “teammates”), none of whom were subject to collective bargaining agreements, compared with 322.5 full-time equivalent teammates at December 31, 2012. Based on the current and expected future size and scope of business activities of the Company, we are currently focused on the proper alignment of teammate roles and responsibilities. We consider our teammate relations to be good.

Lending Activities

There are inherent risks associated with our lending activities. Prudent risk taking requires sound policies intended to manage the risk within the loan portfolio and control processes intended to ensure compliance with those policies. We review our lending policies and procedures and credit administration function on a regular basis. Current policies and procedures include centralized controls over construction draws, appropriate lending limit approval authorities, general prohibition of out-of-market loans to borrowers for which we do not have a previously existing relationship, employment of personnel with expertise in credit administration and special assets management and internal and external training in areas of underwriting and financial statement analysis.

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

We follow established guidelines with regard to the scoring and approval of loans. Our loan approval process is multilayered and incorporates a computer-based scoring analysis for all consumer loans (with required approvals for policy or rate exceptions) and all commercial loans of $500 thousand or less when the total credit exposure is less than $750 thousand. All commercial loans with total credit exposure greater than or equal to $750 thousand are reviewed and approved by individuals within the approval hierarchy and by our Officer’s Credit Committee, if greater than $5 million.

We perform, internally and through the use of an independent third party that reports to the Credit Committee of the Board of Directors, independent loan reviews to validate our loan risk ratings on a periodic basis. Although all of the loans within our loan portfolio are subject to review, commercial real estate loans are given more weight in the loan review selection process as a result of their risk characteristics and concentration of such loans within our loan portfolio. In addition, loans in newer lines of business or those originated though new loan officers are also subject to review to ensure compliance with our credit policies and procedures. Loan review reports are submitted to the Officer’s Credit Committee and the Credit Committee of the Board of Directors, and the third-party loan review firm meets independently with the Credit Committee of the Board of Directors. The loan review process complements and reinforces our risk identification and assessment decisions.

Compliance with our underwriting policies and procedures is monitored through a loan approval, documentation and exception reporting review process. Our underwriting monitoring procedures include detailed loan reviews, written workout plans for problem loans, monitoring of borrower and industry sectors, hiring and reassignment of personnel with expertise in credit administration and special assets management and active marketing and reduction of problem assets. We also maintain robust internal loan reporting and reporting to the Board of Directors.

Commercial Real Estate.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are primarily underwritten based on the cash flow of the borrower or property with the sale of the underlying collateral as a secondary repayment source. We monitor and evaluate commercial real estate loans based on collateral type. In addition, we analyze commercial real estate loans based on whether or not the loan is secured by owner-occupied or nonowner-occupied real estate collateral is.

When originating or renewing commercial real estate loans, we follow loan-to-value policies that are consistent with regulatory guidelines. Exceptions to these policies, other than as part of pre-established products or programs with pre-approved exception guidelines, must be approved in writing by the appropriate level of management and the Officers’ Credit Committee. Exceptions resulting in loan-to-value ratios of 90% or greater require appropriate credit enhancements such as additional collateral or mortgage insurance. In general, our loan-to-value limits for new or renewed commercial real estate loans are as follows:

Raw land	65%
Land development	75
Construction - commercial, multifamily and other nonresidential	80
Construction - single-family residential	85
Improved property	85
Owner-occupied, single-family residential and home equity	90

We make commercial real estate loans to businesses within varying industry sectors. Interest rates charged on these real estate loans are determined by market conditions existing at the time of the loan commitment and the overall relationship profitability as estimated through a third-party relationship pricing model. Generally, loans have adjustable rates although the rate may be fixed, generally for three to five years, for the term of the loan depending on market conditions, collateral and our relationship with the client. Amortization of commercial and installment real estate loans varies but typically does not exceed 20 years. Normally, we have collateral securing real estate loans appraised by independent third-party appraisers prior to originating the loan.

We originate loans to developers and builders that are secured by nonowner-occupied properties. Such loans are typically approved based on predetermined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and/or financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and values associated with the completed projects and often involve the disbursement of funds with repayment dependent on the success of the underlying project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. We monitor these loans by conducting onsite inspections and provide centralized oversight and disbursement of construction draws. In addition, we review advance requests before funds are advanced to clients. We believe that these loans have higher risks than other real estate loans because repayment is sensitive to interest-rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. We incurred a higher level of charge-offs on these types of loans over the past few years primarily as a result of the Great Recession.

Single-Family Residential. Underwriting standards for single-family residential real estate loans are heavily regulated by statutory requirements, which include, but are not limited to, maximum loan-to-value percentages.

We make both fixed-rate and adjustable-rate single-family mortgage loans with terms generally ranging from 10 to 30 years through our Mortgage line of business. We may offer loans that have interest rates that adjust annually or adjust annually after being fixed for a period of several years in accordance with a designated index. Adjustable-rate mortgage loans may be originated with a limit on any annual changes in the interest rate further limited by the amount by which the interest rate can change over the life of the loan.

A large percentage of our originated single-family mortgage loans are underwritten pursuant to guidelines that permit the sale of these loans to government or private agencies in the secondary market. We participate in secondary market activities by selling whole loans and participations in loans primarily to the Federal Home Loan Mortgage Corporation while retaining the servicing of the underlying loans. This practice enables us to satisfy demand for these loans in our local communities, meet our asset and liability management objectives and develop a source of fee income through the servicing of these loans. We may sell fixed-rate and adjustable-rate loans. In certain loan sales, we provide recourse whereby we are required to repurchase loans on the occurrence of certain specific events such as noncompliance with underwriting requirements. During 2013, 2012 and 2011, our repurchased mortgage loans have not been material to our business, financial condition, results of operations and cash flows.

To protect against declines in collateral value, when we originate and underwrite single-family mortgage loans exceeding 80% of collateral value that are to be retained in our residential mortgage portfolio, we generally require private mortgage insurance that protects us against losses of at least 20% of the mortgage loan amount.

Second mortgages on single-family residential loans (often referred to as home equity loans and home equity lines of credit) are generally underwritten using an automated credit scoring model that assesses the applicant’s credit history, income levels, debt-to-income ratio, collateral values and other policy issues when evaluating whether or not to extend credit. The loans are generally subject to greater credit risk than first mortgages on single-family residential properties because of their subordinated nature. The loan-to-value ratios of home equity loans and lines of credit are calculated at inception of the credit using appraisals obtained in compliance with our standard appraisal policies and take into account the first mortgage loan balance.  Updates to the appraised value and recalculation of the loan-to-value ratio are generally performed at maturity and in conjunction with any modification or request for subordination in relation to a refinancing of the first mortgage. In addition, we periodically update the credit scores of existing home equity borrowers to identify potential deterioration in the borrowers’ repayment ability. Our update performed in 2013 did not indicate any substantial deterioration in home equity borrower credit scores.

Commercial and Industrial.  Commercial and industrial loans are underwritten after evaluating and understanding the client’s ability to operate profitably while prudently expanding the client’s business. Underwriting standards are designed to promote relationship banking rather than transactional banking. If we believe that the client possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the likelihood that the client will repay its obligations as agreed. Commercial and industrial loans are primarily made based on the projected cash flows of the client and secondarily on the underlying collateral provided by the client. The actual cash flows of clients, however, may not be as expected, and the collateral securing loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. However, we make some short-term loans on an unsecured basis. In the case of loans secured by accounts receivable or inventory, the availability of funds for the repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Our procedures for monitoring loans secured by commercial and industrial collateral include centralized monitoring of most all accounts receivable and inventory lines. Generally, as each loan matures and is considered for renewal, we place a defined monitoring schedule in the approval package for most commercial and industrial loans with accounts receivable and inventory collateral and track it centrally for adherence to our policy. Results are reported to the Officers’ Credit Committee on a quarterly basis.

Our commercial and industrial loans are generally made with terms that do not exceed five years. Such loans may have fixed or variable interest rates with variable rates changing at frequencies ranging from one day to one year based on the prime lending rate. We also offer a Libor-based pricing option on commercial and industrial loans although the aggregate amount of Libor-based loans was not significant at December 31, 2013.

Consumer. Our loan scoring and approval policies and procedures, as outlined previously, coupled with relatively small loan amounts and a shorter life relative to commercial loans that are spread across many individual borrowers minimize risk within the consumer sectors of our loan portfolio.

Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. Set forth below is a summary of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Those statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The U.S. Congress, U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking regulators, including the FDIC and the SEC, have taken broad actions since 2008 to address volatility and risk in the U.S. banking system. These actions include:

●	Homeowner relief that encourages loan restructuring and modification,
●	The establishment of significant liquidity, capital and credit facilities for financial institutions and banks,
●	The lowering of the federal funds rate,
●	Actions against short-term selling practices,
●	A temporary guarantee program for money market funds,
●	The establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers and
●	Coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Board of Governors of the Federal Reserve to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Bureau of Consumer Financial Protection (the “CFPB”) capping interchange fees that banks charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase our compliance costs over time and could have unforeseen consequences as the new legislation is implemented.

Executive Compensation and Corporate Governance Requirements

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate nonbinding “say-on-pay” vote in their proxy statement by which shareholders may vote on the compensation of the Company’s named executive officers. In addition, if such companies are involved in a merger, acquisition or consolidation or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the Dodd-Frank Act may impact our corporate governance. For instance, the Dodd-Frank Act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material noncompliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the Dodd-Frank Act require the adoption of additional rules to implement the changes. In addition, the Dodd-Frank Act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank, is regulated under the Bank Holding Company Act of 1956 (“BHCA”) and is subject to inspection, examination and supervision by the Federal Reserve. Because we are a public company, we are also under the jurisdiction of the SEC and subject to their disclosure and regulatory requirements including the Securities Exchange Act of 1934.

The Bank is a FDIC-insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the Supervisory Authorities. The Bank is subject to various statutes, rules and regulations that govern the insurance of deposits, minimum capital levels, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The Company must file reports with the Federal Reserve and the SEC, and the Bank must file reports with the FDIC and State Board, regarding our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve, the State Board, and/or the FDIC conduct periodic examinations to test the applicable entity’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which we can engage and is intended primarily for the protection of the federal deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies including policies with respect to the classification of assets, the establishment of adequate loan loss reserves and minimum capital levels for regulatory purposes

Holding Company Activities

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

The BHCA also regulates acquisitions of commercial banks and prohibits us from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits us from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless that business is determined by the Federal Reserve to be closely related to banking or managing or controlling banks. Further, under South Carolina law, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, to acquire all or substantially all of the assets of a bank or any other bank holding company or to merge or consolidate with any other bank holding company.

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

As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we must file with the State Board periodic reports with respect to our financial condition, results of operations, management and relationships between the Company and the Bank. Additionally, we must obtain approval from the State Board prior to engaging in acquisitions of banking or nonbanking institutions or assets.

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

Our ability to pay dividends is also dependent upon the ability of the Bank to pay dividends, which is subject to regulatory restrictions. In general, a South Carolina state bank may not pay dividends from its capital, and all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Subject to any regulatory restrictions, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining prior approval from the State Board provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As described in Item 1A. Risk Factors, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities.

For additional disclosures related to our common stock dividends, see Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements and Supplementary Data, Note 14, Shareholders’ Equity and Note 22, Regulatory Capital Requirements and Dividend Restrictions.

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision (the “BCBS”), an international forum for cooperation on banking supervisory matters, announced the Basel III capital standards which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as Basel II and Basel 2.5. On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC requested comment on these proposed rules that, when taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the Basel III capital framework.

On July 7, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework, and, on July 9, 2013, the OCC also adopted a final rule, and the FDIC adopted the same provisions in the form of an interim final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches banking organizations.” Advanced approaches banking organizations are those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures or that have opted into the Basel II capital regime. The requirements in the rule begin to phase in on January 1, 2014 for advanced approaches banking organizations and will begin to phase in on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	A new common equity Tier 1 risk-based capital ratio of 4.5%
●	A Tier 1 risk-based capital ration of 6% (increased from the current 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from current requirements),
●	A leverage ration of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 (“CET1”) capital and Additional Tier 1 capital. The new and highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital such as noncumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in CET1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity and applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from CET1 capital will be required for:

●	Goodwill (net of associated deferred tax liabilities),
●	Intangible assets such as nonmortgage-servicing assets and purchased credit card relationships (net of associated deferred tax liabilities),
●	Deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities),
●	Any gain on sale in connection with a securitization exposure,
●	Any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association),
●	The aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries and
●	Identified losses.

Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets:

●	Deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities),
●	Mortgage-servicing assets (net of associated deferred tax liabilities) and
●	Investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities).

The amount in each category that exceeds 10% of CET1 capital must be deducted from CET1 capital. The remaining nondeducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of CET1 capital must be deducted from CET1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income is presumptively included in CET1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of accumulated other comprehensive income. The final rule also has the effect of increasing capital requirements by increasing the risk-weights on certain assets including high volatility commercial real estate, mortgage-servicing rights not includable in CET1 capital, equity exposures and claims on securities firms that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. At this point we cannot determine the ultimate impact that the rule will have upon our business, financial condition, results of operations and cash flows.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Except as noted below, proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian, through a deferred compensation or pension plan, as trustee or fiduciary on behalf of customers, in order to satisfy a debt previously contracted or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold an ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly-owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance (“BOLI”)), public welfare investment funds and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation, as issued on December 10, 2013, treated collateralized debt obligations (“CDOs”) backed by trust preferred securities as covered funds and, accordingly, subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted CDOs issued before May 19, 2010 that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013 from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust preferred securities issued by an insurance company.

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

The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet agreements. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital, as defined below, and total capital to risk-weighted assets (including certain off-balance sheet agreements such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet agreements are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of the following three tiers depending on type:

●	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities less goodwill, nonqualifying deferred tax assets, most intangible assets and certain other assets.

●

Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for loan losses, subject to limitations.

●	Market-Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The Company, like other bank holding companies, is currently required to maintain Tier 1 capital and total capital (the sum of Tier 1, Tier 2, and Tier 3 capital) equal to at least 4% and 8%, respectively, of our total risk-weighted assets (including various off-balance sheet agreements such as letters of credit). At least half of the total capital is required to be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet agreements, are multiplied by a risk-weight based on the risk inherent in the type of asset. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6% and 10% on a risk-weighted basis, respectively.

Bank holding companies and banks subject to the market-risk capital guidelines are required to incorporate market and interest-rate risk components into their risk-based capital standards. The Company and the Bank are not subject to the market-risk capital guidelines.

In addition to the risk-based capital guidelines, bank holding companies and banks are also required to comply with minimum leverage ratio requirements. For bank holding companies that have the highest regulatory examination ratios and are not contemplating significant growth or expansion, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes) of at least 3%. All other bank holding companies are required to maintain a Tier 1 (leverage) capital ratio of at least 4% unless an appropriate regulatory authority specifies a different minimum. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. The FDIC also requires state-chartered, nonmember banks, such as the Bank, to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, the Bank is generally required to maintain a minimum Tier 1 (leverage) capital ratio of not less than 4%. The Bank also remains subject to an additional minimum leverage capital threshold as outlined by its Supervisory Authorities.

As previously disclosed in Basel Capital Standards, Basel III, when fully phased in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III capital framework and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule, and the FDIC adopted the same provisions in the form of an interim final rule.

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that federal banking agencies take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized. A depository institution’s capital tier depends on how its capital levels compare with various relevant capital measures and certain other factors as established by regulation. The relevant capital measures are the total capital ratio, Tier 1 capital ratio, and Tier 1 (leverage) capital ratio.

Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

●	Well-capitalized if the institution has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 (leverage) capital ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure,

●

Adequately-capitalized if the institution has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, a Tier 1 (leverage) capital ratio of 4% or greater and is not categorized as well-capitalized,

●	Undercapitalized if the institution has a total capital ratio that is less than 8%, a Tier 1 capital ratio of less than 4% or a Tier 1 (leverage) capital ratio of less than 4%,

●	Significantly-undercapitalized if the institution has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Tier 1 (leverage) capital ratio of less than 3% or
●	Critically-undercapitalized if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets.

However, beginning in January 2015, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, as previously disclosed in Basel Capital Standards.

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

At December 31, 2013, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds as well as the minimum capital ratios established by the Supervisory Authorities.

FDICIA

FDICIA and regulations implementing the FDICIA require, among other things, that management report on the institution's responsibility for preparing financial statements, establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. The regulations also require that independent registered public accounting firms attest to, and report separately on, assertions in management's reports regarding compliance with such laws and regulations using FDIC-approved audit procedures. These regulations apply to financial institutions with assets greater than $1 billion at the beginning of their fiscal year. Accordingly, the Bank is subject to these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established new requirements for audit committees including independence, expertise and responsibilities and established new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements. It also established new standards for auditors and regulation of audits, increased disclosure and reporting obligations for reporting companies and their directors and executive officers and established new and increased civil and criminal penalties for violation of the federal securities laws.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250 thousand per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the DIF.  FDIC-insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Anti-Tying Restrictions

Under amendments to the BHCA and Federal Reserve Board regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these on the condition that:

●	the customer obtain or provide some additional credit, property or services from or to the bank, the bank holding company or its subsidiaries or
●	the customer not obtain some other credit, property or services from a competitor except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

Certain arrangements are permissible, however. For example, a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. In addition, certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the lending needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the lending needs of its market areas by, among other things, providing loans to low- and moderate-income individuals and communities. In its most recent CRA examination, the Bank received a “satisfactory” rating.

Transactions with Affiliates and Insiders

Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, investments in or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low-quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, an institution’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Effective as of July 21, 2011, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Branching

Under South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state in which the de novo branch is to be opened would permit a bank chartered by that state to open a de novo branch.

Financial Privacy

In accordance with the Gramm-Leach-Bliley Act, the Company is limited in its ability to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

In addition, pursuant to the Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Company is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Company has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act of 1978, as amended by the FACT Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt-out of the making of such solicitations.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws and regulations applicable to credit transactions including:

●	The Dodd-Frank Act that created the CFPB within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions,
●

The federal Truth-In-Lending Act and Regulation Z governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending as mandated by the Dodd-Frank Act,

●

The Home Mortgage Disclosure Act of 1975 and Regulation C requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves,

●	The Equal Credit Opportunity Act and Regulation B prohibiting discrimination on the basis of race, color, religion or other prohibited factors in extending credit,
●

The Fair Credit Reporting Act of 1978, as amended by the FACT Act and Regulation V, as well as the rules and regulations of the FDIC, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures,

●	The Fair Debt Collection Practices Act and Regulation F governing the manner in which consumer debts may be collected by collection agencies and
●	The Real Estate Settlement Procedures Act and Regulation X governing aspects of the settlement process for residential mortgage loans.

The deposit operations of the Bank are also subject to federal laws including:

●

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records,

●

The Electronic Funds Transfer Act and Regulation E governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services and

●	The Truth-in-Savings Act and Regulation DD requiring depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

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

USA PATRIOT Act

The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening, (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, (iii) requiring reports be filed by nonfinancial trades and businesses with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000, (iv) requiring the filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations, and (v) requiring enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Clients generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank's policy not to disclose any personal information unless required by law.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by collateral as determined by the FHLB.

Available Information

Under the Securities Exchange Act of 1934, we are required to electronically file annual, quarterly and current reports, proxy statements and other information with the SEC. Documents we file with the SEC may be accessed, read and copied at the SEC’s Public Reference Room at 100 E. St. N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as select other documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, www.palmettobank.com, through the Investor Relations link. Other documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, in addition to the documents noted above, are accessible at no cost on the SEC’s website (www.sec.gov). In addition, through the Investor Relations link, we make available our Code of Ethics as well as other information pertinent to corporate governance. We will provide a printed copy of any of the aforementioned documents to any requesting shareholder. Such requests should be directed to 306 East North Street, Greenville, South Carolina 29601, Attention: Chief Financial Officer.

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

The Supervisory Authorities notified us that the Consent Order the Bank had been operating under since June 2010 was terminated effective January 30, 2013. Although the Consent Order has been terminated, certain regulatory requirements and restrictions remain including requirements to continue to improve credit quality and earnings, a restriction prohibiting dividend payments by the Bank to the Company without prior approval from the Supervisory Authorities and the maintenance of a specified leverage capital ratio at the Bank.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is impacted by a number of factors, including:

●	The duration of the credit,
●	Credit risks of a particular client,
●	The quality of the underwriting,
●	Changes in economic and industry conditions and
●	In the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

●	Evaluations of the collectability of loans in our portfolio including consideration of factors such as the balance of impaired loans and the quality, mix and size of our overall loan portfolio,
●	Economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay,
●	The amount and quality of collateral securing the loans,
●	Our historical loan loss experience and
●	Borrower and collateral specific considerations for loans individually evaluated for impairment.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes subsequent to the determination of the allowance for loan losses. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses, and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income (or increase in our net loss) and possibly our capital.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our loan portfolio. Our actual loan losses could exceed our allowance for loan losses, and, therefore, our historic allowance for loan losses may not be adequate. As of December 31, 2013, 59.3% of our gross loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and that a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control including, among other things, changes in market conditions impacting the value of loan collateral and problems impacting borrowers’ credit.

If our allowance for loan losses is determined to be inadequate, we will be required to make additional provision for loan losses, which could further adversely impact our results of operations. No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

At December 31, 2013, 83.2% our gross loan portfolio was secured by real estate. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate market was substantially impacted by the Great Recession and its aftermath, which has led to reduced real estate values for residential and commercial properties, increased levels of inventories of unsold homes and resulted in higher foreclosure rates. As a result, property values for this type of collateral declined substantially and, although stabilizing, market appraisal assumptions remain depressed. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and often on the sale of the property or permanent financing. Slow housing conditions have impacted some of these borrowers’ ability to sell the completed projects in a timely manner, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment in the value of the real estate collateral and our ability to sell the collateral upon foreclosure. As a result, during 2009 through 2013, we incurred substantially higher charge-offs than we have historically experienced, and we maintained our allowance for loan losses during these periods at levels higher than historically maintained to address the probable credit losses inherent within our loan portfolio. Potential further deterioration in the South Carolina real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to additional provisions for loan losses, which could also adversely impact our business, financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate and continued depressed commercial real estate conditions could adversely impact our business, financial condition and results of operations.

At December 31, 2013, 59.3% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Loans secured by commercial real estate are also generally more risky than loans secured by residential real estate or consumer loans because the collateral securing commercial real estate loans typically cannot be sold as easily as residential real estate. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the severity of the most recent recession and lack of a more typical recovery, these loans represent higher risk, could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition and results of operations.

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely impact our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our primary markets in South Carolina. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performance deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we face the following risks:

●	Economic conditions that negatively impact housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate,
●

Market developments that impact consumer confidence may cause adverse changes in payment patterns by our clients, causing increases in delinquencies and default rates on loans and other credit facilities,

●

The processes that we use to estimate our allowance for loan losses may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation,

●	The value of our securities portfolio may decline and
●	Increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen causing us to experience continuing or increased adverse impacts on our business, financial condition, results of operations and the price of our common stock.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle-market clients. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important client sector, our financial condition, results of operations and the value of our common stock may be adversely impacted. Moreover, a portion of these loans have been made by us in recent years, and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The severity of the economic downturn and lack of a typical recovery could reduce our client base, level of deposits and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. The Great Recession and its aftermath has negatively impacted the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not continue to improve, our business may be negatively impacted. A continuation of the generally depressed economic conditions or entering a prolonged recession would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest and fees on loans represented 90.1% and 88.3% of our interest income for the years ended December 31, 2013 and 2012, respectively. If economic conditions deteriorate or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that secures our loans may be adversely impacted by negative economic conditions. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Continued unfavorable economic conditions could, therefore, have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

An inability to raise funds through deposits, retail repurchase agreements, borrowings, the sale of securities or loans, issuance of additional equity or debt securities and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as recent disruptions in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of contracting net interest margins, increased regulatory restrictions and costs and the lack of a robust economic recovery.

Historically, we have relied on deposits, retail repurchase agreements, FHLB advances, funding from correspondent banks and other borrowings to fund our operations. As a result of negative financial performance indicators in 2009 through the second quarter 2012, some of the Bank’s various sources of liquidity were restricted. However, as our financial performance has improved since the second half of 2012, our sources of available borrowings have increased.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financial condition of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

We currently do not utilize brokered deposits as a funding source. However, this channel is available to us if we were to decide to pursue such funding. Brokered deposits generally represent time deposit accounts placed with a bank from sources outside its local market. These funds are often raised at a cost in excess of the cost of funds generated through a bank’s organic channels and do not represent true client relationships. Our ability to access the brokered deposit market without prior approval from the FDIC is contingent on maintaining a well-capitalized status under regulatory capital rules. Our ability to access the brokered deposit market can also be impacted by an FDIC order or other regulatory restrictions as a result of the Bank’s ongoing examination process.

There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. Specifically, we may seek additional equity and/or debt in the future to achieve our business objectives. There can be no assurance that additional capital and/or borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the Great Recession and its aftermath as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or are not available on reasonable terms, our business, financial condition, results of operations, cash flows and future prospects could be materially adversely impacted.

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

Although we cannot predict what the insurance assessment rates will be in the future, deterioration in our risk category could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We are subject to interest rate risk because:

●	Assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, net income will initially decline),
●

Assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce interest rates paid on deposit accounts by an amount that is less than the general decline in market interest rates),

●	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may impact new or repricing loan yields and funding costs differently) and/or
●

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the investment securities available for sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income).

Interest rates may also have a direct or indirect impact on loan demand, credit losses, mortgage origination volumes, the mortgage-servicing rights portfolio, gain on the sale of SBA loans, the value of our defined benefit pension plan (the “Pension Plan”) assets and liabilities, BOLI income and other financial instruments directly or indirectly impacting net income.

We may be unable to anticipate changes in market interest rates, which are impacted by many factors beyond our control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy and other changes that impact financial markets both domestic and foreign. Our net interest income is impacted not only by the level and direction of interest rates but also by the shape of the yield curve and relationships between interest-sensitive instruments and key driver rates as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In the event rates increase, our costs on interest-bearing liabilities may increase more rapidly than our income on interest-earning assets resulting in a deterioration of our net interest margin. As such, any substantial, unexpected, prolonged change in market interest rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage-banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. In addition, legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. We compete with these institutions both in attracting deposits and in making loans. In addition, to grow our business we generally have to attract our client base from other existing financial institutions and from new residents in the Upstate. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. Some competitors have more aggressive marketing campaigns, better brand recognition and are able to offer more services, more favorable pricing or greater client convenience than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential clients. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

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

We depend on a limited number of key management personnel. The loss of key personnel could have a material adverse impact on our operations because other personnel may not have the experience and expertise to readily replace these individuals. As a result, our Board of Directors may have to search outside of the Bank for qualified, permanent replacements. This search may be prolonged, and we cannot provide assurance that we would be able to locate and hire qualified replacements.

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

The Dodd-Frank Act may have a material adverse impact on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes. The key impacts of the Dodd-Frank Act on our business include:

●	Changes to regulatory capital requirements,
●	Exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital,
●

Creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and nonbank providers of consumer financial products),

●	Potential limitations on federal preemption,
●	Changes to deposit insurance assessments,
●	Regulation of debit interchange fees we earn,
●	Changes in retail banking regulations including potential limitations on certain fees we may charge and
●	Changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented. Some, but not all, resulting regulations have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended impacts, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely impact our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our business, financial condition and results of operations. While we cannot predict what impact any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework, and, on July 9, 2013, the OCC also adopted a final rule, and the FDIC adopted the same provisions in the form of an interim final rule. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

The final rules increase capital requirements and generally include two new capital measurements that will impact us, a risk-based CET1 ratio and a capital conservation buffer. CET1 capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2 as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage-servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. Additionally, any gains on sales of mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, our minimum capital requirements will be:

●	A CET1 ratio of 4.5%,
●	A Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and
●	A total capital ratio of 8% (the current requirement).

Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years ultimately requiring 2.5% on top of the CET1, Tier 1 and total capital requirements resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5% and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk-weights for certain assets. As a result, we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%. There are also new risk-weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable. Currently, there are no capital requirements for these off-balance sheet commitments. All changes to the risk-weights take effect fully in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk-weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying our business strategy and could limit our ability to make distributions including paying dividends or buying back shares of our stock.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the BCBS has finalized a new liquidity coverage ratio that requires a banking organization to hold sufficient “high-quality, liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is also under consideration. The U.S. banking regulators have indicated that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely impact our financial condition, results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions to, among other duties, institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. Additionally, they increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average interest rate charged or the points and fees charged on loans that we do originate.

We are subject to federal and state fair lending laws and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, any of which could negatively impact our reputation, business, financial condition and/or results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and, therefore, we may be required to borrow funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and would adversely impact the holding company's prospects, financial condition, results of operations and cash flows.

The downgrade of the U.S. credit rating could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, coupled with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely impact the U.S. and global financial markets and economic conditions. The U.S. government has adopted legislation to suspend the debt limit numerous times since January 2013. Currently, the debt ceiling is suspended without conditions through March 15, 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse impact on our business, financial condition and results of operations.

If we grow in the future or incur additional credit losses, we may need to raise additional capital, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. If we grow in the future or incur additional credit losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend, in part, on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital on acceptable terms when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, existing shareholder interests could be diluted.

We will face risks with respect to expansion through acquisitions, mergers or other business expansion.

From time to time, we may seek to acquire other financial institutions or a portion of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including, but not limited to:

●	The potential inaccuracy of the estimates and judgments used to evaluate credit, operational, management and market risks with respect to a target institution,
●

The time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices, the time lag between these activities and the generation of sufficient assets and deposits to support the costs of the expansion,

●	The recording and possible impairment of goodwill associated with an acquisition and possible adverse impacts on our results of operations and
●	The risk of loss of key teammates and clients.

We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful, and, following any future merger or acquisition after giving it effect, we may not achieve the expected benefits of the acquisition within the desired time frame, if at all.

We may seek opportunities in the future to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted acquisitions present the risks of general acquisitions as well as some risks specific to these transactions. Although these FDIC-assisted transactions often provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks faced when acquiring another bank in a negotiated transaction without FDIC assistance. Such risks could include, among others:

●	Risks associated with pricing such transactions,
●	Risks associated with potential loss of deposits and client relationships and/or
●	Risks of failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.

In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time. For example, we may be required to service acquired problem loans, incur costs related to integration of personnel and operating systems, establish processes to service acquired assets or raise additional capital, any of which may be dilutive to our existing shareholders. If we decide to participate in FDIC-assisted acquisitions and are unable to manage these risks, then such acquisitions could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our underwriting decisions may materially and adversely impact our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances, we have made loans with loan-to-value ratios which exceed either our internal underwriting guidelines, supervisory guidelines or both. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines or both could increase the risk of delinquencies and defaults in our portfolio as well as credit losses.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information or otherwise disrupt our or our clients' or other third parties' business operations. Further, third parties with whom we or our clients do business or that facilitate our or our clients’ business activities including financial intermediaries or vendors that provide services or security solutions for our operations and other third parties, including the South Carolina Department of Revenue which had records exposed in a 2012 security breach, could also be sources of operational and information security risk to us including from breakdowns or failures of their own systems or capacity constraints.

We have disaster recovery plans and other policies and procedures designed to prevent or limit the impact of the failure, interruption or security breach of our information systems, but there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services, could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could have a material adverse impact on our financial condition or results of operations.

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

If our deferred tax asset is impaired in the future, our earnings and capital position may be adversely impacted.

Deferred income tax represents the tax impact of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors used in this assessment include our ability to carryback or carryforward net operating losses, the performance of the business including its ability to generate taxable income from a variety of sources and the impact of tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses that also are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because the future occurrence of events and circumstances cannot be predicted with certainty. The net operating losses and realized built-in losses generated in 2010, 2011 and 2012 may be carried forward for income tax purposes up to 20 years. Thus, to the extent we generate sufficient taxable income in the future, we may be able to utilize the net operating losses and realized built-in losses for income tax purposes. The determination of how much of the net operating losses and realized built-in losses we expect to ultimately utilize, and the resulting recognition of these tax benefits in the Consolidated Balance Sheets, is based on sustained trends in our profitability and the projected utilization of deferred tax assets.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely impact the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse impact on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.

Our ability to pay dividends on our common stock is restricted.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks when necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could impact the ability of the Company to pay dividends or otherwise engage in capital distributions.

Since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the State Board or the Commissioner of Banking, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the State Board.

Given restrictions imposed by the Supervisory Authorities, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities. In addition, under Federal Reserve regulations, a dividend cannot be paid by the Bank if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice.

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely impact the market price of our common stock.

We are currently authorized to issue up to 75,000,000 shares of common stock, of which 12,792,509 shares were outstanding as of February 21, 2014, and up to 2,500,000 shares of preferred stock, none of which were outstanding as of February 21, 2014. We may need to incur additional debt or equity financing in the future to strengthen our capital position or to make strategic acquisitions or investments. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose including issuance of equity-based incentives under or outside of our equity compensation plans, subject to applicable NASDAQ Capital Market (“NASDAQ”) rules. Additionally, we are not restricted from issuing additional common stock or preferred stock including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to:

●	Actual or anticipated variations in earnings,
●	Initiation of coverage by analysts and their resulting recommendations or projections,
●	Our announcement of developments related to our businesses,
●	Operations and stock performance of other companies deemed to be peers,
●	New technology used or services offered by traditional and nontraditional competitors,
●	News reports of trends, concerns or irrational exuberance on the part of investors and/or
●	Other issues related to the financial services industry.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely impact the price of our common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for our investors to sell their common stock when they desire and at prices they find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities. We could, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from normal business.

Future sales of our stock by our shareholders, or the perception that those sales could occur, may cause our stock price to decline.

Although our common stock is listed for trading on the NASDAQ, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The relatively low trading volume of our common stock, significant sales of our common stock in the public market or the perception that those sales may occur could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

The price of our common stock may fluctuate significantly, and this may make it difficult for shareholders to resell our common stock at times or at prices they find attractive.

Although our common stock is listed on the NASDAQ, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control. These factors include:

●	Variations in our operating results or the quality of our assets,
●	Operating results that vary from the expectations of management, securities analysts and investors,
●	Increase in loan losses, nonperforming loans and foreclosed real estate,
●	Changes in expectations as to our future financial performance,
●	Announcements of new products, strategic developments, acquisitions and other material events by us or our competitors,
●	The operating and securities price performance of other companies that investors believe are comparable to us,
●	Our common stock listed on the small-cap Russell 2000® Index and the possibility that our common stock is removed from the Index,
●	Actual or anticipated sales of our equity or equity-related securities,
●	Our past and future dividend practice,
●	Our creditworthiness,
●	Interest rates,
●	The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing,
●	Developments with respect to financial institutions generally and
●	Economic, financial, geopolitical, regulatory, congressional or judicial events that impact us or the financial markets.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies and particularly those in the financial services and banking sector including for reasons unrelated to their operating performance. These broad market fluctuations may adversely impact our stock price, notwithstanding our operating results.

Because our stock is thinly traded, it may be more difficult for shareholders to sell their shares or buy additional shares when they desire to do so, and the price may be volatile.

Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is lower than that of other larger financial services companies. The prices of thinly traded stocks, such as ours, are typically more volatile than stocks traded in a large, active public market and can be more easily impacted by sales or purchases of large blocks of stock. Thinly traded stocks are also less liquid, and, because of the low volume of trades, investors in our common stock may not be able to resell their shares at or above the purchase price paid by them or may not be able to sell them at all.

Our common stock is controlled by one or more shareholders whose interests may conflict with those of our other shareholders.

CapGen Financial Partners (“CapGen”) and its affiliates and Patriot Financial Partners (“Patriot”) and its affiliates own approximately 44.8% and 19.2%, respectively, of our outstanding shares of common stock as of February 21, 2014. As a result, CapGen and Patriot are able, individually and collectively, to exercise significant influence on our business as shareholders including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that CapGen and Patriot may have interests that are different from, or in addition to, the interests of our other shareholders.

A holder with as little as a 5% interest in our Company could, under certain circumstances, be subject to regulation as a “bank holding company” and possibly other restrictions.

Any entity (including a “group” composed of natural persons) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a bank holding company in accordance with the BHCA. In addition any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain 5% or more of our outstanding common stock and any person other than a bank holding company may be required to obtain regulatory approval under the Change in Bank Control Act of 1978 to acquire or retain 10% or more of our outstanding common stock.

Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status such as a material investment in a company unrelated to banking. Further, subject to an FDIC policy statement published in August 2009, under certain circumstances, holders of 5% or more of our securities could be required to be subject to certain restrictions such as an inability to sell or trade their securities for a period of three years, among other restrictions, in order for us to participate in an FDIC-assisted transaction of a failed bank.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On an ongoing basis, we evaluate the suitability and adequacy of all of our properties and have active programs of relocating, remodeling, consolidating or closing properties, as necessary, to maintain efficient and attractive facilities. We believe that all of our properties are suitable and adequate for their intended purposes.

Our principal executive offices consist of approximately 50,000 square feet of leased space at 306 East North Street, Greenville, South Carolina. We own an approximately 50,000 square feet operations center in Laurens, South Carolina where a substantial portion of our back-office operations are conducted. The Bank is primarily engaged in the business of commercial and retail banking through our 25 branches in the Upstate, of which five are leased and 20 are owned.

ITEM 3. LEGAL PROCEEDINGS

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The following table summarizes the traded prices of our common stock and dividend information for the periods indicated as reported by the NASDAQ.

	High	Low	Cash dividend
2013
First quarter	$11.80	$8.10	$-
Second quarter	15.95	11.74	-
Third quarter	13.85	11.43	-
Fourth quarter	13.71	11.63	-

2012
First quarter	$5.85	$4.80	$-
Second quarter	8.50	4.94	-
Third quarter	8.57	6.50	-
Fourth quarter	9.18	7.80	-

As of February 21, 2014, there were 12,792,509 shares of our common stock outstanding held in approximately 1,207 open accounts.

Dividends

The Board of Directors has not declared or paid a quarterly dividend since the first quarter 2009. For disclosure regarding supervision and regulations regarding dividends, see Part I, Item 1. Business.

Equity-Based Compensation Plan Information

The following table summarizes information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity-based compensation plans approved by shareholders
1997 Stock Compensation Plan	6,450	$103.89	-
2008 Restricted Stock Plan	-	-	116
2011 Stock Incentive Plan	372,001	10.50	210,742
Equity-based compensation plans not approved by shareholders	-	-	-

Total equity-based compensation plans	378,451	$12.09	210,858

For disclosure regarding matters related to our equity-based compensation, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 17, Equity-Based Compensation.

Total Shareholder Return

The following graph summarizes the performance of our common stock for the five-year period ended December 31, 2013 as compared to the Standard & Poor’s 500 Index (“S&P 500”) and the SNL U.S. $1B - $5B Bank Index. The graph assumes that $100 was originally invested on December 31, 2008 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

The following table summarizes the cumulative total return for the Company, the S&P 500 and the SNL U.S. Bank $1B - $5B Index at the dates indicated.

	December 31,
Index	2008	2009	2010	2011	2012	2013
Palmetto Bancshares, Inc.	$100.00	$114.46	$24.80	$12.18	$19.86	$30.90
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SNL U.S. Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2013	2012	2011	2010	2009

STATEMENTS OF INCOME
Interest income	$42,538	$45,390	$51,818	$55,567	$64,495
Interest expense	2,260	5,138	9,426	15,366	21,439
Net interest income	40,278	40,252	42,392	40,201	43,056
Provision for loan losses	3,465	13,075	20,500	47,100	73,400
Net interest income (loss) after provision for loan losses	36,813	27,177	21,892	(6,899)	(30,344)
Noninterest income	14,836	27,030	15,426	16,867	16,406
Noninterest expense	42,333	53,350	63,382	71,512	48,275
Net income (loss) before provision (benefit) for income taxes	9,316	857	(26,064)	(61,544)	(62,213)
Provision (benefit) for income taxes	(18,415)	2,721	(2,664)	(1,342)	(22,128)
Net income (loss)	$27,731	$(1,864)	$(23,400)	$(60,202)	$(40,085)

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$2.17	$(0.15)	$(1.86)	$(15.13)	$(24.86)
Diluted	2.17	(0.15)	(1.86)	(15.13)	(24.86)
Cash dividends per common share	-	-	-	-	0.24
Book value per common share	9.68	7.71	8.13	9.61	7.36
Outstanding common shares	12,784,605	12,754,045	12,726,388	11,852,599	1,623,783
Average common shares issued and outstanding	12,658,752	12,639,379	12,555,247	3,978,250	1,612,439
Average diluted common shares issued and outstanding	12,658,752	12,639,379	12,555,247	3,978,250	1,612,439
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,090,229	$1,145,456	$1,203,152	$1,355,247	$1,435,763
Investment securities available for sale, at fair value	214,383	264,502	260,992	218,755	119,986
Total loans	769,235	745,172	791,384	864,376	1,044,196
Deposits and retail repurchase agreements	925,535	1,038,599	1,088,039	1,194,082	1,249,520
Federal Home Loan Bank advances	35,000	-	-	35,000	101,000
Shareholders' equity	123,817	98,380	103,482	113,899	75,015

AVERAGE BALANCES
Total assets	$1,095,363	$1,174,974	$1,286,148	$1,399,592	$1,428,723
Interest-earning assets	1,047,513	1,122,935	1,240,264	1,325,651	1,352,956
Investment securities available for sale, at fair value	248,698	269,237	265,451	135,379	119,238
Total loans	749,138	758,207	826,091	967,882	1,130,809
Deposits and retail repurchase agreements	979,911	1,064,245	1,160,197	1,204,835	1,232,526
Federal Home Loan Bank advances	425	1	2,027	95,231	78,166
Other borrowings	159	30	11	1	5,335
Shareholders' equity	106,408	100,018	113,147	87,463	106,906

SELECT PERFORMANCE RATIOS
Return on average assets	2.53%	(0.16)%	(1.82)%	(4.30)%	(2.81)%
Return on average shareholders' equity	26.06	(1.86)	(20.68)	(68.83)	(37.50)
Net interest margin	3.85	3.58	3.42	3.03	3.18

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	9.71%	8.51%	8.80%	6.25%	7.48%
Shareholders' equity as a percentage of assets	11.36	8.59	8.60	8.40	5.22
Tier 1 risk-based capital	14.24	13.16	12.22	13.16	6.99
Total risk-based capital	15.49	14.42	13.49	14.43	8.25
Tier 1 leverage	11.03	9.18	8.59	8.22	5.55

ASSET QUALITY INFORMATION
Allowance for loan losses	$16,485	$17,825	$25,596	$26,934	$24,079
Nonaccrual loans	15,108	15,848	53,028	91,405	96,936
Nonperforming assets	22,653	26,840	80,852	111,492	124,950
Net loans charged-off	4,805	20,846	21,838	41,435	60,321
Allowance for loan losses as a percentage of gross loans	2.15%	2.41%	3.31%	3.39%	2.31%
Nonaccrual loans as a percentage of gross loans and other loans held for sale	1.97	2.14	6.73	10.63	9.32
Nonperforming assets as a percentage of total assets	2.08	2.34	6.72	8.23	8.70
Net loans charged-off as a percentage of average gross loans	0.64	2.80	2.82	4.39	5.36

OTHER DATA
Number of full-service branches	25	25	29	29	29
Number of full-time equivalent employees	301.5	322.5	351.5	393.5	413.0

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses important factors impacting the financial condition and results of operations of the Company and its subsidiary for the periods indicated. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K.

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank, which began operations in 1906. Given our 107-year history, we have developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established deposit network and loyal client base.

Critical Accounting Policies and Estimates

General

The Company’s accounting and financial reporting policies are in conformity, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the financial services industry. The preparation of financial statements in conformity with such principles requires management to make complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates are summarized in the following discussion. We have identified and described the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. These fluctuations would not be indicative of deficiencies in our models or inputs.

Management, in conjunction with the Company’s independent registered public accounting firm, has discussed the development and selection of the critical accounting policies and estimates discussed herein with the Audit Committee of our Board of Directors.

Allowance for Loan Losses

We consider our accounting policy related to the allowance for loan losses to be critical as this policy involves considerable subjective judgment and estimation by management. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to concentrations of credit risk, nonaccrual loans, potential problem loans, criticized loans and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects our continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. While we utilize our best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors, many of which are beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications and collateral valuation.

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual net loan charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs beginning in 2009, since then we have also utilized a three-year look-back period for computing historical loss rates as an additional point of reference in determining the allowance for loan losses.

We increase or decrease these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation:

●	Changes in delinquent, nonaccrual and troubled debt restructured loan trends,
●	Trends in risk ratings and net loans charged-off,
●	Concentrations of credit,
●	Competition,
●	Legal and regulatory requirements,
●	Trends in the nature and volume of the loan portfolio,
●	National and local economic and business conditions,
●	Collateral valuations,
●	The experience and depth of lending management,
●	Lending policies and procedures,
●	Underwriting standards and practices,
●	The quality of loan review systems and the degree of oversight by the Board of Directors,
●	Peer comparisons and
●	Other external factors.

The general reserve portion of the allowance for loan losses is determined using the historical loss rates and qualitative factors, the total of which is combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Each impaired loan is individually reviewed to determine whether the impairment should be recorded as a charge-off or a specific allowance based on our assessment of the status of the borrower and the underlying collateral. In general, for collateral-dependent loans, the impairment is recorded as a charge-off unless the fair value of the collateral was based on an internal valuation pending receipt of a third-party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on predefined past due time periods.

In addition to our loan portfolio review process, as part of their examination process, various regulatory agencies periodically review our allowance for loan losses methodology and calculation. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments and information available to them at the time of their examination. While we use available information to recognize inherent losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic and other factors and the impact that such factors have on our clients.

We believe that the allowance for loan losses is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers that was not known by management at the time of the issuance of our Consolidated Financial Statements. Therefore, our underlying assumptions may or may not prove valid, and there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting the Company’s business, financial condition, results of operations and cash flows.

Servicing Rights

The value of our residential mortgage and SBA loan servicing rights (collectively referred to as “servicing rights”) is an accounting estimate that depends heavily on current economic conditions (specifically the interest-rate environment and management's judgments about servicing costs), loan loss experience and prepayment rates.

For servicing rights, we utilize the expertise of third-party consultants on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third-party consultants, reviewed and approved by us and then used to estimate the fair value of our servicing rights portfolio. Amortization of the servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Expected prepayment rates are estimated based on current interest-rate levels, other economic conditions, market forecasts and relevant characteristics of the servicing rights portfolio such as loan types, interest-rate stratification and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable. However, such assumptions may or may not prove valid. Thus, there can be no assurance that servicing rights portfolio capitalization, amortization and impairment in future periods will not exceed the current capitalization, amortization and impairment amounts. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our servicing rights portfolio will not cause actual results to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

Foreclosed Real Estate

The value of our foreclosed real estate portfolio represents an accounting estimate that depends heavily on current economic conditions. Foreclosed real estate is initially recorded at fair value less estimated selling costs thereby establishing a new cost basis. Fair value of foreclosed real estate is subsequently reviewed regularly, and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated selling costs. Writedowns resulting from the periodic re-evaluation of holding costs and gains and losses on the sale of foreclosed properties are charged against income. Costs to develop and improve foreclosed properties are capitalized.

The fair value of properties in the foreclosed real estate portfolio is generally determined from independent appraisals. We review the appraisal assumptions for reasonableness and may make adjustments necessary to reflect current market conditions or for collateral specific factors. However, such assumptions may or may not prove valid. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our foreclosed real estate portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

Net Deferred Tax Asset

We use certain assumptions and estimates in determining income taxes currently payable or refundable and for recognizing deferred income tax assets and liabilities related to events for which recognition occurs in different accounting periods in our financial statements than the period during which they are recognized for income tax purposes. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

We include the current and deferred tax impact of our tax positions in the Consolidated Financial Statements only when it is more likely than not (likelihood of greater than 50 percent) that such positions will be sustained by taxing authorities with full knowledge of relevant information based on the technical merits of the position. While we support our tax positions by the application of unambiguous tax law, prior experience with the taxing authorities and analysis that considers all relevant facts, circumstances and regulations, we rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of each tax position.

As of December 31, 2013, net deferred tax assets, without regard to any valuation allowance, of $22.1 million were recorded in the Company’s Consolidated Balance Sheet. A portion of these net deferred tax assets includes the after-tax impact of net operating loss and realized built-in loss carryforwards.  Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate the potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and determine the amount of net unrealized pre-acquisition built-in losses that also are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses that are ultimately realized. As of December 31, 2013, the Company estimates that pre-acquisition built-in losses of $53 million will be limited in their utilization to $1.1 million per year. During 2013, the Company further determined that it was probable that $8.7 million of deferred tax assets related to built-in losses ultimately will not be realized and, accordingly, wrote-off both the deferred tax asset and related valuation allowance associated with those built-in losses. This estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because future occurrence of events and circumstances cannot be predicted with certainty. The net operating losses and realized built-in losses generated in 2010, 2011 and 2012 may be carried forward for income tax purposes up to 20 years. Thus, to the extent we generate sufficient taxable income in the future, we may be able to utilize the net operating losses and realized built-in losses for income tax purposes. The determination of how much of the net operating losses and realized built-in losses we expect to ultimately utilize and the resulting recognition of these tax benefits in the Consolidated Balance Sheets is based on sustained trends in our profitability and the projected utilization of deferred tax assets.

Defined Benefit Pension Plan

We account for our Pension Plan on an actuarial basis calculated by an independent actuary. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and the related impacts on financial condition, results of operations and cash flows. In particular, the assumed discount rate and expected return on plan assets are important elements of Pension Plan expense and asset/liability measurement with regard to the Pension Plan. We evaluate these critical assumptions annually. Lower discount rates increase present values and subsequent year Pension Plan expense while higher discount rates decrease present values and subsequent year Pension Plan expense. To determine the expected long-term rate of return on Pension Plan assets, we consider asset allocations and historical returns on various categories of Pension Plan assets. Both of these key assumptions are sensitive to changes. Additionally, we periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover and update such factors to reflect experience and expectations for the future.

Beginning in 2008, we ceased accruing pension benefits for teammates under our Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007. Because of the considerable judgment necessary in the determination of assumptions underlying inputs to the actuarial models, such assumptions may or may not prove valid. In addition, we may decide to terminate the Pension Plan which, based on the valuation of the Pension Plan assets and actuarial valuation of the accrued benefits to the participants at that time, could result in an incremental expense for any resulting unfunded liability. While not computed on a termination basis, the unfunded liability was $1.3 million at December 31, 2013.

Fair Value Measurements

We use fair value measurements to record recurring fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record financial instruments at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or writedowns of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and the related impact to our results of operations. Additionally, for financial instruments not recorded at fair value, we disclose an estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates of market data. The three-level hierarchy that is used to classify fair value measurements includes:

●

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

●

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments the Company classifies as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place involving similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and other loans held for sale as well as impaired loans and foreclosed real estate valued by independent collateral appraisals based on recent sales of comparable properties.

●

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option-pricing models, discounted cash flow models and similar techniques.

The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters. In certain cases when observable market inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary-market activities could result in observable market inputs becoming unavailable. When significant adjustments to available observable inputs are required, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows and appropriate risk premiums is acceptable.

Significant judgment may be required to determine whether certain instruments measured at fair value are included in Level 2 or Level 3. If fair value measurement is based on recent observable market activity of such instruments or comparable instruments (other than forced or distressed transactions) that occur in sufficient volume and do not require significant adjustment using unobservable inputs, those instruments are classified as Level 2. If not, they are classified as Level 3. Making this assessment requires significant management judgment.

Executive Summary

Company Overview

Our financial results for 2009 through 2013 were significantly impacted by the Great Recession and its aftermath. While the economy has generally improved, overall economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009, the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including:

●	Reducing problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through the Private Placement in 2010,
●	Repositioning the balance sheet from an asset/liability management standpoint,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Focusing on expense reductions and efficiency,
●	Refining our organization structure and lines of business, and reconstituting our executive management and senior leadership team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as SBA, Corporate Banking, Commercial & Industrial and Private Banking,
●	Developing tailored go-to-market strategies and expertise and
●	Returning to profitability on an annual basis in 2013.

The Strategic Project Plan also positioned the Bank to be well prepared for a Consent Order, effective June 10, 2010, between the Bank and the Supervisory Authorities, which was subsequently terminated on January 30, 2013.

As a result of our efforts, we returned to quarterly profitability starting in the third quarter 2012 and full-year profitability in 2013, and we expect to remain profitable going forward. In addition, we believe our earnings will be more stable and predictable on a going-forward basis. Further, we are now executing on a growth strategy that includes controlled and managed growth concentrating first on organic loan growth and then potential growth through mergers and acquisitions of bank branches or whole bank acquisitions of smaller banks in our current or contiguous markets.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

2013 Highlights

Following the significant completion of many of the strategic initiatives in our Strategic Project Plan, in 2013 we transitioned our focus from addressing the significant issues of the past few years to our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences. The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with The Palmetto Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving expectations. Our ongoing strategic decisions and investments will be determined in the context of executing on the Client and Teammate Experiences, both of which are expected to increase the value of The Palmetto Bank franchise.

Summary highlights during the year ended December 31, 2013 include:

●

We experienced net loan growth resulting, in part, from our expansion into additional lending niches such as SBA lending in March 2012, Commercial & Industrial lending and Corporate Banking in October 2012 and Private Banking in June 2013. In addition, our legacy Commercial Banking business had more success banking larger and more sophisticated companies that also use our enhanced e-Treasury cash management services. In addition, in June 2013, the U.S. Treasury announced that we were the leading lender in South Carolina and ranked 12th in the U.S. under the State Small Business Credit Initiative’s Loan Participation Program.

●

We executed our expanded and more integrated Wealth Management strategy to provide our clients seamless access to a comprehensive suite of products and services they need to achieve their financial goals. The go-forward strategy included the hiring of a seasoned Private Banker, partnering with another financial institution with a larger trust platform to deliver trust services (who has since hired three additional trust professionals in our market) and converting our brokerage platform to a different broker-dealer (who has since hired two brokers).

●	We continued to enhance our existing products and services, including:
o

Introduction of our enhanced MyPalmetto checking account that includes additional benefits such as Everywhere Cash Savings with mobile discount access, Card Patrol for real-time fraud monitoring and Payment Card Protection that includes complimentary identity theft insurance. The introduction also included a MyPalmetto Referral Program which is a rewards program designed to incent existing clients to refer their friends and family to open a checking account at the Bank and receive reward points exchangeable for a wide variety of products.

o

Implementation of a revised enhanced tiered nonsufficient funds (“NSF”) and overdraft structure to reduce the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our fees for those clients who use this service on a recurring basis.

o

Enhancement of our home equity loan and line of credit products to highlight our speed and quality of execution by guaranteeing a loan closing within 21 business days of approval or paying the client’s closing costs if the Bank fails to meet the closing guarantee.

o	Implementation of new technology for real-time loan approvals and adding additional dealers to our lending network for our indirect automobile lending business.
o	Implementation of instant issue debit cards, which are made available to clients immediately upon account opening or if an existing card is lost or stolen.
●

We continued to implement technological enhancements to improve the Client Experience, risk management and operational efficiency. Examples include an enhanced website with additional functionality (such as online mortgage applications) and ease of navigation, marketing screens on ATMs and deposit accepting ATMs, personal financial management on our online banking platform, online deposit account fraud detection, imaging system workflows and a data warehouse. In May 2013, we were recognized by Retail Banker International for the Best IT Innovation of 2013 following previous recognition by ACI Worldwide in January 2013 for its 2013 Customer Experience Excellence Award and by Bank Technology News in February 2013 for its annual list of Top 10 Community Bank IT Initiatives.

●

We created a new position and hired a Director of Client Strategy responsible for identifying evolving consumer and business needs and expectations, evaluating our go-to-market strategy, improving the Client Experience and enhancing cross line of business collaboration.

●

We hired a Chief Talent Officer whose primary areas of focus are the ongoing development and retention of the Bank’s team as part of our Teammate Experience, and the recruitment of catalyst hires that will continue to deliver specialized expertise and outstanding client service.

●	We significantly improved our credit quality with further reduction in nonperforming assets, classified assets and credit losses.
●	Our Consent Order was terminated in January 2013.
●

We completed the overall repositioning of our balance sheet by deploying the excess liquidity generated from the Private Placement into loan growth, alternative investments and strategic reduction in high-cost time deposits.

●

Our common stock was added to the small-cap Russell 2000® Index when Russell Investments reconstituted its comprehensive set of U.S. and global equity indexes in June 2013, and our stock price appreciated 56% in 2013.

2013 Financial Overview

For the year ended December 31, 2013, the Company reported net income of $27.7 million compared to a net loss of $1.9 million for the year ended December 31, 2012. The results of operations for 2013, as compared to 2012, were primarily influenced by the following factors:

●	Net interest income increased $26 thousand, and net interest margin increased 27 basis points to 3.85%. The increase in net interest was due to lower deposit costs, strategic reductions in higher-priced certificate of deposit accounts and higher loan fees. These increases were partially offset by a reduction in interest-earning asset yields and the impact of the differences in the number of days in ther periods.

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses, loss (gain) on other loans held for sale and loan workout expenses declined from $27.3 million in 2012 to $7.6 million in 2013 as a result of an overall improvement in credit quality and the pace of problem asset resolution activity. Nonperforming assets and classified assets declined from $26.8 million and $74.7 million at December 31, 2012, respectively, to $22.7 million and $50.7 million at December 31, 2013, respectively.

●

Fees for trust, investment management and brokerage services declined $1.1 million as the result of the transfer of our trust accounts to Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., in June 2013 and the conversion of our brokerage platform to Investment Professionals, Inc. (“IPI”) in August 2013. These actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our expansion into and hiring of a dedicated Private Banker during June 2013). While gross fees declined, we no longer incur the personnel and other operating costs for these businesses and, therefore, experienced a decline in those expense categories as well.

●	Mortgage-banking income declined $1.1 million in 2013 from 2012 primarily due to lower sales volume.
●

During 2013, we realized a net gain on the sale of investment securities of $310 thousand compared to a net gain of $10.5 million in 2012. During 2013, we sold investment securities with a book value of $48.4 million as part of our strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity. In 2012, we realized a net gain of $10.5 million on the sale of $170.5 million in book value of investment securities as part of a strategic decision to realize gains on the investment securities portfolio to offset a portion of credit losses and the resulting impact on regulatory capital resulting from the resolution of problem assets during the year, particularly the bulk problem asset sale in the second quarter 2012.

●

As part of our strategy to diversify our revenues and effectively utilize our cash balances, during 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. For the year ended December 31, 2013, net trading account gains totaled $170 thousand and related investment management expenses totaled $90 thousand, reflecting activity since the date of the initial investment in September 2013.

●

As an alternative source of income and to fund overall employee benefits costs, we purchased BOLI involving two fully-funded general account life insurance policies for which all premiums were paid by us during the fourth quarter 2013. For 2013, earnings related to these policies totaled $46 thousand.

●	During 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches and recognized a gain, net of transaction costs, of $568 thousand.
●

Salaries and personnel expense declined $981 thousand primarily as a result of fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above), decreased use of contract personnel, lower benefit costs and lower commission expense. These declines were partially offset by increased incentives, reinstated employer match payments under The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) and one-time expenses associated with the transition of our trust and brokerage businesses.

●

As previously described, during 2012 and 2013, we implemented several client-facing and internal operational changes designed to enhance the Client Experience and improve operational efficiency. These changes were the primary reasons for an increase in software licensing and maintenance fees and professional services fees of $586 thousand as compared to 2012.

●

As a result of sustained trends in quarterly profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods and projections of future taxable income exclusive of reversing temporary differences and carryforwards, we recorded an income tax benefit of $18.4 million in 2013 related to the reversal of our valuation allowance on net deferred tax assets that existed at December 31, 2012.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	December 31,		Dollar	Percent
	2013	2012	variance	variance
Assets
Cash and cash equivalents
Cash and due from banks	$38,178	$101,385	$(63,207)	(62.3)%
Total cash and cash equivalents	38,178	101,385	(63,207)	(62.3)

Federal Home Loan Bank stock, at cost	2,950	1,811	1,139	62.9
Trading account assets, at fair value	5,118	-	5,118	n/m
Investment securities available for sale, at fair value	214,383	264,502	(50,119)	(18.9)
Mortgage loans held for sale	1,722	6,114	(4,392)	(71.8)
Other loans held for sale	-	776	(776)	n/m

Loans, gross	767,513	738,282	29,231	4.0
Less: allowance for loan losses	(16,485)	(17,825)	1,340	(7.5)
Loans, net	751,028	720,457	30,571	4.2

Premises and equipment, net	23,367	24,796	(1,429)	(5.8)
Accrued interest receivable	3,535	3,910	(375)	(9.6)
Foreclosed real estate	7,502	10,911	(3,409)	(31.2)
Deferred tax asset, net	22,087	-	22,087	n/m
Bank-owned life insurance	11,617	1,571	10,046	639.5
Other assets	8,742	9,223	(481)	(5.2)
Total assets	$1,090,229	$1,145,456	$(55,227)	(4.8)%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$178,075	$179,695	$(1,620)	(0.9)%
Interest-bearing	729,285	843,547	(114,262)	(13.5)
Total deposits	907,360	1,023,242	(115,882)	(11.3)

Retail repurchase agreements	18,175	15,357	2,818	18.3
Federal Home Loan Bank advances	35,000	-	35,000	n/m
Accrued interest payable	48	450	(402)	(89.3)
Other liabilities	5,829	8,027	(2,198)	(27.4)
Total liabilities	966,412	1,047,076	(80,664)	(7.7)

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	127	127	-	-
Capital surplus	144,624	143,342	1,282	0.9
Accumulated deficit	(10,641)	(38,372)	27,731	(72.3)
Accumulated other comprehensive loss, net of tax	(10,293)	(6,717)	(3,576)	53.2
Total shareholders' equity	123,817	98,380	25,437	25.9

Total liabilities and shareholders' equity	$1,090,229	$1,145,456	$(55,227)	(4.8)%

Cash and Cash Equivalents

We have strategically reduced our cash balances to current levels as carrying excess cash had a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to what we could earn investing this cash in assets that generate a greater return such as loans and investment securities available for sale. In addition, at December 31, 2013, we were earning a slight positive spread on our cash balances on deposit with the Federal Reserve as compared to our FHLB advances.

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

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2012, we owned FHLB stock with a carrying value of $1.8 million. During 2013, we purchased $1.8 million in FHLB stock, and the FHLB redeemed $432 thousand of our FHLB stock at book value thereby increasing our balance to $3.0 million at December 31, 2013. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on the FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. We have received dividends on our FHLB stock, and the average dividend yield for 2013 was 2.61%, however, there can be no guarantee of future dividends. The carrying value of FHLB stock approximates fair value based on the FHLB’s practice of redeeming FHLB stock at our original purchase price

Trading Account Assets

As part of our strategy to diversify our revenues and effectively utilize our cash balances, during 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. Under the agreement, the third party has discretionary power to trade in the account. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits.

At December 31, 2013, the trading account included municipal securities of $3.8 million and insured bank deposits of $1.3 million. For the year ended December 31, 2013, net trading account gains totaled $170 thousand and related investment management expenses of $90 thousand were included in professional services expense, reflecting activity since the date of the initial investment in September 2013.

All of the municipal securities included in trading account assets at December 31, 2013 were investment grade. Fair value of our trading account assets is derived from a third-party pricing service. The fair values are subject to our internal price verification procedures, which include periodic comparisons to values received in subsequent sales and our third-party pricing services.

Investment Securities Available for Sale

Our primary objective in managing the investment portfolio is to maintain a portfolio of high-quality, highly-liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on a continuing assessment of cash flows, the level of current and expected loan production, current interest-rate risk strategies and the assessment of the potential future direction of market interest-rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

The following table summarizes the amortized cost, net proceeds and net realized gains of investment securities available for sale sold during 2013 (in thousands).

	Amortized cost	Net proceeds	Realized gains, net
Collateralized mortgage obligations (federal agencies)	$9,212	$9,098	$(114)
Other mortgage-backed (federal agencies)	17,095	17,127	32
SBA loan-backed (federal agency)	22,043	22,435	392
Total investment securities available for sale sold	$48,350	$48,660	$310

The 2013 investment securities sales were primarily to fund loan growth, alternative investment strategies and strategic reduction in time deposits as well as to reduce the overall portfolio’s exposure to rising interest rates.

The following table summarizes the amortized cost, net proceeds and net realized gains of investment securities available for sale sold during 2012 (in thousands).

	Amortized cost	Net proceeds	Realized gains, net
State and municipal	$97,883	$105,748	$7,865
Collateralized mortgage obligations (federal agencies)	34,585	35,947	1,362
Other mortgage-backed (federal agencies)	38,052	39,319	1,267
Total investment securities available for sale sold	$170,520	$181,014	$10,494

The 2012 sales were part of a strategic decision to realize gains on the investment securities portfolio to offset a portion of credit losses and the resulting impact on regulatory capital resulting from the resolution of problem assets during the year, particularly the bulk problem asset sale in the second quarter 2012. The 2012 investment sales and subsequent reinvestment of proceeds resulted in an overall reduction in the investment securities portfolio yield as higher-yielding securities were replaced by securities at then current market rates.

Composition. The fair value of the investment securities available for sale portfolio represented 19.7% of total assets at December 31, 2013 and 23.1% of total assets at December 31, 2012.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2013			December 31, 2012			December 31, 2011
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
State and municipal	$7,393	$7,460	3.5%	$11,247	$11,530	4.4%	$113,079	$120,965	46.3%
Collateralized mortgage obligations (federal agencies)	97,303	93,132	43.4	122,444	123,508	46.7	117,129	118,949	45.6
Other mortgage-backed (federal agencies)	76,852	76,020	35.5	62,581	63,817	24.1	20,022	21,078	8.1
SBA loan-backed (federal agency)	37,655	37,771	17.6	65,828	65,647	24.8	-	-	-
Total investment securities available for sale	$219,203	$214,383	100.0%	$262,100	$264,502	100.0%	$250,230	$260,992	100.0%

The net unrealized loss at December 31, 2013 reflects an increase in longer-term interest rates primarily resulting from the Federal Reserve’s tapering of asset purchases related to its quantitative easing program. While the investment securities portfolio is currently in an unrealized loss position, absent any credit losses which we do not expect, we will recover the full principal amount of these securities if we hold them to maturity.

At December 31, 2013, the average duration of the investment securities available for sale portfolio was 5.1 years, which we have kept relatively short in anticipation of rising interest rates. The increase in the duration since December 31, 2012 is due to slowing prepayments on mortgage-backed and SBA loan-backed securities resulting from the increase in interest rates noted above. For the foreseeable future, we intend to maintain our portfolio invested in investment securities with shorter durations and may sell securities to shorten the overall duration of the portfolio. While we have no current intentions to do so, we are also evaluating the potential to reclassify selected securities from available for sale to held-to-maturity.

State and municipal investment securities are debt securities issued by a state, municipality or county in order to finance its capital expenditures. The most substantial risk associated with buying state and municipal investment securities is the financial risk associated with the municipality from which the securities are purchased. Although municipal investment securities in smaller municipalities can sometimes be difficult to sell quickly, we do not currently anticipate that we will liquidate this portfolio in the near term.

Collateralized mortgage obligations are a mortgage-backed security subtype in which the mortgages are ordered into tranches by some criterion (such as repayment time) with each tranche sold as a separate security. These mortgage-backed securities separate the mortgage pools into short, medium and long-term tranches. Our collateralized mortgage obligations are all fixed-rate instruments and, absent nonpayment as a result of a credit event, monthly fluctuations in income occur only as there are changes in amortization or accretion due to changes in prepayment speeds. All of our collateralized mortgage obligations are issued and guaranteed by U.S. government agencies.

Other mortgage-backed investment securities include instruments that represent ownership of an undivided interest in a group of fixed- and variable-rate mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed investment security. Monthly income from other mortgage-backed investment securities may fluctuate as interest rates change due to the volume of mortgage prepayments. All of our mortgage-backed investment securities are issued and guaranteed by U.S. government agencies. Other mortgage-backed investment securities also include instruments representing an undivided interest in a group of reverse mortgages guaranteed under the U.S. government’s Home Equity Conversion Mortgage program. These investment securities do not have a payment schedule, but rather they accrue interest on the securitized principal until such time that payoffs are received, which is generally through the sale of the underlying loan collateral.

SBA loan-backed investment securities are formed by pool assemblers through the combination of the purchased guaranteed portion of SBA fixed- and variable-rate loans. The pool assembler combines SBA loans of similar characteristics into a pool in a process similar to a mortgage-backed security formation. The resulting security maintains the same “Full Faith and Credit” guarantee of the U.S. government. Each month, the security holder receives the pro-rata share of the principal and interest payment from the guaranteed portion of the underlying loans.

We use prices from third-party pricing services and, to a lesser extent, indicative (nonbinding) quotes from third-party brokers to estimate the fair value of our investment securities. While we obtain fair value information from multiple sources, we generally obtain one price/quote for each individual security. For securities priced by third-party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third-party pricing service/broker in our Consolidated Financial Statements subject to our internal price verification procedures, which include periodic comparisons to other brokers and third-party pricing services.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at December 31, 2013 by contractual maturity and estimated principal repayment distribution (dollars in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$3,978	3.6%
Due after one year through five years	2,334	3.5
Due after five years through ten years	1,081	2.0
Due after ten years	-	-
State and municipal	7,393	3.3

Due in one year or less	3,570	0.3
Due after one year through five years	13,833	2.2
Due after five years through ten years	79,900	2.2
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	97,303	2.2

Due in one year or less	-	-
Due after one year through five years	40,158	2.2
Due after five years through ten years	17,209	1.4
Due after ten years	19,485	2.4
Other mortgage-backed (federal agencies)	76,852	2.0

Due in one year or less	-	-
Due after one year through five years	25,978	1.4
Due after five years through ten years	2,851	1.3
Due after ten years	8,826	2.6
SBA loan-backed (federal agency)	37,655	1.6

Due in one year or less	7,548	2.0
Due after one year through five years	82,303	2.0
Due after five years through ten years	101,041	2.1
Due after ten years	28,311	2.4
Total investment securities available for sale	$219,203	2.1%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at December 31, 2013 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Federal Home Loan Mortgage Corporation	$71,323	$68,175	54.7%
Government National Mortgage Association	25,065	24,045	19.3

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at December 31, 2013 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Government National Mortgage Association	$60,097	$59,270	47.5%

Pledged. At December 31, 2013 and 2012, securities totaling $121.0 million and $108.2 million, respectively, were pledged to secure funds on deposit from municipalities and retail repurchase agreements.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	2013	2012
Gross loans, beginning of period	$738,282	$773,558

Additions:
Loan originations net of paydowns and other reductions	38,592	4,385
Gross loans transferred from other loans held for sale	-	6,143
Total additions	38,592	10,528

Reductions:
Transfers to foreclosed real estate	2,541	3,575
Transfers to other loans held for sale	2,015	21,383
Net loans charged-off	4,805	20,846
Total reductions	9,361	45,804

Gross loans, end of period	$767,513	$738,282

We are currently pursuing new loan growth to generate a higher level of interest-earning assets. Presently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes in 2012 and 2013 in certain products and markets, but it is too soon to know whether such improved origination activity is indicative of a continuing trend.

During 2012, through our normal problem loan resolution efforts and strategic loan sales, we entered into contracts to sell selected classified loans with carrying values, before any allowance for loan losses, of $36.0 million. In the aggregate, these contracts to sell selected classified loans included in gross loans resulted in net charge-offs of $12.9 million during 2012.

In addition, on July 1, 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches. In connection with the sale, we sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. Loans associated with the two branches sold totaled $7.5 million.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale and the related valuation allowance for the years ended December 31, 2013 and 2012, see Item 8. Financial Statements and Supplementary Data, Note 6, Other Loans Held for Sale and Valuation Allowance.

During 2012, we began originating and selling loans partially guaranteed by the SBA, an agency of the U.S. government. We anticipate that such lending will be a normal part of our business strategy going forward, and we may sell the guaranteed portion of these loans into the secondary market in accordance with our overall asset/liability management strategy. During 2012 and 2013, we sold SBA loans totaling $2.2 million and $1.8 million and recognized gains of $207 thousand and $162 thousand, respectively. There were no SBA loans included in other loans held for sale at December 31, 2013 or 2012.

Composition. In the tables below, loan classes are based on the FDIC classification code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Tabular disclosures include other loans held for sale for applicable periods, which are reported separately from our gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting standards. We believe inclusion of other loans held for sale in the related disclosures for gross loans provides a more accurate and relevant picture of our credit exposures at the dates indicated.

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31,
	2013		2012		2011		2010		2009
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total

Commercial real estate	$455,452	59.4%	$459,212	62.1%	$492,754	62.6%	$573,822	66.8%	$695,263	66.8%
Single-family residential	178,125	23.2	168,180	22.8	185,504	23.5	178,980	20.8	203,330	19.6
Commercial and industrial	73,078	9.5	51,661	7.0	49,381	6.3	47,812	5.6	61,788	5.9
Consumer	50,099	6.5	50,574	6.8	52,771	6.7	52,652	6.1	76,296	7.3
Other	10,759	1.4	9,431	1.3	7,326	0.9	6,317	0.7	3,635	0.4
Total loans	$767,513	100.0%	$739,058	100.0%	$787,736	100.0%	$859,583	100.0%	$1,040,312	100.0%
Less: other loans held for sale	-		776		14,178		66,157		-
Loans, gross	$767,513		$738,282		$773,558		$793,426		$1,040,312

Mortgage loans serviced for the benefit of others totaled $384.5 million and $388.7 million at December 31, 2013 and 2012, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

The following table summarizes other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31,
	2013		2012		2011		2010		2009
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total

Commercial real estate	$-	-%	$776	100.0%	$14,178	100.0%	$65,225	98.6%	$-	-%
Single-family residential	-	-	-	-	-	-	932	1.4	-	-
Total other loans held for sale	$-	-%	$776	100.0%	$14,178	100.0%	$66,157	100.0%	$-	-%

Concentrations. We monitor borrower and industry sector concentrations and limit additional credit exposure to certain concentrations, in particular the segments of our loan portfolio secured by commercial real estate. In addition, our loan workout plans have a particular focus on reducing our commercial real estate concentration. Loan workout plans included the sale of certain classified loans during 2012, which resulted in a reduction in commercial real estate concentration.

At December 31, 2013, commercial real estate loans comprised 59.3% of gross loans and 350.5% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

We provide our services primarily to clients within our market area. Deterioration in local economic conditions could result in declines in asset quality, loan collateral values or the demand for our products and services, among other things. In addition, from 2006 to 2008, we originated out-of-market loans, purchased participation loans from other banks and/or obtained brokered loans brought to us by loan brokers, which were generally to nonclients with whom we had no pre-existing banking relationship. In connection with our loan portfolio and lending practices reviews since 2009, we determined that out-of-market loans were a significant contributing factor to our increased credit losses and, as such, no longer originate such loans.

Although our geographic concentration limits us to the economic risks within our market area, our lack of geographic diversification may make us particularly sensitive to adverse impacts of negative economic conditions that impact our market area.

Pledged. The Bank must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. For disclosure regarding pledged loan collateral, see Item 8. Financial Statements and Supplementary Data, Note 5, Loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table summarizes our total loan portfolio including mortgage loans held for sale, by portfolio segment, at December 31, 2013, that, based on remaining maturity for fixed-rate loans and repricing frequency for variable-rate loans, were due during the periods noted. Nonaccrual loans are included in the due in one year or less category given that maturity cannot be reasonably estimated. The table also summarizes our loan portfolio at December 31, 2013 based on remaining maturity for fixed-rate loans due after one year (in thousands). At December 31, 2013, there were no variable-rate loans with rate structures repricing after one year based on repricing frequency.

	Maturity or repricing term				Rate structure for loans with remaining maturities over one year

	Due in one year or less	Due after one year through five years	Due after five years	Total	Fixed-rate

Commercial real estate	$127,193	$246,299	$81,960	$455,452	$328,259
Single-family residential	53,719	51,373	74,755	179,847	126,128
Commercial and industrial	25,969	44,167	2,942	73,078	47,109
Consumer	2,365	35,955	11,779	50,099	47,734
Other	8,700	1,309	750	10,759	2,059
Total loans	$217,946	$379,103	$172,186	$769,235	$551,289

Asset Quality. Given the negative credit-quality trends that began in 2008 and accelerated during 2009 and 2010, we performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analysis included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans by loan officers, our senior leadership team, external consultants and an external loan review firm. Of particular significance is that these reviews identified 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed real estate recorded from 2009 through 2012. In general, these loans had one or more of the following common characteristics:

●	Individually larger commercial real estate loans originated between 2004 and 2008 that were larger and more complex loans than we historically originated,
●

Out-of-market loans, participated loans purchased from other banks or brokered loans brought to us by loan brokers which were generally to nonclients for whom we generally had no pre-existing banking relationship and/or

●

Concentrated originations in commercial real estate including acquisition, development and construction loans by loan officers who did not have the level of specialized expertise necessary to more effectively underwrite and manage these types of loans.

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that was comprised of loans in our market area to our ongoing clients that were underwritten by loan officers using our normal credit underwriting standards. Accordingly, with regard to the the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remaining loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our 2013 credit losses were much less significant.

While asset-quality measures remain at historically subpar levels, such measures have improved significantly from their worst levels.

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

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	December 31,
	2013	2012	2011	2010	2009

Commercial real estate
Construction, land development and other land loans	$3,872	$5,467	$27,085	$52,528	$47,901
Multifamily residential	181	-	-	7,943	9,844
Nonfarm nonresidential	4,832	3,732	14,870	18,781	23,330
Total commercial real estate	8,885	9,199	41,955	79,252	81,075

Single-family residential
Single-family real estate, revolving, open-end loans	797	816	843	998	127
Single-family real estate, closed-end, first lien	3,176	4,442	7,957	7,607	7,079
Single-family real estate, closed-end, junior lien	129	299	471	866	446
Total single-family residential	4,102	5,557	9,271	9,471	7,652

Commercial and industrial	1,885	826	1,313	2,197	7,475

Credit cards	1	17	16	26	372
All other consumer	235	247	473	459	312
Total consumer	236	264	489	485	684

Farmland and other	-	2	-	-	50
Total nonaccrual loans	15,108	15,848	53,028	91,405	96,936

Foreclosed real estate	7,502	10,911	27,663	19,983	27,826
Repossessed personal property	43	81	161	104	188
Total foreclosed real estate and repossessed personal property	7,545	10,992	27,824	20,087	28,014

Total nonperforming assets	$22,653	$26,840	$80,852	$111,492	$124,950

Less: nonaccrual other loans held for sale	-	776	5,812	27,940	-
Nonperforming assets, gross loans	$22,653	$26,064	$75,040	$83,552	$124,950

Troubled debt restructurings included in nonaccrual loans above	$2,184	$3,124	$9,546	$4,913	$5,767
Loans*	767,513	739,058	787,736	859,583	1,040,312
Total assets	1,090,229	1,145,456	1,203,152	1,355,247	1,435,763

Total nonaccrual loans as a percentage of:
loans*	1.97%	2.14%	6.73%	10.63%	9.32%
total assets	1.39	1.38	4.41	6.74	6.75
Total nonperforming assets as a percentage of:
loans* and foreclosed real estate and personal property	2.92%	3.58%	9.91%	12.67%	11.70%
total assets	2.08	2.34	6.72	8.23	8.70

__________

*  includes gross loans and other loans held for sale, where applicable

Nonaccrual loans are those loans for which payment in full of principal or interest is not expected. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable repayment arrangement has been made with the client. Loans may also be placed in nonaccrual status if we determine that a factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes us to believe that more than a normal amount of risk exists with regard to collectability. When the loan is placed in nonaccrual status, accrued interest income is reversed. Thereafter, any cash payments received on the nonaccrual loan are applied as a principal reduction until the entire unamortized basis of the loan has been recovered. Any additional amounts received are reflected in interest income.

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which takes time based on state-specific legal requirements.

Total loans migrating into nonaccrual status were $74.2 million, $34.7 million, $11.5 million and $16.4 million for the years ended December 31, 2010, 2011, 2012, and 2013, respectively. Although the loans migrating into nonaccrual status increased in 2013 as compared to 2012, we believe the overall trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at December 31, 2013. One of these loans was an out-of-market and purchased participation loan.

	% of total nonaccrual loans	Loan count
Residential lots/golf course development	12%	1
Commercial-use real estate	11	1
Total	23%	2

Additional interest income of $757 thousand would have been reported during 2013 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at December 31, 2013 (in thousands).

Construction, land development and other land	$6,568
Single-family residential	480
Nonfarm nonresidential	454
Total foreclosed real estate	$7,502

Included in foreclosed real estate at December 31, 2013 were 77 residential lots with an aggregate net book value of $6.5 million in three separate communities related to one real estate development. In December 2013, ownership of the development was consolidated, and the current owner is refining its development and marketing plan.  We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third-party, “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third-party appraisals for which appraised values continue to decline although the rate of decline appears to be slowing and recent appraisals and sales generally indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values, particularly in the current economic environment.

For disclosure regarding changes in foreclosed real estate at and for the years ended December 31, 2013, 2012 and 2011, see Item 8. Financial Statements and Supplementary Data, Note 10, Foreclosed Real Estate and Repossessed Personal Property.

Writedowns charged to expense during 2013 include writedowns of $2.1 million and $1.0 million related to the receipt of updated appraisals and the execution of sales contracts, respectively. Included in foreclosed real estate writedowns and expenses during 2013 were writedowns of $1.7 million related to the residential lots in two of three separate communities related to one real estate development.

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $28.9 million and $33.3 million at December 31, 2013 and 2012, respectively.

Subsequent to December 31, 2013 and through February 21, 2014, based on their consistent performance in accordance with their restructured terms, $406 thousand of troubled debt restructurings were removed from this classification (these loans continue to be accounted for as impaired loans).

At December 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.6 million have been recorded on these loans, none of which was charged-off during 2013. As of December 31, 2013, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at December 31, 2013 were $4.7 million and $2.1 million, respectively. Additionally, at December 31, 2013, two of the three loan structures were accounted for as troubled debt restructurings.

Seven individual loans greater than $1 million comprised $23.9 million (82.6%) of our troubled debt restructurings at December 31, 2013. Two of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment, one experienced a reduction in principal and one experienced a rate concession. At December 31, 2013, all of the troubled debt restructurings individually greater than $1 million were performing as expected under their restructured terms.

For additional disclosure regarding troubled debt restructurings, see Item 8. Financial Statements and Supplementary Data, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 and 7 under our risk rating system and, therefore, classified as substandard and doubtful) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of December 31, 2013, total potential problem loans totaled $28.5 million, of which $14.4 million were troubled debt restructurings. As of December 31, 2013, total potential problem loans have decreased 80.7% from the peak at June 30, 2010.

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

The allowance for loan losses decreased to $16.5 million, or 2.15% of gross loans, at December 31, 2013, compared to $17.8 million, or 2.41% of gross loans, at December 31, 2012. The decreasing coverage percentage at December 31, 2013 as compared to December 31, 2012 was the result of improvement in our credit quality and an increasing proportion of commercial loans that have been originated under our improved underwriting standards and generally improving economic conditions.

In general, during 2012 and 2013 we experienced improved trends in certain credit-quality statistics related to our loan portfolio many of which were positively impacted by the sale of selected classified loans during 2012. Total loans migrating into nonaccrual status have declined from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $15.1 million at December 31, 2013 represented an 86.7% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

In addition, we continue to pursue collection of charged-off loans, which may result in recoveries in future periods. Recoveries and/or other reductions in the allowance for loan losses may also result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at December 31, 2013, and indirectly the 2013 provision for loan losses, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the overall economic environment including that within our specific geographic market,
●	The cumulative impact of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a heavy concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 71.3% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at December 31, 2013 although, while still at an elevated level, nonperforming assets decreased 84.1% from the peak at March 31, 2010,

●

The trend in our criticized and classified loans which, while still at an elevated level, decreased 36.8% and 32.2%, respectively, from December 31, 2012 and have declined in each of the last fifteen quarters,

●	The trend and elevated level of the historical loan loss rates within our loan portfolio,
●	The results of our internal and external loan reviews and
●	Our individual impaired loan analysis which identified:
o	Improving but continued stress on some borrowers given increasing lack of liquidity, limited bank financing and credit availability and
o	Stabilizing but still depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the years ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses, beginning of period	$17,825	$25,596	$26,934	$24,079	$11,000

Provision for loan losses	3,465	13,075	20,500	47,100	73,400

Less: allowance for loan losses reclassified as other loans held for sale valuation allowance	-	-	-	2,358	-

Less: allowance for loan losses reclassified in credit card portfolio sale	-	-	-	452	-

Loans charged-off
Commercial real estate	1,780	17,548	16,532	33,481	49,753
Single-family residential	731	3,314	3,070	4,214	4,060
Commercial and industrial	2,426	376	1,572	3,135	4,945
Consumer	285	586	810	1,483	2,033
Other	669	696	848	647	-
Total loans charged-off	5,891	22,520	22,832	42,960	60,791

Recoveries
Commercial real estate	291	209	101	544	111
Single-family residential	135	648	56	98	5
Commercial and industrial	147	168	115	154	88
Consumer	138	193	146	729	266
Other	375	456	576	-	-
Total loans recovered	1,086	1,674	994	1,525	470

Net loans charged-off	4,805	20,846	21,838	41,435	60,321

Allowance for loan losses, end of period	$16,485	$17,825	$25,596	$26,934	$24,079

Average gross loans	$746,815	$745,473	$775,358	$943,101	$1,124,599
Loans, gross	767,513	738,282	773,558	793,426	1,040,312
Nonaccrual loans (1)	15,108	15,848	53,028	91,405	96,936

Net loans charged-off as a percentage of average gross loans	0.64%	2.80%	2.82%	4.39%	5.36%
Allowance for loan losses as a percentage of gross loans	2.15	2.41	3.31	3.39	2.31
Allowance for loan losses as a percentage of nonaccrual loans	109.11	112.47	48.27	29.47	24.84
__________
(1) Nonaccrual loans includes loans classified as other loans held for sale of:	$-	$776	$5,812	$27,940	$-

In addition to loans charged-off in their entirety in the ordinary course of business, included within total loans charged-off were charge-offs on loans individually evaluated for impairment for the years ended December 31, 2013 and 2012 totaling $3.3 million and $17.2 million, respectively. Charge-offs were taken on certain collateral-dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third-party appraisals.

We analyze certain individual loans within the loan portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful and those in nonaccrual status. At December 31, 2013, we had three loan relationships totaling $4.5 million with a Bank-funded interest reserve. None of these loans were categorized as impaired at December 31, 2013.

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

At December 31, 2013 and 2012, impaired loans totaled $44.7 million and $42.1 million, respectively, of which $28.9 million and $33.3 million, respectively, were classified as troubled debt restructurings. At December 31, 2013, $23.1 million of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and $19.0 million, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

Generally for larger impaired loans valued based on the estimated fair value of collateral, current appraisals performed by approved third-party appraisers are the basis for estimating the fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate fair value. The estimated costs to sell the property are then deducted from the appraised value to determine the net realizable value of the loan used to calculate the loan’s specific reserve.

For additional disclosure regarding the changes in the allowance for loan losses and recorded investment in gross loans, see Item 8. Financial Statements and Supplementary Data, Note 5, Loans.

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

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $1.4 million (5.8%) during 2013 due primarily to depreciation of $2.6 million, partially offset by investments in technology to enhance the Client and Teammate Experiences. Long-lived assets held for sale remained unchanged during 2013 and are included in Other assets in the Consolidated Balance Sheets. We are currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a Bank-owned branch facility with a net book value of $123 thousand which are classified as long-lived assets held for sale.

Net Deferred Tax Asset

As of December 31, 2013, net deferred tax assets of $22.1 million were recorded in the Company’s Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary. As a result of sustained trends in profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods and projections of future taxable income exclusive of reversing temporary differences and carryforwards, during 2013 we recorded an income tax benefit of $22.4 million related to the reversal of the valuation allowance on net deferred tax assets that existed at December 31, 2012. We also eliminated $8.7 million of deferred tax assets and the related valuation allowance during 2013 as we concluded it was probable that these assets will expire without being utilized as a result of limitations on deductibility of net operating losses and realized built-in losses as described below.

Analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because the future occurrence of events and circumstances cannot be predicted with certainty. The net operating losses and realized built-in losses generated in 2010, 2011 and 2012 may be carried forward for income tax purposes up to 20 years. Thus, to the extent we generate sufficient taxable income in the future, we may be able to utilize the net operating losses and realized built-in losses for income tax purposes. The determination of how much of the net operating losses and realized built-in losses we expect to ultimately utilize, and the resulting recognition of these tax benefits in the Consolidated Balance Sheets, is based on sustained trends in our profitability and the projected utilization of deferred tax assets.

For disclosure regarding the impact of the Private Placement on our net deferred tax asset, see Item 8. Financial Statements and Supplementary Data, Note 15, Income Taxes.

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we purchased BOLI policies on certain members of our leadership team for which all premiums were paid by us during the fourth quarter 2013. We purchased two policies and each policy was funded with a premium of $5.0 million paid to a AA+ rated insurance company. We are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit to the named beneficiaries of the covered teammates. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at December 31, 2013. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. For 2013, earnings related to these policies totaled $46 thousand.

Deposit Activities

Deposits have historically been our primary source of funds and a competitive strength and also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges and other ancillary banking services. We set annual targets for deposit balances in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 107-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we believe that we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest-rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	December 31,
	2013		2012
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$178,075	19.6%	$179,695	17.6%
Interest-bearing transaction deposits	316,214	34.9	304,149	29.7
Transaction deposits	494,289	54.5	483,844	47.3

Money market deposits	136,476	15.0	129,708	12.7
Savings deposits	79,760	8.8	70,646	6.9
Time deposits	196,835	21.7	339,044	33.1
Total deposits	$907,360	100.0%	$1,023,242	100.0%

On July 1, 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches. In connection with the sale, we sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. Deposits associated with the two branches sold on July 1, 2012 totaled $41.1 million (including time deposits of $22.8 million).

In 2010, we introduced a new checking account, MyPal checking (which was rebranded to MyPalmetto Checking in 2013), and a new savings account, Smart Savings (which was rebranded to MyPalmetto Savings in 2013). The MyPalmetto checking account includes a $5 monthly fee, which is reduced by $0.25 each time an accountholder uses their debit card. Thus, 20 debit card transactions per month result in no monthly fee to the accountholder. Promoting increased debit card usage generates additional revenue in the form of interchange income produced each time clients use their debit card for purchases. The MyPalmetto checking account includes a competitive interest rate coupled with a suite of savings and protection benefits. Other benefits include free initial check order, limited non-Palmetto Bank ATM usage waivers and a safety deposit box rental for a period of time. All Palmetto Bank consumer checking products offer a debit card rewards program (MyPalmetto Rewards) that allows clients to earn points when they use their Palmetto Bank debit card that can be redeemed for gifts and merchandise.

The MyPalmetto Savings account is an interest-bearing savings account that can be linked to any Palmetto Bank checking accounts from which $1 is transferred to the accountholder’s MyPalmetto Savings account each time the accountholder uses his/her debit card (excluding ATM transactions) to make purchases. We match $0.10 per $1.00 automatic transfer per debit card transaction to a maximum of $250 per year.

On an ongoing basis, we evaluate the benefits and features of all of our deposit products. During 2012, we analyzed all account relationships for which service charges were being waived and reduced the number of accounts in waived status. During 2013, we replaced our existing NSF fee structure of $32 per item (with a maximum of $192 per day) with a tiered structure of $19 per item for the first item, $29 per item for the second and third items and $37 per item for the fourth and subsequent items per calendar year with a maximum of $222 per day. The revised NSF pricing structure resulted in a reduction in the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees from those clients using this service on a recurring basis. Our average NSF fee was $34 per item from the time we instituted the tiered pricing structure through December 31, 2013. For the period from January 1, 2013 through the date the tiered pricing structure was implemented, our average NSF fee was $32 per item.

Since the fourth quarter 2010 and as a result of the cash received from the Private Placement in 2010, a general lack of loan growth in 2011 and 2012 and in order to manage our net interest margin, we have not pursued retention of maturing higher-priced time deposit accounts. As these time deposits matured, some were renewed at lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our interest expense on deposits. During 2013, $338.0 million of time deposits matured with a weighted-average rate of 1.34%. Going forward, the opportunity for further improvement in our cost of funds paid on deposits from maturing time deposits is significantly reduced as time deposits scheduled to mature in 2014 and 2015 are at weighted-average rates of 0.12% and 0.66%, respectively.

Interest-bearing deposits decreased $114.3 million during 2013 primarily due to higher-priced time deposits not being retained at maturity as part of our balance sheet management efforts. Noninterest-bearing deposits decreased $1.6 million during the same period primarily as a result of differences in the timing of seasonal fluctuations in deposit balances.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at an indicated date and totaled $79.7 million and $179.2 million at December 31, 2013 and 2012, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 1.5% at December 31, 2012 to 5.5% at December 31, 2013. This change was due to fluctuations in retail repurchase agreements and an increase in FHLB advances during 2013 as well as a decrease in total liabilities between the same periods. The increase in FHLB advances during 2013 resulted from net growth in loans of $29.2 million and a strategic reduction in time deposits of $142.2 million. The Bank’s FHLB advances outstanding at December 31, 2013 matured in January 2014 and had a weighted-average interest rate of 0.17%. In January and February 2014, the matured advances were replaced with FHLB advances maturing between April 2014 and July 2014 with a weighted-average interest rate of 0.23%.

For additional disclosure regarding our borrowings, see Item 8. Financial Statements and Supplementary Data, Note 13, Borrowings.

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

Correspondent Bank Lines of Credit. At December 31, 2012, the Bank had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. During 2013, the Bank obtained an additional unsecured line of credit totaling $10 million resulting in total lines of credit of $60 million at December 31, 2013. None of the lines of credit were utilized at December 31, 2012 or 2013. During the fourth quarter 2013, the Bank periodically accessed a portion of these lines of credit to meet overnight funding needs stemming from net loan growth and strategic reduction in time deposits. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Advances. We pledge investment securities and loans to collateralize FHLB advances. Additionally, we may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. In September 2013, our borrowing capacity with the FHLB was increased to 25% of total assets from our previous capacity of 15% of total assets.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	December 31,
	2013	2012
Available lendable loan collateral value pledged to serve against FHLB advances	$90,225	$79,922
Available lendable investment security collateral value pledged to serve against FHLB advances	-	-
Total lendable collateral value pledged to serve against FHLB advances	90,225	79,922

FHLB advances	35,000	-
Excess lendable collateral value pledged to serve against FHLB advances	$55,225	$79,922

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

Capital

At December 31, 2013, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2013	2012	2011
Total shareholders' equity	$123,817	$98,380	$103,482
Average shareholders' equity	106,408	100,018	113,147

Shareholders' equity as a percentage of assets	11.36%	8.59%	8.60%
Average shareholders' equity as a percentage of average assets	9.71	8.51	8.80

Book value per common share	$9.68	$7.71	$8.13
Cash dividends per common share	-	-	-
Dividend payout ratio	n/a	n/a	n/a

Dividends. The Board of Directors has not declared or paid a dividend since the first quarter 2009. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework, and, on July 9, 2013, the OCC also adopted a final rule, and the FDIC adopted the same provisions in the form of an interim final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches banking organizations.” Advanced approaches banking organizations are those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures or that have opted into the Basel II capital regime. The requirements in the rule begin to phase in on January 1, 2014 for advanced approaches banking organizations and will begin to phase in on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019. For additional disclosure regarding the Basel III capital framework, see Part I, Item 1. Business, Supervision and Regulation, Basel Capital Standards.

Private Placement. In October 2010, we consummated the Private Placement in which institutional investors purchased 9,993,995 shares of our common stock at $10.40 per share resulting in proceeds of $103.9 million.

Under the terms of the Private Placement, we conducted a $10 million common stock follow-on offering following the closing of the Private Placement directed to our shareholders as of the close of business on October 6, 2010. With respect to the follow-on offering, in December 2010, we issued 194,031 shares of common stock resulting in proceeds of $2.0 million, and in January 2011, we issued an additional 767,508 shares of common stock resulting in proceeds of $8.0 million. The $10 million offering was fully subscribed. Net proceeds from the offerings totaling $104 million were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Deferred tax assets and deferred tax liabilities represent the tax impacts of temporary differences between the financial reporting and income tax bases of various items. As of December 31, 2010, we determined that it was not more likely than not that the net deferred tax asset could be supported as realizable given our financial results for the year and the change in control resulting from the Private Placement that was consummated in October 2010. As a result, we recorded a valuation allowance to fully offset our net deferred tax asset at December 31, 2010 and maintained a valuation allowance against substantially the entire net deferred tax asset through June 30, 2013. As described in Net Deferred Tax Asset, during 2013 we reversed the $31.1 million valuation allowance existing as of December 31, 2012 through a $22.4 million reduction in the income tax provision and the elimination of $8.7 million of certain deferred tax assets deemed probable to expire without being utilized.

For regulatory capital purposes, deferred tax assets that are dependent on future taxable income generally are limited to the lesser of (1) the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date based on our projected future taxable income for that year or (2) 10% of the amount of our Tier 1 capital. At December 31, 2013, $5.6 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since December 31, 2013, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Annual Report on Form 10-K.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 8. Financial Statements and Supplementary Data, Note 22, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At December 31, 2013, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 12,792,509 at February 21, 2014. To date, we have not issued any shares of preferred stock.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data, Note 20, Derivative Financial Instruments and Hedging Activities. The Company is currently evaluating the potential use of additional interest-rate derivatives for balance sheet management purposes and to accommodate client requests.

Liquidity

General

Liquidity measures our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows from deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, capitalize on new business opportunities and take advantage of interest-rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquid funds through proactive balance sheet management.

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowings. We may also issue equity securities although our common stock is not heavily traded on the NASDAQ. To date, no preferred stock has been issued, and there can be no guarantee that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control such as willingness of counterparties to extend credit to the Bank and systematic disruptions.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher-yielding investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher-priced funding such as maturing time deposits. At December 31, 2013, our excess cash balances have essentially been fully utilized and expectations for further strategic reductions in time deposits are limited. Future net loan growth is expected to be funded primarily from increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at December 31, 2013, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

Cash Flow Needs

In the normal course of business, we enter into various transactions some of which, in accordance with GAAP, are not recorded in our Consolidated Balance Sheets. These transactions may involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amounts recognized in the Consolidated Balance Sheets, if any.

Our nonmortgage lending commitments and letters of credit do not meet the criteria to be accounted for at fair value since our commitment letters contain material adverse change clauses. Accordingly, we account for these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including a deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at December 31, 2013 and 2012 was $259 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 8. Financial Statements and Supplementary Data, Note 19, Commitments, Guarantees and Other Contingencies.

Dividend Obligations. The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authorities are authorized to determine, under certain circumstances, that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Further, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities.

Earnings Review

The following discussion and analysis of our results of operations is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

				2013 to 2012 comparison
	For the years ended December 31,			Dollar	Percent
	2013	2012	2011	variance	variance

Interest income
Interest earned on cash and cash equivalents	$100	$209	$347	$(109)	(52.2)%
Dividends received on Federal Home Loan Bank stock	39	47	48	(8)	(17.0)
Interest earned on trading account assets	38	-	-	38	n/m
Interest earned on investment securities available for sale	4,017	5,059	6,921	(1,042)	(20.6)
Interest and fees earned on loans	38,344	40,075	44,502	(1,731)	(4.3)
Total interest income	42,538	45,390	51,818	(2,852)	(6.3)

Interest expense
Interest expense on deposits	2,257	5,136	9,334	(2,879)	(56.1)
Interest expense on retail repurchase agreements	2	2	20	-	-
Interest expense on Federal Home Loan Bank advances	-	-	72	-	-
Interest expense on other borrowings	1	-	-	1	n/m
Total interest expense	2,260	5,138	9,426	(2,878)	(56.0)

Net interest income	40,278	40,252	42,392	26	0.1

Provision for loan losses	3,465	13,075	20,500	(9,610)	(73.5)

Net interest income after provision for loan losses	36,813	27,177	21,892	9,636	35.5

Noninterest income
Service charges on deposit accounts, net	6,902	6,691	7,547	211	3.2
Fees for trust, investment management and brokerage services	2,039	3,092	3,083	(1,053)	(34.1)
Mortgage-banking	2,008	3,139	1,757	(1,131)	(36.0)
Debit card and automatic teller machine income, net	2,400	2,171	1,915	229	10.5
Bankcard services	261	247	238	14	5.7
Investment securities gains, net	310	10,494	157	(10,184)	(97.0)
Trading account income	170	-	-	170	n/m
Gain on sale of branches	-	568	-	(568)	n/m
Other	746	628	729	118	18.8
Total noninterest income	14,836	27,030	15,426	(12,194)	(45.1)

Noninterest expense
Salaries and other personnel	20,107	21,088	23,807	(981)	(4.7)
Occupancy	4,242	4,455	4,503	(213)	(4.8)
Furniture and equipment	3,731	3,378	3,807	353	10.4
Professional services	2,083	1,715	1,960	368	21.5
Federal Deposit Insurance Corporation deposit insurance assessment	1,439	1,861	3,012	(422)	(22.7)
Marketing	1,051	1,384	1,803	(333)	(24.1)
Foreclosed real estate writedowns and expenses	3,373	9,285	7,470	(5,912)	(63.7)
Loss (gain) on other loans held for sale	(326)	3,660	8,119	(3,986)	(108.9)
Loan workout	1,066	1,273	1,654	(207)	(16.3)
Other	5,567	5,251	7,247	316	6.0
Total noninterest expense	42,333	53,350	63,382	(11,017)	(20.7)

Income (loss) before provision (benefit) for income taxes	9,316	857	(26,064)	8,459	n/m

Provision (benefit) for income taxes	(18,415)	2,721	(2,664)	(21,136)	n/m

Net income (loss)	$27,731	$(1,864)	$(23,400)	$29,595	n/m	%

Common and per share data
Net income (loss) - basic	$2.17	$(0.15)	$(1.86)	$2.32	n/m	%
Net income (loss) - diluted	2.17	(0.15)	(1.86)	2.32	n/m
Cash dividends	-	-	-	-	-
Book value	9.68	7.71	8.13	1.97	25.6

Average common shares issued and outstanding	12,658,752	12,639,379	12,555,247
Average diluted common shares issued and outstanding	12,658,752	12,639,379	12,555,247

Net Interest Income

Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest-rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $40.3 million for both the years ended December 31, 2013 and 2012. Overall, net interest income for the year ended December 31, 2013 was impacted by the following:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates in 2007 and 2008 and ongoing quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising more discipline in our loan and deposit pricing. We have also implemented interest-rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At December 31, 2013, loans aggregating $176.8 million had interest-rate floors of which $97.5 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the years ended December 31, 2013 and 2012 totaling $757 thousand and $1.2 million, respectively.
●

A decrease of $8.5 million (1.1%) in average gross loans and other loans held for sale during 2013 as compared to 2012 as loan repayments, sales, foreclosures and charge-offs outpaced new loan originations. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to further reduce time deposit costs in 2014 at the level realized in 2013 is limited as the weighted-average rate of time deposits scheduled to mature during 2014 is 0.12%.

●

Increase in long-term interest rates beginning in June 2013 and continuing through December 2013 as a result of comments made by the Federal Reserve related to possible, and later actual, changes in quantitative easing policies resulting in a general steepening of the yield curve since that time. Over time, an increase in interest rates to more stable historical levels is expected to improve our net interest margin.

●

Pursuing alternative investments. For example, in 2013 we invested $350 thousand in a small business investment fund (with a maximum potential investment of $2.0 million) and $5.0 million in a municipal bond trading account. In addition, we purchased $10.0 million in BOLI policies.

Average Balance Sheets and Net Interest Income / Margin Analysis. The following table summarizes our average balance sheets and changes in net interest income / margin for the periods indicated (dollars in thousands). Our yields earned on interest-earning assets and rates incurred on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively. The following table does not include a tax-equivalent adjustment to net interest income for interest-earning assets earning tax-exempt income to a comparable yield on a taxable basis.

	For the years ended December 31,
	2013			2012			2011
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$46,739	$100	0.21%	$92,988	$209	0.22%	$143,338	$347	0.24%
Federal Home Loan Bank stock	1,497	39	2.61	2,503	47	1.88	5,384	48	0.89
Trading account assets	1,441	38	2.64	-	-	-	-	-	-

Investment securities available for sale, taxable (1)	239,564	3,718	1.55	212,119	3,272	1.54	159,759	3,581	2.24
Investment securities available for sale, nontaxable (1)	9,134	299	3.27	57,118	1,787	3.13	105,692	3,340	3.16
Total investment securities available for sale	248,698	4,017	1.62	269,237	5,059	1.88	265,451	6,921	2.61

Loans (2)	749,138	38,344	5.12	758,207	40,075	5.29	826,091	44,502	5.39
Total interest-earning assets	1,047,513	42,538	4.06	1,122,935	45,390	4.04	1,240,264	51,818	4.18

Noninterest-earning assets
Cash and cash equivalents	9,629			10,663			9,754
Allowance for loan losses	(17,230)			(20,483)			(26,098)
Premises and equipment, net	24,172			25,187			27,464
Accrued interest receivable	3,513			4,265			4,830
Foreclosed real estate	9,339			18,631			17,236
Deferred tax asset, net	5,968			-			-
Other assets	12,459			13,776			12,698
Total noninterest-earning assets	47,850			52,039			45,884

Total assets	$1,095,363			$1,174,974			$1,286,148

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$309,214	$39	0.01%	$300,189	$39	0.01%	$295,004	$109	0.04%
Money market deposits	134,462	32	0.02	134,093	47	0.04	137,416	198	0.14
Savings deposits	77,147	10	0.01	65,710	9	0.01	56,592	32	0.06
Time deposits	255,070	2,176	0.85	367,402	5,041	1.37	490,009	8,995	1.84
Total interest-bearing deposits	775,893	2,257	0.29	867,394	5,136	0.59	979,021	9,334	0.95

Retail repurchase agreements	18,916	2	0.01	20,485	2	0.01	24,403	20	0.08
Federal Home Loan Bank advances	425	1	0.24	1	-	-	2,027	72	3.55
Other borrowings	159	-	-	30	-	-	11	-	-
Total interest-bearing liabilities	795,393	2,260	0.28	887,910	5,138	0.58	1,005,462	9,426	0.94

Noninterest-bearing liabilities
Noninterest-bearing deposits	185,102			176,366			156,773
Accrued interest payable	270			568			1,070
Other liabilities	8,190			10,112			9,696
Total noninterest-bearing liabilities	193,562			187,046			167,539

Total liabilities	988,955			1,074,956			1,173,001

Shareholders' equity	106,408			100,018			113,147
Total liabilities and shareholders' equity	$1,095,363			$1,174,974			$1,286,148

NET INTEREST INCOME / NET INTEREST MARGIN		$40,278	3.85%		$40,252	3.58%		$42,392	3.42%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change. The comparison between 2013 and 2012 includes an additional change factor that captures the impact of the difference in the number of days when comparing the periods, which has also been allocated between the rate change and volume change.

	For the year ended December 31, 2013 compared with the year ended December 31, 2012
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(99)	$(10)	$(109)
Federal Home Loan Bank stock	(152)	144	(8)
Trading account assets	38	-	38
Investment securities available for sale	(367)	(675)	(1,042)
Loans (1)	(475)	(1,256)	(1,731)
Total interest income	(1,055)	(1,797)	(2,852)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	(1)	-
Money market deposits	-	(15)	(15)
Savings deposits	1	-	1
Time deposits	(1,280)	(1,585)	(2,865)
Total interest-bearing deposits	(1,278)	(1,601)	(2,879)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	-	-	-
Other borrowings	1	-	1
Total interest expense	(1,277)	(1,601)	(2,878)

Net interest income	$222	$(196)	$26

	For the year ended December 31, 2012 compared with the year ended December 31, 2011
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(115)	$(23)	$(138)
Federal Home Loan Bank stock	1	(2)	(1)
Investment securities available for sale	101	(1,963)	(1,862)
Loans (1)	(3,601)	(826)	(4,427)
Total interest income	(3,614)	(2,814)	(6,428)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	2	(72)	(70)
Money market deposits	(5)	(146)	(151)
Savings deposits	6	(29)	(23)
Time deposits	(1,968)	(1,986)	(3,954)
Total interest-bearing deposits	(1,965)	(2,233)	(4,198)

Retail repurchase agreements	(3)	(15)	(18)
Federal Home Loan Bank advances	(72)	-	(72)
Other borrowings	-	-	-
Total interest expense	(2,040)	(2,248)	(4,288)

Net interest income	$(1,574)	$(566)	$(2,140)

(1)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses

Provision for Loan Losses

Provision for loan losses decreased from $13.1 million during the year ended December 31, 2012 to $3.5 million during the year ended December 31, 2013. This reduction reflects lower net charge-offs of $16.0 million and significant improvement in our credit-quality measures. Our nonaccrual loans declined 4.7%, and classified loans declined 32.2% from December 31, 2012 to December 31, 2013. The allowance for loan losses as a percentage of gross loans declined from 2.41% at December 31, 2012 to 2.15% at December 31, 2013. The reduction in the provision for loan losses also reflects an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provision for loan losses. For disclosure regarding our accounting policies related to the factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Service charges on deposit accounts, net	$6,902	$6,691	$7,547
Fees for trust, investment management and brokerage services	2,039	3,092	3,083
Mortgage-banking	2,008	3,139	1,757
Debit card and automatic teller machine income, net	2,400	2,171	1,915
Bankcard services	261	247	238
Investment securities gains, net	310	10,494	157
Trading account income	170	-	-
Gain on sale of branches	-	568	-
Other	746	628	729
Total noninterest income	$14,836	$27,030	$15,426

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.4% of average transaction deposit balances for both the years ended December 31, 2013 and 2012. Impacting service charges on deposit accounts during 2013 was higher electronic funds transaction overdraft opt-in rates, the implementation of tiered NSF pricing and a reduction in courtesy overdraft limits in connection with changes to our MyPalmetto checking account product. The revised NSF pricing structure resulted in a reduction in the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees from those clients using this service on a recurring basis. Our average NSF fee was $34 per item from the time we instituted the tiered pricing structure through December 31, 2013. For the period from January 1, 2013 through the date the tiered pricing structure was implemented, our average NSF fee was $32 per item.

Fees for Trust, Investment Management and Brokerage Services. In June 2013, we transferred all of our trust-related accounts to TNB pursuant to the terms and conditions of a Transfer Agreement. Contemporaneously with the transfer, we also began an Office Support and Referral Agreement with TNB under which we provide office space and other support services in our existing facilities to the TNB employees who provide the trust services. In accordance with the agreements, TNB assumed ownership of the accounts, certain of our trust employees and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, we earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts subsequently referred to TNB.

In August 2013, we began a Non-Deposits Investment Products Marketing Agreement (the “Marketing Agreement”) with IPI, which replaces a similar agreement with a different broker-dealer. IPI provides brokerage services to our clients including acting as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients and maintaining securities in client accounts as agent. Under the Marketing Agreement, we provide office space and other support services in our existing facilities to the IPI employees who provide the brokerage services. In exchange, we earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the Marketing Agreement.

Other than an immaterial amount of contract termination costs, execution of the agreements did not result in any gain or loss upon the consummation of these transactions.

The decrease in trust, investment management and brokerage services during 2013 as compared to 2012 was the result of the transfer of our trust accounts to TNB and the conversion of our brokerage platform to IPI. The actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals.

While our gross trust revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. On a net basis, our earnings related to trust declined slightly during 2013 while the transition occurred, but we expect them to increase and eventually exceed our historical levels going forward.

Similar to trust, on a net basis our earnings related to brokerage also declined slightly during 2013 while the transition occurred, but we expect them to increase and eventually exceed our historical levels going forward.

For both trust and brokerage services, TNB and IPI have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. During 2013, TNB hired a local market president, chief fiduciary officer and investment assistant located in our facilities. IPI has recruited a new broker to replace a previous broker and a third broker. In addition, in June 2013 we hired a Private Banker who serves in a key relationship management role in our Wealth Management business.

Mortgage-Banking. Generally, the majority of the residential mortgage loans that we originate are sold in the secondary market. Normally, we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2013	2012	2011
Mortgage-servicing fees	$1,000	$1,065	$1,046
Gain on sale of mortgage loans held for sale	1,803	2,585	871
Mortgage-servicing rights portfolio amortization and impairment	(765)	(866)	(775)
Derivative loan commitment income (expense)	(164)	(28)	302
Forward sales commitment income (expense)	(4)	(63)	12
Other	138	446	301
Total mortgage-banking income	$2,008	$3,139	$1,757

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.27%	0.25%

Mortgage loans originated during 2013 decreased to $67.8 million compared to $97.4 million in 2012. Additionally, gain on sale of mortgage loans decreased during 2013 as compared with 2012 due to a decline in the volume of loans sold from $97.5 million during 2012 to $74.0 million during 2013. Fewer mortgage loans were sold in 2013 due the strategic decision to retain a higher portion of originated mortgage loans that would have otherwise normally been sold.

Mortgage-banking income during 2013 and 2012 was also negatively impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Gains, Net. During 2013, we realized net gains of $310 thousand on the sale of $48.4 million in book value of investment securities. The 2013 sales were the result of a strategic decision to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity. During 2012, we realized net gains of $10.5 million on the sale of $170.5 million in book value of investment securities. The 2012 sales were part of a strategic decision to realize a portion of the unrealized gains on the investment securities portfolio to offset a portion of the credit losses resulting primarily from the sale of problem assets at discounted prices to various counterparties and the resulting impact on regulatory capital. The proceeds from these sales were reinvested in investment securities or alternative investments. For additional disclosure regarding these investment securities sales, see Financial Condition, Investment Securities Available for Sale.

Trading Account Income. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. During 2013, net trading account gains totaled $170 thousand and related investment management expenses of $90 thousand were included in professional services expense, reflecting activity since the date of the initial investment in September 2013.

Gain on Sale of Branches. On July 1, 2012, we consummated the sale of our Rock Hill and Blacksburg, South Carolina branches. In connection with the sales, we sold real estate, equipment, substantially all of the loans, certain other assets, deposits and lease obligations associated with these two branches. We recorded a gain on sale of the branches, net of transaction costs, of $568 thousand in 2012.

Other. Other noninterest income increased $118 thousand (18.8%) from 2012 to 2013 primarily as a result of net earnings related to SBA activities totaling $70 thousand and an increase of $46 thousand in the cash surrender value of BOLI policies that were purchased during the fourth quarter 2013. Earnings on these policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs.

Noninterest Expense

In connection with the Strategic Project Plan and additional strategic and tactical actions to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on identifying and implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Examples of actions that have resulted in reductions to our overall expense base include:

●	Freezing most teammate salaries from May 2009 to February 2011 and from February 2012 through February 2013,
●	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,
●	Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially reinstated beginning July 1, 2013,
●	Eliminating officer perquisites,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and cosourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements related to the Retail Banking network and lending processes,
●	Consolidating two branches and selling two branches in 2012 and
●	More fully leveraging existing technology, implementing more advanced technology, automating manual processes and other process improvements.

Furthermore, the reduction of problem assets has resulted in reduced writedowns resulting from receipt of ongoing appraisals and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value. We have additional process improvement projects in process that are expected to result in further operational efficiencies.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Salaries and other personnel	$20,107	$21,088	$23,807
Occupancy	4,242	4,455	4,503
Furniture and equipment	3,731	3,378	3,807
Professional services	2,083	1,715	1,960
Federal Deposit Insurance Corporation deposit insurance assessment	1,439	1,861	3,012
Marketing	1,051	1,384	1,803
Foreclosed real estate writedowns and expenses	3,373	9,285	7,470
Loss (gain) on other loans held for sale	(326)	3,660	8,119
Loan workout	1,066	1,273	1,654
Other	5,567	5,251	7,247
Total noninterest expense	$42,333	$53,350	$63,382

Salaries and Other Personnel. Salaries and other personnel expense decreased $981 thousand (4.7%) from the 2012 to 2013 as a result of 17 fewer average full-time equivalent teammates, decreased use of contract personnel, lower benefit costs and lower commission expense. These reductions were largely due to the outsourcing and cosourcing of certain operational functions in 2012, the sale of two branches in July 2012, talent management initiatives and the transition of our trust and brokerage businesses. These declines were partially offset by increased incentives, reinstated employer match payments under the 401(k) Plan and one-time expenses associated with the transition of our trust and brokerage businesses. Our more recent headcount additions in 2013 were concentrated in production-oriented roles with direct revenue generating responsibilities. Effective January 1, 2014, based on a competitive analysis and client transaction volumes, we reduced our branch hours which we estimate will result in additional salaries and personnel expense savings in 2014.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $140 thousand (1.8%) from 2012 to 2013 primarily as a result of software costs related to technology initiatives designed to enhance the Client Experience and increase operational efficiencies. During 2012 and 2013 and continuing into 2014, we performed telecom and utility audits, consolidated phone carriers and appealed property tax assessments that resulted in expense savings that offset the increases resulting from our technology investments.

Professional Services. Professional services expense increased $368 thousand (21.5%) from the year ended December 31, 2012 to the year ended December 31, 2013. Contributing to this increase were professional services associated with the management of our Pension Plan, teammate training related to technology initiatives designed to enhance the Client Experience and increase operational efficiencies and fees associated with the management of our trading account assets. Professional services expense is expected to be higher in 2014 as compared to 2013 due to our ongoing initiatives designed to enhance the Client Experience and increase operational efficiencies as well as a full year of trading asset account management fees. However, these incremental professional fees are expected to be more than offset by reduced expenses in other categories. Starting in December 2013, we also began piloting reduced courier service between our branches from 5 days per week to 3 days per week. We plan to extend the reduced courier service to all of our branches in the first quarter 2014 and potentially reduce the service further from 3 days per week. The reduction in courier service will result in additional expense savings starting in 2014.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $422 thousand (22.7%) from 2012 to 2013. This reduction is attributed to a full year impact of a decline in our assessment base as well as an improved risk category effective during 2012.

Marketing. Marketing expense decreased $333 thousand (24.1%) from 2012 to 2013 primarily as a result of fewer marketing campaigns as compared to last year. Additionally, during 2012 marketing expenses were elevated as a result of client communications related to our branch reduction efforts.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $3.4 million for the year ended December 31, 2013 compared to $9.3 million for the year ended December 31, 2012. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third-party appraisals. The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

Foreclosed real estate writedowns and expenses during 2012 included costs associated with the problem asset sale. Additionally, included in foreclosed real estate writedowns and expenses during 2013 and 2012 were writedowns of $1.7 million and $5.1 million, respectively, related to residential lots in two of three separate communities related to one real estate development. In December 2013, ownership of the development was consolidated and the current owner is refining its development and marketing plan.  We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Loss (Gain) on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during 2013 compared to losses of $3.7 million during 2012. Loss (gain) on other loans held for sale represents writedowns and gains and losses on sales of problem loans classified as other loans held for sale. The decline in losses on other loans held for sale is a result of a reduction in the number of problem loans included in this portfolio. At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during 2013 resulting in the aforementioned gain.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the overall reduction in problem loans during 2012 and 2013, our loan workout expenses are expected to be lower and less volatile going forward.

Other. Other noninterest expense increased $316 thousand (6.0%) from 2012 to 2013. Contributing to the change were the following:

●

An increase in automated service costs primarily associated with our strategic decision to outsource our items processing function beginning in April 2012, which was offset by reductions in salaries, other personnel costs and equipment expense,

●

An increase in telecommunications costs primarily associated with additional network and communication services to support our Client Experience and operational efficiency enhancements. In addition, results for 2012 included one-time expense credits related to a telecommunications efficiency review,

●

An increase in technology costs resulting from initiatives designed to enhance the Client Experience and increased operational efficiencies such as upgraded real-time online banking and the addition of mobile banking and fraud detection software,

●	A decrease in the provision for unfunded commitments due to a reduction in unfunded loan commitments and
●	A decrease in branch closure expenses of $59 thousand associated with one-time costs incurred during 2012 related to our branch network reductions.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the year ended December 31, 2013 totaling $18.4 million included provisions for state income taxes of $1.2 million and $181 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The 2013 benefit also included a $22.4 million benefit related to the reversal of the valuation allowance on the net deferred tax assets that existed at December 31, 2012. That valuation allowance was originally established in 2010 as further described in Financial Condition, Net Deferred Tax Asset. The provision for income taxes for the year ended December 31, 2012 totaling $2.7 million resulted from changes in deferred taxes associated with investment securities available for sale.

For additional disclosure regarding the valuation allowance on our net deferred tax asset and the provision (benefit) for income taxes, see Critical Accounting Policies and Estimates, Deferred Tax Asset and Item 8. Financial Statements and Supplementary Data, Note 15, Income Taxes.

Recently Issued / Adopted Authoritative Pronouncements

For disclosure regarding recently issued and recently adopted authoritative pronouncements and the expected impact on our business, financial condition, results of operations and cash flows, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K and related data have been prepared in accordance with GAAP which requires the measurement of financial condition and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary.  As a result, interest rates have a more significant impact on the performance of a financial institution than the impact of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are impacted by inflation.  We are committed to continuing to actively manage the gap between our interest-sensitive assets and interest-sensitive liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign exchange rates, commodity prices and other relevant market rates and prices such as equity prices. Due to the nature of our operations, we are primarily exposed to interest-rate risk and liquidity risk. To a lesser degree we are also exposed to equity risk as variability in equity values impacts the amount of our trust and, to a lesser extent, brokerage income and the funded status of our Pension Plan, which was frozen in 2007.

Interest-rate risk within our Consolidated Balance Sheets consists of repricing, option and basis risks. Repricing risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest-rate caps and floors. These options allow our clients opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability. Basis risk is also present in administered-rate liabilities such as savings accounts, negotiable order of withdrawal accounts and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our ALCO and the Board of Directors monitor our interest-rate sensitivity and liquidity on an ongoing basis. The Board of Directors and the ALCO oversee market-risk management and establish risk measures, limits and policy guidelines for managing the amount of interest-rate risk and its impact on net interest income and capital. The ALCO uses a variety of measures to gain a comprehensive view of the magnitude of interest-rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest-rate relationships.

We utilize a simulation model as the primary quantitative tool in measuring the amount of interest-rate risk associated with changing market rates. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the coming 12-month and 24-month periods. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected Consolidated Balance Sheets. Other interest-rate related risks, such as prepayment, basis and option risk, are also considered in the model.

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

The following table summarizes, as of December 31, 2013, the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	12.01%
Up 300 basis points	8.39
Up 200 basis points	4.62
Up 100 basis points	0.95
Base
Down 100 basis points	(4.18)
Down 200 basis points	(5.94)
Down 300 basis points	(8.54)
Down 400 basis points	n/a

________

(1) The rising 100, 200, 300 and 400 basis point and falling 100, 200 and 300 basis point interest-rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

●	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics,
●	The computation of prospective impacts of hypothetical interest-rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results, and
●	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the internal control structure over financial reporting as of December 31, 2013 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Samuel L. Erwin	/s/ Roy D. Jones

Samuel L. Erwin	Roy D. Jones
Chief Executive Officer	Chief Financial Officer
Palmetto Bancshares, Inc.	Palmetto Bancshares, Inc.

                                                                       .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of Palmetto Bancshares, Inc. and Subsidiary’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited Palmetto Bancshares Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on Internal Control – Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 5, 2014

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents
Cash and due from banks	$38,178	$101,385
Total cash and cash equivalents	38,178	101,385

Federal Home Loan Bank stock, at cost	2,950	1,811
Trading account assets, at fair value	5,118	-
Investment securities available for sale, at fair value	214,383	264,502
Mortgage loans held for sale	1,722	6,114
Other loans held for sale	-	776

Loans, gross	767,513	738,282
Less: allowance for loan losses	(16,485)	(17,825)
Loans, net	751,028	720,457

Premises and equipment, net	23,367	24,796
Accrued interest receivable	3,535	3,910
Foreclosed real estate	7,502	10,911
Deferred tax asset, net	22,087	-
Bank-owned life insurance	11,617	1,571
Other assets	8,742	9,223
Total assets	$1,090,229	$1,145,456

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$178,075	$179,695
Interest-bearing	729,285	843,547
Total deposits	907,360	1,023,242

Retail repurchase agreements	18,175	15,357
Federal Home Loan Bank advances	35,000	-
Accrued interest payable	48	450
Other liabilities	5,829	8,027
Total liabilities	966,412	1,047,076

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,784,605 and 12,754,045 issued and outstanding at December 31, 2013 and 2012, respectively	127	127
Capital surplus	144,624	143,342
Accumulated deficit	(10,641)	(38,372)
Accumulated other comprehensive loss, net of tax	(10,293)	(6,717)
Total shareholders' equity	123,817	98,380

Total liabilities and shareholders' equity	$1,090,229	$1,145,456

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Interest income
Interest earned on cash and cash equivalents	$100	$209	$347
Dividends received on Federal Home Loan Bank stock	39	47	48
Interest earned on trading account assets	38	-	-
Interest earned on investment securities available for sale	4,017	5,059	6,921
Interest and fees earned on loans	38,344	40,075	44,502
Total interest income	42,538	45,390	51,818

Interest expense
Interest expense on deposits	2,257	5,136	9,334
Interest expense on retail repurchase agreements	2	2	20
Interest expense on Federal Home Loan Bank advances	-	-	72
Interest expense on other borrowings	1	-	-
Total interest expense	2,260	5,138	9,426

Net interest income	40,278	40,252	42,392

Provision for loan losses	3,465	13,075	20,500

Net interest income after provision for loan losses	36,813	27,177	21,892

Noninterest income
Service charges on deposit accounts, net	6,902	6,691	7,547
Fees for trust, investment management and brokerage services	2,039	3,092	3,083
Mortgage-banking	2,008	3,139	1,757
Debit card and automatic teller machine income, net	2,400	2,171	1,915
Bankcard services	261	247	238
Investment securities gains, net	310	10,494	157
Trading account income	170	-	-
Gain on sale of branches	-	568	-
Other	746	628	729
Total noninterest income	14,836	27,030	15,426

Noninterest expense
Salaries and other personnel	20,107	21,088	23,807
Occupancy	4,242	4,455	4,503
Furniture and equipment	3,731	3,378	3,807
Professional services	2,083	1,715	1,960
Federal Deposit Insurance Corporation deposit insurance assessment	1,439	1,861	3,012
Marketing	1,051	1,384	1,803
Foreclosed real estate writedowns and expenses	3,373	9,285	7,470
Loss (gain) on other loans held for sale	(326)	3,660	8,119
Loan workout	1,066	1,273	1,654
Other	5,567	5,251	7,247
Total noninterest expense	42,333	53,350	63,382

Income (loss) before provision (benefit) for income taxes	9,316	857	(26,064)

Provision (benefit) for income taxes	(18,415)	2,721	(2,664)

Net income (loss)	$27,731	$(1,864)	$(23,400)

Common and per share data
Net income (loss) - basic	$2.17	$(0.15)	$(1.86)
Net income (loss) - diluted	2.17	(0.15)	(1.86)
Cash dividends	-	-	-
Book value	9.68	7.71	8.13

Average common shares issued and outstanding	12,658,752	12,639,379	12,555,247
Average diluted common shares issued and outstanding	12,658,752	12,639,379	12,555,247

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended December 31,
	2013	2012	2011

Net income (loss)	$27,731	$(1,864)	$(23,400)

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	(7,532)	(18,854)	8,568
Plus: reclassification adjustment of net gains included in net income (loss)	310	10,494	157
Increase (decrease) in net unrealized gains on investment securities available for sale	(7,222)	(8,360)	8,725

Defined benefit pension plan
Change in net actuarial loss	1,392	1,292	(1,852)
Change in net actuarial loss of defined benefit pension plan	1,392	1,292	(1,852)

Other comprehensive income (loss), pretax	(5,830)	(7,068)	6,873

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	(2,254)	(2,721)	2,664

Other comprehensive income (loss), net of tax	(3,576)	(4,347)	4,209

Comprehensive income (loss)	$24,155	$(6,211)	$(19,191)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total

Balance, December 31, 2010	47,409,078	$474	$133,112	$(13,108)	$(6,579)	$113,899

Net loss				(23,400)		(23,400)
Other comprehensive income, net of tax					4,209	4,209
Compensation expense related to stock options and restricted stock granted under equity award plans		1	822			823
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	427,114					-
Common stock issued pursuant to Follow-On Offering	3,070,030	31	7,920			7,951
One-for-four reverse stock split, as of June 28, 2011	(38,179,834)	(379)	379			-

Balance, December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(1,864)		(1,864)
Other comprehensive loss, net of tax					(4,347)	(4,347)
Compensation expense related to stock options and restricted stock granted under equity award plans			1,109			1,109
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	27,637					-
Other changes	20

Balance, December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				27,731		27,731
Other comprehensive loss, net of tax					(3,576)	(3,576)
Exercise of stock options	11,250		124			124
Compensation expense related to stock options and restricted stock granted under equity award plans			1,158			1,158
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	19,309					-
Other changes	1

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
Operating Activities	2013	2012	2011
Net income (loss)	$27,731	$(1,864)	$(23,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,581	2,529	2,452
Amortization of unearned discounts / premiums on investment securities available for sale, net	4,992	6,031	4,959
Deferred income tax expense (benefit)	(19,834)	2,721	(2,663)
(Increase) decrease in income tax refunds receivable	-	(510)	7,436
Provision for loan losses	3,465	13,075	20,500
Trading account gains, net	(170)	-	-
Purchases of trading account assets, net	(4,948)	-	-
Gain on sale of branches	-	(568)	-
Gain on sales of mortgage loans held for sale, net	(1,803)	(2,585)	(871)
Gain on sales of Small Business Administration loans	(207)	(162)	-
Loss (gain) on other loans held for sale	(326)	3,660	8,119
Writedowns, gains and losses on sales of foreclosed real estate, net	2,977	8,617	6,086
Loss on prepayment of Federal Home Loan Bank advances	-	-	412
Investment securities gains, net	(310)	(10,494)	(157)
Originations of mortgage loans held for sale	(67,811)	(97,400)	(49,581)
Proceeds from sales of mortgage loans held for sale	74,006	97,519	51,597
Proceeds from sales of Small Business Administration loans	2,222	1,830	-
Proceeds from sales of other loans held for sale	1,102	13,922	7,952
Compensation expense on equity-based awards	1,158	1,109	823
(Increase) decrease in interest receivable and other assets, net	811	1,572	(1,053)
Decrease in interest payable and other liabilities, net	(1,208)	(1,906)	(2,488)
Net cash provided by operating activities	24,428	37,096	30,123

Investing Activities
Proceeds from sales of investment securities available for sale	48,660	181,014	4,267
Proceeds from maturities and repayments of investment securities available for sale	52,696	72,495	90,794
Purchases of investment securities available for sale	(63,141)	(260,916)	(133,354)
Purchases of Federal Home Loan Bank stock	(1,570)	-	-
Proceeds from redemption of Federal Home Loan Bank stock	431	1,691	3,283
Repayments on other loans held for sale	-	70	13,294
Increase in gross loans, net	(38,592)	(4,385)	(6,519)
Purchase of bank-owned life insurance	(10,000)	-	-
Proceeds on sale of foreclosed real estate	2,973	13,524	13,397
Purchases of premises and equipment, net	(1,152)	(1,521)	(1,846)
Payment for sale of branches, net	-	(32,272)	-
Net cash used for investing activities	(9,695)	(30,300)	(16,684)

Financing Activities
Increase in transaction, money market and savings deposits, net	26,327	36,980	38,809
Decrease in time deposits, net	(142,209)	(36,842)	(147,990)
Increase (decrease) in retail repurchase agreements, net	2,818	(8,501)	3,138
Proceeds from Federal Home Loan Bank advances	35,000	-	-
Repayment of Federal Home Loan Bank advances	-	-	(35,412)
Proceeds from issuance of common stock, net	-	-	7,951
Proceeds from exercise of stock options	124	-	-
Net cash used for financing activities	(77,940)	(8,363)	(133,504)
Net change in cash and due from banks	(63,207)	(1,567)	(120,065)
Cash and due from banks, beginning of period	101,385	102,952	223,017
Cash and due from banks, end of period	$38,178	$101,385	$102,952

Supplemental cash flow disclosures
Cash paid (received) during the period for:
Interest expense	$2,662	$5,242	$10,059
Income taxes paid (refunds received), net	-	510	(7,436)
Significant noncash activities
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax	(4,481)	(5,187)	5,414
Decrease (increase) in defined benefit pension plan net actuarial loss, net of tax	905	840	(1,205)
Loans transferred from gross loans to other loans held for sale	2,015	21,383	1,224
Loans transferred from gross loans to foreclosed real estate, at fair value	2,541	3,575	18,077
Loans transferred from other loans held for sale to gross loans, at fair value	-	6,143	14,752
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	-	1,814	9,086

See Notes to Consolidated Financial Statements

 PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. Through its Retail, Commercial and Wealth Management businesses, the Bank specializes in providing financial solutions to consumers and businesses with deposit and cash management products, loans (including consumer, Small Business Administration (“SBA”), commercial, corporate, mortgage, credit card and automobile), lines of credit, trust, brokerage, private banking, financial planning and insurance throughout our primary market area of the nine counties located in northwest South Carolina which includes the counties of Abbeville, Anderson, Cherokee, Greenville, Greenwood, Laurens, Oconee, Pickens, and Spartanburg (commonly referred to as the “Upstate”).

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included in this Annual Report on Form 10-K.

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesess for improved accountability and go-to-market strategies. The Company has limited financial information for these businesses, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at December 31, 2013, the Company had one reportable segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the year ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of overall risk: economic and regulatory. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company's loan portfolio resulting from borrowers' inability or unwillingness to make contractually required interest and principal payments, default on repayment of investment securities and trading account assets, and the risk of other counterparties such as insurance providers failing to make contractually required payments to the Company. Market risk primarily includes interest-rate risk. The Company is exposed to interest-rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of investment securities, trading account assets, loans held for sale, the value of the collateral underlying loans and the value of real estate held by the Company. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of defaults and losses if those borrowers, or the value of such type of collateral, are adversely impacted by economic or other factors that are particularly applicable to such borrowers or collateral. Concentration of credit risk is also similarly applicable to the investment securities portfolio, trading account assets and bank-owned life insurance (“BOLI”) policies.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by collateral as determined by the FHLB.

As an FHLB member, the Company is required to purchase and maintain stock in the FHLB. No ready market exists for this stock, and it has no quoted market value. The stock is recorded at historical cost and redemptions are conducted at book value. Purchases and redemptions are normally transacted each quarter to adjust the Company’s investment to an amount based on the FHLB requirements, and requests for redemptions are met at the discretion of the FHLB. The Company has experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB.

Trading Account Assets

The Company invests in an account that is managed by a third party and invests in securities that are actively traded. Trading account assets are reported at estimated fair value as Trading account assets on the Consolidated Balance Sheet. Interest income on trading account assets is reported as interest income in the Consolidated Statement of Income (Loss). Unrealized gains and losses and realized gains and losses on the sales of trading account assets are included in Other noninterest income in the Consolidated Statement of Income (Loss). Account management fees and related expenses are included in Professional services expense.

Investment Securities Available for Sale

The Company’s investment securities are classified into three categories: held-to-maturity, trading and available for sale. Held-to-maturity investment securities include debt securities that the Company has the intent and ability to hold until maturity and are reported at amortized cost. Available for sale investment securities include debt and equity investment securities that the Company determines may be sold at a future date or that it does not have the intent or ability to hold to maturity. Available for sale investment securities are reported at fair value with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity, net of deferred income taxes. Any other-than-temporary impairment related to credit losses would be recognized through earnings while any other-than-temporary impairment related to other factors would be recognized in other comprehensive income (loss). Realized gains or losses on available for sale investment securities are computed on a specific identification basis.

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

Unamortized premiums and discounts are recognized in interest income over the contractual life of the security using the effective interest method. As principal repayments are received on securities a pro-rata portion of the unamortized premium or discount is recognized in interest income. Accretion of unamortized discounts is discontinued for investment securities that fall below investment grade.

Mortgage and Other Loans Held for Sale

Mortgage and other loans originated with the intent to sell, or for which a decision to sell is made subsequent to origination, are reported at the lower of cost or estimated fair value. Net unrealized losses, if necessary, are provided for through a valuation allowance charged to income. Gain or loss on sale of mortgage and other loans held for sale are recognized at the time of sale and are based on proceeds received, the value of any servicing rights recognized, the carrying amount of the loans at the time of sale and any interests the Company continues to hold based on relative fair value at the date of transfer.

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Unearned income, deferred fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan.

Past due and delinquent status is based on contractual terms. Interest income on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

The accrual of interest income is discontinued when it is determined there is a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the client. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company. Loans may be manually placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability. When a loan is placed in nonaccrual status, accrued interest income receivable is reversed. Thereafter, any cash payments received on a nonaccrual loan are applied as a principal reduction until the entire amortized cost of the loan has been recovered. Any additional amounts received are reflected in interest income. Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

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

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loan, or if the related loan is held for sale, until the loan is sold. Recognition of deferred fees and costs is discontinued on nonaccrual loans until they return to accrual status or are charged-off. Deferral of direct loan origination costs are reported as a reduction of Salaries and other personnel expense.

Allowance for Loan Losses

The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date. Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the overall loan portfolio, economic conditions that may impact the overall loan portfolio or an individual borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience and borrower and collateral specific considerations for loans individually evaluated for impairment.

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents the Company’s best estimate of probable inherent losses that have been incurred within the existing loan portfolio and is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. The Company’s allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. The process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans and loans charged-off or recovered, among other factors.

The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance for loan losses may be allocated for specific loans. However, the entire allowance for loan losses is available for any loan that, in the Company’s judgment, should be charged-off. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires significant estimates of current credit risks and future trends, all of which may undergo material changes. While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications and collateral valuation.

Allowances for loan losses on specific loans are recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the client’s industry. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans in nonaccrual status.

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. Historical loss ratios are calculated for pools of similar loans with similar characteristics based on the proportion of actual loan net charge-offs to the total population of loans in the pool. A five-year look-back period is used to compute historical loss rates. However, given the increase in loan charge-offs beginning in 2009, since then a three-year look-back period has also been used for computing historical loss rates as an additional reference point in determining the allowance for loan losses.

These historical loss percentages are increased or decreased for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors considered in the determination of the allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation, changes in delinquent, nonaccrual and troubled debt restructured loan trends, trends in risk ratings and net loans charged-off, concentrations of credit, competition, legal and regulatory requirements, trends in the nature and volume of the loan portfolio, national and local economic and business conditions, collateral valuations, the experience and depth of lending management, lending policies and procedures, underwriting standards and practices, the quality of loan review systems and the degree of oversight by the Board of Directors, peer comparisons and other external factors. The general reserve portion of the allowance for loan losses determined using the historical loss rates and qualitative factors is then combined with the specific allowance on loans individually evaluated for impairment to determine the total allowance for loan losses.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Each impaired loan is individually reviewed to determine whether the impairment should be recorded as a charge-off or a reserve based on an assessment of the status of the borrower and the underlying collateral. In general, for collateral-dependent loans, the impairment is recorded as a charge-off unless the fair value of the collateral was based on an internal valuation pending receipt of a third-party appraisal or other extenuating circumstances. Consumer loan accounts are generally charged-off based on predefined past due time periods.

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

Reserve for Unfunded Commitments

The Company estimates probable losses related to unfunded lending commitments. The same credit policies are used in making and monitoring lending commitments as are used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most commitments to extend credit have adverse change clauses that allow the Company to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of the loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded lending commitments is included in Other liabilities in the Consolidated Balance Sheets. Changes to the reserve for unfunded commitments are recorded through Other noninterest expense in the Consolidated Statements of Income (Loss).

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

Foreclosed Real Estate

Foreclosed real estate is initially recorded at fair value less estimated selling costs thereby establishing a new cost basis. Fair value of foreclosed real estate is subsequently reviewed regularly and writedowns are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated selling costs. Subsequent increases in the fair value of foreclosed real estate are recognized through a reduction of the specific valuation allowance to the extent of previous writedowns. Writedowns resulting from the periodic re-evaluation of, costs related to holding, and gains and losses on the sale of foreclosed properties are charged against income. Costs to develop and improve foreclosed properties are capitalized.

Servicing Rights

The Company recognizes residential mortgage-servicing rights assets and SBA loan servicing rights assets (collectively referred to as “servicing rights”) upon the sale of SBA and residential mortgage loans for which the Company retains the underlying servicing obligation. Servicing rights assets are initially measured at fair value and amortized to expense over the estimated life of the servicing obligation.

The fair value of servicing rights is determined at the date of sale of the underlying loan using the present value of estimated future net servicing income using assumptions that market participants use in their valuation estimates. The Company presents its servicing rights assets at the lower of cost or fair value in Other assets in the Consolidated Balance Sheets.

For servicing rights, we utilize the expertise of third-party consultants on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third-party consultants, reviewed and approved by us and used to estimate the fair value of our servicing rights portfolio. Amortization of the servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Expected prepayment rates are estimated based on current interest-rate levels, other economic conditions, market forecasts and relevant characteristics of the servicing rights portfolio such as loan types, interest-rate stratification and recent prepayment experience.

Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment is measured on a disaggregated basis for each stratum of the servicing rights, which is segregated based on predominate risk characteristics including interest rate and loan type. Subsequent increases in value are recognized to the extent of previously recorded impairment for each stratum.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees (which we refer to as “teammate”). All premiums were paid by the Company and the Company is the sole beneficiary. These policies are recorded in the Consolidated Balance Sheets at their cash surrender value as provided by the insurance carriers. Income from these policies is recorded in other noninterest income.

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

Accumulated Other Comprehensive Income (Loss)

The Company reports changes in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

Changes in the market value of investment securities available for sale are recorded through accumulated other comprehensive income (loss). Additionally, accumulated other comprehensive income (loss) adjustments related to the defined benefit pension plan (the “Pension Plan”) are recorded on an annual basis. These adjustments relate to the actuarial gains and losses and the amortization of prior service costs and credits and any remaining transition amounts that had not yet been recognized through net periodic benefit cost.

Income Taxes

The Company files consolidated federal and state income tax returns. Federal income tax expense or benefit is allocated to the Bank on a separate return basis. The Company accounts for income taxes based on two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions, if any. Interest and penalties, if any, are recognized as a component of income tax expense.

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

The Company reviews deferred tax assets for recoverability based on carryback ability, history of earnings, expectations for future earnings and the expected timing of reversals of temporary differences. Realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income available under tax law including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, projections of future operating results, cumulative tax losses over the past three years, tax loss deductibility limitations and available tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders represents income (loss) applicable to common shareholders which is net income (loss) less income allocated to participating securities. For diluted net income (loss) per common share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. If dilutive, common stock equivalents are calculated for stock options and restricted stock using the treasury stock method. Potential common shares are not included in the denominator of the diluted net income (loss) per common share computation when inclusion would be anti-dilutive.

Participating securities are unvested share-based payment awards that contain nonforfeitable rights to dividends and are included in computing net income per common share using the two-class method. The two-class method is an earnings allocation formula under which net income per share is calculated for participating securities according to dividends declared and undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. For purposes of applying the two-class method, the Company’s unvested restricted stock awards are considered participating securities since those shares have a nonforfeitable right to any cash dividends declared and paid to common shareholders. For additional disclosure regarding the Company’s restricted stock awards, see Note 17, Equity-Based Compensation.

Pension Plan

The funded status of our Pension Plan is the difference between the plan assets and the projected benefit obligation at the balance sheet date. The underfunded status of our Pension Plan is recognized on the Consolidated Balance Sheets in Other liabilities.

Equity-Based Compensation

Compensation expense for restricted stock and stock option awards is measured at fair value and recognized as compensation expense in the Consolidated Statements of Income (Loss) over the service period for grants that have time / service-based vesting provisions.  The fair value of restricted stock is determined based on the fair value of the common stock at the time of the grant. The fair value of stock options is estimated using an option-pricing model that takes into account fair value of the Company’s common stock, volatility measures, level of interest rates, term of the option and estimated prevesting forfeiture rates.

Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. Stock option and restricted stock awards are subject to pro-rata restrictions as to continuous employment for a specified time period following the date of grant. In addition, certain stock option and restricted stock awards are also subject to specified performance objectives. During these restriction periods, the holder of restricted stock awards is entitled to full voting rights and any dividends declared.

Derivative Financial Instruments and Hedging Activities

All derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the Company elects and the derivative qualifies for hedge accounting. The Company did not apply hedge accounting to any of its derivative instruments for the years ended December 31, 2013, 2012 or 2011. As a result, all of the changes in fair value of derivatives are reported in current earnings.

The Company’s only derivative instruments are related to its mortgage-banking activities. The Company originates certain residential mortgage loans with the intention of selling these loans. Between the time the Company enters into an interest-rate lock commitment to originate a residential mortgage loan and the time the loan is closed and sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to-be-issued” loans. The commitments to originate residential mortgage loans and forward sales commitments are freestanding derivative instruments. Fair value adjustments on these derivative instruments are recorded within Mortgage-banking income in the Consolidated Statements of Income (Loss).

Fair Value Measurements

The Company provides disclosures about the fair value of assets and liabilities recognized in the Consolidated Balance Sheets in periods subsequent to initial recognition including whether the measurements are made on a recurring basis (for example, trading account assets and investment securities available for sale) or on a nonrecurring basis (for example, mortgage and other loans held for sale).

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect our estimates of market data. The three-level hierarchy that is used to classify fair value measurements includes:

●

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

●

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments the Company classifies as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place involving similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and other loans held for sale as well as impaired loans and foreclosed real estate valued by independent collateral appraisals based on recent sales of comparable properties.

●

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimate of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option-pricing models, discounted cash flow models and similar techniques.

The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters. In certain cases when observable market inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary-market activities could result in observable market inputs becoming unavailable. When significant adjustments to available observable inputs are required, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows and appropriate risk premiums is acceptable.

Valuation of the Company’s Common Stock

The Company utilizes the market price of its common stock within various valuations and calculations relating to the Pension Plan assets, teammate retirement accounts, granting of equity-based compensation awards, the calculation of diluted net income (loss) per common share and the valuation of such stock serving as loan collateral.

On August 18, 2011, shares of the Company’s common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol PLMT. The Company uses the closing price of its common stock as reported on NASDAQ to obtain the value of its common stock as of each valuation date or award date.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) to address questions about the scope of balance sheet offsetting guidance pursuant to master netting arrangements as outlined in ASU 2011-11. Specifically, ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. The amendments were effective for the Company on January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to address the reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 effective January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-10 Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”) to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest-rate risk). The provisions were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within GAAP. The amendment does not affect existing requirements, however it will be used by the FASB, the Private Company Council and the Emerging Issues Task Force in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have a material impact on its financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a Consensus of the FASB Emerging Issues Task Force) (“ASU 2014-01”) to modify the criteria an entity must meet to account for a low-income housing tax credit investment by using the measurement and presentation alternative in ASC 323-740. This method permits an investment’s performance to be presented net of the related tax benefits as part of income tax expense. ASU 2014-01 is likely to increase the number of low-income housing tax credit investments that would qualify for this method. The new guidance also simplifies the amortization method an entity uses when it qualifies for and elects to apply the accounting permitted under ASC 323-740 by establishing a proportional-amortization method that replaces the effective-yield method previously required. The amendments should be applied retrospectively to all periods presented and are effective for public entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-01to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of December 31, 2013, after taking into consideration the Bank’s levels of vault cash, reserves of $3.9 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to bankcard and public fund agreements totaled $706 thousand and $704 thousand at December 31, 2013 and 2012, respectively.

3.     Trading Account Assets

The following table summarizes the components of trading account assets at December 31, 2013 (in thousands). There were no trading account assets at December 31, 2012.

Municipal bonds	$3,771
Insured bank deposits	1,347
Total trading account assets	$5,118

The following table summarizes net realized gains and the change in net unrealized gains on trading account assets included in trading account asset noninterest income on the Consolidated Statement of Income (Loss) for the year ended December 31, 2013 (in thousands).

Municipal bonds
Realized gains, net	$139
Unrealized gains, net due to changes in fair value relative to assets held at end of period	31
Total trading account gains, net	$170

Funds invested in the trading account may not be withdrawn for one year from the date of initial investment and, therefore, are restricted though September 2014.

Ratings

The following table summarizes Moody’s ratings of municipal bond trading account assets, based on fair value, at December 31, 2013.

Municipal
bonds
Aaa	13%
Aa1 - A3	67
Baa1	2
Not rated	18
Total	100%

The following table summarizes Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at December 31, 2013.

Municipal
bonds
Aaa	18%
Aa+	13
Aa - A-	57
Not rated	12
Total	100%

All municipal bond trading account assets were rated by either Moody’s or Standard and Poor’s at December 31, 2013.

4.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income (loss) and fair values of investment securities available for sale at the dates indicated (in thousands). At December 31, 2013 and 2012, the Company did not have any investment securities classified as held-to-maturity.

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$7,393	$138	$(71)	$7,460
Collateralized mortgage obligations (federal agencies)	97,303	30	(4,201)	93,132
Other mortgage-backed (federal agencies)	76,852	95	(927)	76,020
SBA loan-backed (federal agency)	37,655	258	(142)	37,771
Total investment securities available for sale	$219,203	$521	$(5,341)	$214,383

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$11,247	$283	$-	$11,530
Collateralized mortgage obligations (federal agencies)	122,444	1,219	(155)	123,508
Other mortgage-backed (federal agencies)	62,581	1,328	(92)	63,817
SBA loan-backed (federal agency)	65,828	182	(363)	65,647
Total investment securities available for sale	$262,100	$3,012	$(610)	$264,502

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,010	$71	-	$-	$-	1	$1,010	$71
Collateralized mortgage obligations (federal agencies)	14	62,251	2,863	9	29,123	1,338	23	91,374	4,201
Other mortgage-backed (federal agencies)	20	64,428	774	1	1,517	153	21	65,945	927
SBA loan-backed (federal agency)	4	14,468	73	3	5,306	69	7	19,774	142
Total	39	$142,157	$3,781	13	$35,946	$1,560	52	$178,103	$5,341

	December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
Collateralized mortgage obligations (federal agencies)	7	$23,301	$109	9	$9,547	$46	16	$32,848	$155
Other mortgage-backed (federal agencies)	3	14,586	92	-	-	-	3	14,586	92
SBA loan-backed (federal agency)	6	25,115	363	-	-	-	6	25,115	363
Total	16	$63,002	$564	9	$9,547	$46	25	$72,549	$610

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at December 31, 2013, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at December 31, 2013.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	-%	100%	100%	100%
Aa1 - A1	77	-	-	-
Baa1	6	-	-	-
Not rated	17	-	-	-
Total	100%	100%	100%	100%

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at December 31, 2013.

	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	-%	-%	2%	-%
Aa+	-	100	98	100
Aa - Aa-	33	-	-	-
Not rated	67	-	-	-
Total	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at December 31, 2013.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at December 31, 2013 by contractual maturity and estimated principal repayment distribution (in thousands). State and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$3,978	$4,018
Due after one year through five years	2,334	2,432
Due after five years through ten years	1,081	1,010
Due after ten years	-	-
State and municipal	7,393	7,460

Due in one year or less	3,570	3,592
Due after one year through five years	13,833	13,421
Due after five years through ten years	79,900	76,119
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	97,303	93,132

Due in one year or less	-	-
Due after one year through five years	40,158	40,076
Due after five years through ten years	17,209	16,800
Due after ten years	19,485	19,144
Other mortgage-backed (federal agencies)	76,852	76,020

Due in one year or less	-	-
Due after one year through five years	25,978	25,966
Due after five years through ten years	2,851	2,836
Due after ten years	8,826	8,969
SBA loan-backed (federal agency)	37,655	37,771

Total investment securities available for sale	$219,203	$214,383

The weighted-average duration of the investment securities available for sale portfolio was 5.1 years, based on expected prepayment activity, at December 31, 2013.

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	December 31,
	2013	2012
Public funds deposits	$119,591	$106,642
Federal Reserve line of credit	1,411	1,583
Total investment securities available for sale pledged	$121,002	$108,225

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Realized gains	$471	$10,499	$157
Realized losses	(161)	(5)	-
Net realized gains	$310	$10,494	$157

5.     Loans

In the tables below, loan classes are based on the Federal Deposit Insurance Corporation’s (“FDIC”) classification code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

The tabular disclosures in this Note include amounts related to other loans held for sale, which are reported separately from the Company’s gross loan portfolio on the Consolidated Balance Sheets and are subject to different accounting and reporting standards. Inclusion of other loans held for sale with the related disclosures for gross loans provides a more accurate and relevant picture of the Company’s historical credit exposures.

Composition

The following table summarizes gross loans and other loans held for sale, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2013		December 31, 2012
	Total	% of total	Total	% of total

Commercial real estate	$455,452	59.4%	$459,212	62.1%
Single-family residential	178,125	23.2	168,180	22.8
Commercial and industrial	73,078	9.5	51,661	7.0
Consumer	50,099	6.5	50,574	6.8
Other	10,759	1.4	9,431	1.3
Total loans	$767,513	100.0%	$739,058	100.0%
Less: other loans held for sale	-		(776)
Loans, gross	$767,513		$738,282

Residential mortgage loans serviced for the benefit of others amounted to $384.5 million and $388.7 million at December 31, 2013 and 2012, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Net unearned income and deferred fees totaled $643 thousand and $320 thousand at December 31, 2013 and 2012, respectively.

Pledged

To borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At December 31, 2013 and 2012, $205.2 million and $201.2 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $90.2 million and $79.9 million, respectively, were available as lendable collateral.

At December 31, 2013 and 2012, $794 thousand and $2.5 million, respectively, of loans were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $651 thousand and $2.2 million, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at December 31, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$76,558	10.0%	58.9%
Multifamily residential	10,417	1.3	8.0
Nonfarm nonresidential	368,477	48.0	283.6
Total loans secured by commercial real estate	$455,452	59.3%	350.5%

The following table further categorizes loans secured by commercial real estate at December 31, 2013 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$19,636	2.6%	15.1%
Land development - commercial	7,632	1.0	5.9
Land development - residential	8,047	1.0	6.2
Commercial construction:
Retail	1,702	0.2	1.3
Office	5,839	0.8	4.5
Multifamily	8,430	1.1	6.5
Industrial and warehouse	614	0.1	0.5
Miscellaneous commercial	7,739	1.0	5.9
Total development commercial real estate loans	59,639	7.8	45.9

Existing and other commercial real estate loans
Secured by:
Hotel / motel	54,439	7.1	41.9
Retail	24,981	3.2	19.2
Office	13,031	1.7	10.0
Multifamily	10,417	1.4	8.0
Industrial and warehouse	7,770	1.0	6.0
Healthcare	13,901	1.8	10.7
Miscellaneous commercial	111,129	14.5	85.5
Residential construction - speculative	162	-	0.2
Total existing and other commercial real estate loans	235,830	30.7	181.5

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	143,226	18.6	110.2
Commercial construction - owner-occupied	8,929	1.2	6.9
Residential construction - contract	7,828	1.0	6.0
Total commercial real estate owner-occupied and residential loans	159,983	20.8	123.1

Total loans secured by commercial real estate	$455,452	59.3%	350.5%

Asset Quality

The Company’s loan portfolio is currently weighted toward commercial real estate lending. Commercial real estate loans have higher risks than other real estate loans because repayment is sensitive to interest-rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. Commercial and industrial loans are generally secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally incorporate a personal guarantee. In the case of loans secured by accounts receivable or inventory, the availability of funds for repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Underwriting standards for single-family real estate purpose loans are heavily regulated by statutory requirements. However, these loans have risks associated with declines in collateral value. Many consumer loans are unsecured and depend solely on the client’s availability of funds for the repayment of the loans.

The Company regularly monitors the credit quality of its loan portfolio. Credit quality refers to the current and expected ability of clients to repay their obligations according to the contractual terms of their loans. Credit quality is evaluated through assignment of individual loan grades as well as past due and performing status analysis. Credit-quality indicators allow the Company to assess the inherent loss on certain individual loans and pools of loans.

The Company uses an internal risk rating system to classify and monitor the credit quality of all commercial loans. Loan risk ratings are based on a graduated scale representing increasing likelihood of loss. Responsibility for the assignment of risk ratings to commercial loans rests with the individual loan officer assigned to each loan subject to verification by the Credit Administration department, which is independent of the loan officers. Risk ratings are also reviewed periodically by an independent third-party loan review firm that reports directly to the Board of Directors. Individual loan officers are also responsible for ensuring risk ratings remain appropriate over the life of the loan. Commercial loan risk ratings are summarized as follows:

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

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,025	259	69,954	80,238
Grade 4	34,654	887	171,585	207,126
Grade W	8,679	9,079	83,843	101,601
Grade 5	2,202	-	16,727	18,929
Grade 6	4,400	181	24,352	28,933
Grade 7	803	-	1,604	2,407
Not risk rated*	15,795	11	412	16,218
Total	$76,558	$10,417	$368,477	$455,452

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$879
Grade 2	1,186
Grade 3	8,830
Grade 4	51,167
Grade W	5,151
Grade 5	2,361
Grade 6	2,923
Grade 7	494
Not risk rated	87
Total	$73,078

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$69,121	$101,100	$3,802	$174,023
Nonperforming	797	3,176	129	4,102
Total	$69,918	$104,276	$3,931	$178,125

	Credit cards	All other consumer	Total consumer
Performing	$-	$49,863	$49,863
Nonperforming	1	235	236
Total	$1	$50,098	$50,099

Other
Performing	$10,759
Nonperforming	-
Total	$10,759

The following table summarizes various internal credit-quality indicators on gross loans and other loans held for sale, by class, at December 31, 2012 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Commercial real estate in other loans held for sale	Total commercial real estate
Grade 1	$-	$-	$2,643	$-	$2,643
Grade 2	-	-	-	-	-
Grade 3	10,384	404	83,554	-	94,342
Grade 4	22,384	1,391	151,956	-	175,731
Grade W	6,735	2,431	73,306	-	82,472
Grade 5	3,354	7,183	28,910	-	39,447
Grade 6	4,000	246	38,328	-	42,574
Grade 7	2,780	-	1,801	776	5,357
Not risk rated*	16,486	4	156	-	16,646
	$66,123	$11,659	$380,654	$776	$459,212
Less: commercial real estate included in other loans held for sale					(776)
Total					$458,436

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$3,462
Grade 2	208
Grade 3	7,210
Grade 4	28,293
Grade W	7,330
Grade 5	677
Grade 6	3,701
Grade 7	732
Not risk rated	48
Total	$51,661

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$58,935	$99,080	$4,608	$162,623
Nonperforming	816	4,442	299	5,557
Total	$59,751	$103,522	$4,907	$168,180

	Credit cards	All other consumer	Total consumer
Performing	$-	$50,310	$50,310
Nonperforming	17	247	264
Total	$17	$50,557	$50,574

Other
Performing	$9,429
Nonperforming	2
Total	$9,431

The following table summarizes delinquencies, by class, at December 31, 2013 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$82	$3,872	$3,954	$72,604	$76,558
Multifamily residential	-	181	181	10,236	10,417
Nonfarm nonresidential	1,199	4,832	6,031	362,446	368,477
Total commercial real estate	1,281	8,885	10,166	445,286	455,452

Single-family real estate, revolving, open-end loans	148	797	945	68,973	69,918
Single-family real estate, closed-end, first lien	1,091	3,176	4,267	100,009	104,276
Single-family real estate, closed-end, junior lien	41	129	170	3,761	3,931
Total single-family residential	1,280	4,102	5,382	172,743	178,125

Commercial and industrial	306	1,885	2,191	70,887	73,078

Credit cards	-	1	1	-	1
All other consumer	335	235	570	49,528	50,098
Total consumer	335	236	571	49,528	50,099

Farmland	-	-	-	3,394	3,394
Obligations of states and political subdivisions of the U.S.	-	-	-	497	497
Other	-	-	-	6,868	6,868
Total other	-	-	-	10,759	10,759

Loans, gross	$3,202	$15,108	$18,310	$749,203	$767,513

Additional interest income of $757 thousand would have been reported during the year ended December 31, 2013 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. The Company’s earnings did not include this interest income.

The following table summarizes delinquencies, by class, at December 31, 2012 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Total
Construction, land development and other land loans	$175	$5,467	$5,642	$61,257	$66,899
Multifamily residential	245	-	245	11,414	11,659
Nonfarm nonresidential	4,574	3,732	8,306	372,348	380,654
Total commercial real estate	4,994	9,199	14,193	445,019	459,212

Single-family real estate, revolving, open-end loans	245	816	1,061	58,690	59,751
Single-family real estate, closed-end, first lien	1,441	4,442	5,883	97,639	103,522
Single-family real estate, closed-end, junior lien	99	299	398	4,509	4,907
Total single-family residential	1,785	5,557	7,342	160,838	168,180

Commercial and industrial	395	826	1,221	50,440	51,661

Credit cards	-	17	17	-	17
All other consumer	405	247	652	49,905	50,557
Total consumer	405	264	669	49,905	50,574

Farmland	-	-	-	3,171	3,171
Obligations of states and political subdivisions of the U.S.	-	-	-	739	739
Other	1	2	3	5,518	5,521
Total other	1	2	3	9,428	9,431

Total loans	$7,580	$15,848	$23,428	$715,630	$739,058

Less: other loans held for sale	-	(776)	(776)	-	(776)
Loans, gross	$7,580	$15,072	$22,652	$715,630	$738,282

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	December 31, 2013			December 31, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Loans, gross	$26,744	$2,184	$28,928	$30,154	$3,124	$33,278

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. Subsequent to December 31, 2013 and through February 21, 2014, based on their consistent performance in accordance with their restructured terms, $406 thousand of troubled debt restructures were removed from this classification (these loans continue to be accounted for as impaired loans).

The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the years ended December 31 ,
	2013	2012	2011
Carrying balance	$7,077	$6,018	$1,152
Count	14	19	2

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2013			2012			2011
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	1	$60	$60	1	$4,089	$4,089	6	$6,657	$6,657
Nonfarm nonresidential	4	4,364	4,364	8	2,305	2,305	19	19,466	18,845
Total commercial real estate	5	4,424	4,424	9	6,394	6,394	25	26,123	25,502

Single-family real estate	-	-	-	4	715	715	21	1,964	1,964

Commercial and industrial	1	242	242	3	506	501	8	1,337	910

Consumer	-	-	-	-	-	-	3	44	44
Total loans	6	$4,666	$4,666	16	$7,615	$7,610	57	$29,468	$28,420

Less: other loans held for sale	-	-	-	-	-	-	3	11,250	10,869
Loans, gross	6	$4,666	$4,666	16	$7,615	$7,610	54	$18,218	$17,551

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2013			2012			2011
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	1	$60	$60	-	$-	$-	5	$2,390	$2,390
Term concession	5	4,606	4,606	6	5,047	5,047	28	11,589	11,162
Rate and term concessions	-	-	-	10	2,568	2,563	17	10,012	9,772
Rate, term and required principal paydown concessions	-	-	-	-	-	-	1	504	504
Required principal paydown concession	-	-	-	-	-	-	1	1,736	1,355
Other	-	-	-	-	-	-	5	3,237	3,237
Total loans	6	$4,666	$4,666	16	$7,615	$7,610	57	$29,468	$28,420

Less: other loans held for sale	-	-	-	-	-	-	3	11,250	10,869
Loans, gross	6	$4,666	$4,666	16	$7,615	$7,610	54	$18,218	$17,551

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2013		2012		2011
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Construction, land development and other land loans	1	$56	-	$-	-	$-
Nonfarm nonresidential	-	-	2	2,122	5	5,760
Total commercial real estate	1	56	2	2,122	5	5,760

Single-family real estate	1	404	2	293	8	966

Commercial and industrial	1	127	-	-	6	619

Consumer	-	-	-	-	-	-
Total loans	3	$587	4	$2,415	19	$7,345

Less: other loans held for sale	-	-	-	-	1	2,979
Loans, gross	3	$587	4	$2,415	18	$4,366

Impaired Loans. The following tables summarize the composition of impaired loans, including other loans held for sale, at the dates indicated (in thousands).

	December 31, 2013
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$26,744	$2,184	$6,580	$9,187	$44,695

	December 31, 2012
	Performing troubled debt restructured loans	Nonperforming troubled debt restructured loans	Nonperforming other loans	Performing other loans	Total
Loans, gross	$30,154	$3,124	$2,628	$5,413	$41,319
Other loans held for sale	-	-	776	-	776
Total impaired loans	$30,154	$3,124	$3,404	$5,413	$42,095

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2013 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,244	$6,503
Multifamily residential	181	239
Nonfarm nonresidential	17,414	24,422
Total commercial real estate	20,839	31,164

Single-family real estate, revolving, open-end loans	-	-
Single-family real estate, closed-end, first lien	1,369	5,811
Single-family real estate, closed-end, junior lien	-	-
Total single-family residential	1,369	5,811

Commercial and industrial	753	1,150

Consumer	7	7

Total impaired loans with no related allowance recorded	$22,968	$38,132

With an allowance recorded:
Construction, land development and other land loans	$260	$260	$68
Multifamily residential	-	-	-
Nonfarm nonresidential	18,839	18,839	1,668
Total commercial real estate	19,099	19,099	1,736

Single-family real estate, revolving, open-end loans	404	404	83
Single-family real estate, closed-end, first lien	323	323	18
Single-family real estate, closed-end, junior lien	195	195	62
Total single-family residential	922	922	163

Commercial and industrial	1,680	2,980	644

Consumer	26	26	12

Total impaired loans with an allowance recorded	$21,727	$23,027	$2,555

Total:
Construction, land development and other land loans	$3,504	$6,763	$68
Multifamily residential	181	239	-
Nonfarm nonresidential	36,253	43,261	1,668
Total commercial real estate	39,938	50,263	1,736

Single-family real estate, revolving, open-end loans	404	404	83
Single-family real estate, closed-end, first lien	1,692	6,134	18
Single-family real estate, closed-end, junior lien	195	195	62
Total single-family residential	2,291	6,733	163

Commercial and industrial	2,433	4,130	644

Consumer	33	33	12

Total impaired loans	$44,695	$61,159	$2,555

Interest income recognized on impaired loans during the year ended December 31, 2013 was $1.6 million. The average balance of total impaired loans was $44.7 million for the same period.

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2012 (in thousands).

	Loans, gross			Other loans held for sale		Total
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$3,732	$16,005		$776	$8,656	$4,508	$24,661
Multifamily residential	-	-		-	-	-	-
Nonfarm nonresidential	18,012	24,275		-	-	18,012	24,275
Total commercial real estate	21,744	40,280		776	8,656	22,520	48,936

Single-family real estate, revolving, open-end loans	-	-		-	-	-	-
Single-family real estate, closed-end, first lien	1,963	6,408		-	-	1,963	6,408
Single-family real estate, closed-end, junior lien	31	31		-	-	31	31
Total single-family residential	1,994	6,439		-	-	1,994	6,439

Commercial and industrial	674	1,101		-	-	674	1,101

Consumer	18	18				18	18

Total impaired loans with no related allowance recorded	$24,430	$47,838		$776	$8,656	$25,206	$56,494

With an allowance recorded:
Construction, land development and other land loans	$254	$254	$68			$254	$254	$68
Multifamily residential	246	246	76			246	246	76
Nonfarm nonresidential	14,309	14,309	2,055			14,309	14,309	2,055
Total commercial real estate	14,809	14,809	2,199			14,809	14,809	2,199

Single-family real estate, revolving, open-end loans	404	404	-			404	404	-
Single-family real estate, closed-end, first lien	707	707	54			707	707	54
Single-family real estate, closed-end, junior lien	173	173	162			173	173	162
Total single-family residential	1,284	1,284	216			1,284	1,284	216

Commercial and industrial	776	776	58			776	776	58

Consumer	20	20	4			20	20	4

Total impaired loans with an allowance recorded	$16,889	$16,889	$2,477			$16,889	$16,889	$2,477

Total:
Construction, land development and other land loans	$3,986	$16,259	$68	$776	$8,656	$4,762	$24,915	$68
Multifamily residential	246	246	76	-	-	246	246	76
Nonfarm nonresidential	32,321	38,584	2,055	-	-	32,321	38,584	2,055
Total commercial real estate	36,553	55,089	2,199	776	8,656	37,329	63,745	2,199

Single-family real estate, revolving, open-end loans	404	404	-	-	-	404	404	-
Single-family real estate, closed-end, first lien	2,670	7,115	54	-	-	2,670	7,115	54
Single-family real estate, closed-end, junior lien	204	204	162	-	-	204	204	162
Total single-family residential	3,278	7,723	216	-	-	3,278	7,723	216

Commercial and industrial	1,450	1,877	58	-	-	1,450	1,877	58

Consumer	38	38	4	-	-	38	38	4

Total impaired loans	$41,319	$64,727	$2,477	$776	$8,656	$42,095	$73,383	$2,477

Interest income recognized on impaired loans during the year ended December 31, 2012 was $1.8 million. The average balance of total impaired loans was $62.4 million for the same period.

Allowance for Loan Losses

The following tables summarize the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at the dates and for the periods indicated (in thousands).

	For the year ended December 31, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(263)	580	2,697	172	279	3,465

Loan charge-offs	1,780	731	2,426	285	669	5,891
Loan recoveries	291	135	147	138	375	1,086
Net loans charged-off	1,489	596	2,279	147	294	4,805
Allowance for loan losses, end of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485

	December 31, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,736	$163	$644	$12	$-	$2,555
Collectively evaluated for impairment	8,829	2,961	1,038	1,106	(4)	13,930
Allowance for loan losses, end of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485

Individually evaluated for impairment	$39,938	$2,291	$2,433	$33	$-	$44,695
Collectively evaluated for impairment	415,514	175,834	70,645	50,066	10,759	722,818
Loans, gross	$455,452	$178,125	$73,078	$50,099	$10,759	$767,513

	For the year ended December 31, 2012
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$18,026	$4,488	$1,862	$1,209	$11	$25,596
Provision for loan losses	11,630	1,318	(390)	277	240	13,075

Loan charge-offs	17,548	3,314	376	586	696	22,520
Loan recoveries	209	648	168	193	456	1,674
Net loans charged-off	17,339	2,666	208	393	240	20,846
Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825

	December 31, 2012
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$2,199	$216	$58	$4	$-	$2,477
Collectively evaluated for impairment	10,118	2,924	1,206	1,089	11	15,348
Allowance for loan losses, end of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825

Individually evaluated for impairment	$36,553	$3,278	$1,450	$38	$-	$41,319
Collectively evaluated for impairment	421,883	164,902	50,211	50,536	9,431	696,963
Loans, gross	$458,436	$168,180	$51,661	$50,574	$9,431	$738,282

6.     Other Loans Held for Sale and Valuation Allowance

At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during 2013 at a gain of $326 thousand.

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance, December 31, 2011	$16,739	$2,561

Additions:
Gross loans transferred to other loans held for sale related to branch sales	7,508	-
SBA loans transferred to other loans held for sale	1,668	-
Other gross loans transferred to other loans held for sale	12,214	-
Writedowns on other loans held for sale included in valuation allowance, net	-	1,437
Total additions	21,390	1,437

Reductions:
Proceeds from sales of other loans held for sale	22,100	874
Proceeds from sales of SBA loans	1,830	-
Transfers to foreclosed real estate	1,814	-
Other loans held for sale transferred to gross loans	7,717	1,574
Loss on sales of and direct writedowns on other loans held for sale	2,434	-
Gain on sales of SBA loans	(162)	-
Net paydowns	108	38
Total reductions	35,841	2,486

Balance, December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	2,015	-
Total additions	2,015	-

Reductions:
Proceeds from sales of other loans held for sale	2,614	1,512
Proceeds from sales of SBA loans	2,222	-
Gain on sales of other loans held for sale	(326)	-
Gain on sales of SBA loans	(207)	-
Total reductions	4,303	1,512

Balance, December 31, 2013	$-	$-

The Company originates and sells loans partially guaranteed by the SBA, an agency of the United States (“U.S.”) government. The Company may sell the guaranteed portion of these loans into the secondary market. There were no SBA loans included in other loans held for sale at December 31, 2013 and 2012.

7.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	December 31,
	2013	2012
Land	$5,521	$5,581
Buildings	19,395	19,541
Leasehold improvements	3,746	4,309
Furniture and equipment	13,259	12,640
Software	5,344	4,971
Bank automobiles	95	95
Capital lease asset	1,396	1,378
Premises and equipment, gross	$48,756	$48,515

Accumulated depreciation	(25,389)	(23,719)
Premises and equipment, net	$23,367	$24,796

At December 31, 2013, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $2.6 million, $2.5 million and $2.5 million, respectively.

8.     Long-Lived Assets Held for Sale

At December 31, 2013, the Company was marketing for sale a vacant parcel of land with a net book value of $562 thousand and a branch facility with a net book value of $123 thousand that was vacated as a result of the Company’s branch reduction efforts in 2012.

9.     Servicing Rights

Residential Mortgage-Servicing Rights

The book value of residential mortgage-servicing rights was $2.4 million and $2.6 million at December 31, 2013 and 2012, respectively. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.8 million and $3.1 million at December 31, 2013 and 2012, respectively.

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2013	2012	2011
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,584	$2,586	$2,896
Capitalized mortgage-servicing rights	612	864	465
Mortgage-servicing rights portfolio amortization and impairment	(765)	(866)	(775)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,431	$2,584	$2,586

The following table summarizes the estimated future amortization expense of residential mortgage-servicing rights, net of the valuation allowance for impairment, at December 31, 2013 during the periods indicated (in thousands).

For the years ended December 31,
2014	$696
2015	560
2016	447
2017	354
2018	277
Thereafter	97
$2,431

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2013	2012	2011
Valuation allowance, beginning of period	$41	$39	$39
Additions charged (reduction credited) to operations	(10)	2	-
Valuation allowance, end of period	$31	$41	$39

SBA Servicing Rights

The book value of SBA servicing rights was $64 thousand and $39 thousand at December 31, 2013 and 2012, respectively. SBA servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of SBA servicing rights was $69 thousand at December 31, 2013.

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2013	2012
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$39	$-
Capitalized SBA servicing rights	47	40
SBA servicing rights portfolio amortization and impairment	(22)	(1)
SBA servicing rights portfolio, net of valuation allowance, end of period	$64	$39

The following table summarizes the estimated future amortization expense of SBA servicing rights (without regard to the valuation allowance for impairment) at December 31, 2013 during the periods indicated (in thousands).

For the years ended December 31,
2014	$12
2015	11
2016	10
2017	9
2018	7
Thereafter	23
$72

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

At and for the year ended
December 31,
2013
Valuation allowance, beginning of period	$-
Additions charged to operations	8
Valuation allowance, end of period	$8

10.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	December 31,
	2013	2012
Foreclosed real estate	$7,502	$10,911
Repossessed personal property	43	81
Total foreclosed real estate and repossessed personal property	$7,545	$10,992

Included in foreclosed real estate at December 31, 2013 and 2012 were 77 and 80 residential lots with an aggregate net book value of $6.5 million and $8.5 million, respectively, in three separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2013	2012	2011
Foreclosed real estate, beginning of period	$10,911	$27,663	$19,983
Plus: new foreclosed real estate	2,541	5,389	27,163
Less: proceeds from sale of foreclosed real estate	(2,973)	(13,524)	(13,397)
Plus: gain on sale of foreclosed real estate	142	729	(41)
Less: writedowns and losses charged to expense	(3,119)	(9,346)	(6,045)
Foreclosed real estate, end of period	$7,502	$10,911	$27,663

11.     Bank-Owned Life Insurance

The Company has two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies during 2013 and is the sole beneficiary. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.0 million at December 31, 2013.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are now retired from the Company. At both December 31, 2013 and 2012, the cash surrender value of these policies totaled $1.6 million.

12.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	December 31,
	2013	2012
Transaction deposits	$494,289	$483,844
Money market deposits	136,476	129,708
Savings deposits	79,760	70,646
Time deposits $100,000 and greater	79,654	179,242
Time deposits less than $100,000	117,181	159,802
Total deposits	$907,360	$1,023,242

At December 31, 2013 and 2012, $564 thousand and $554 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. There were no brokered deposits at December 31, 2013 or 2012.

Time Deposit Maturities

The following table summarizes the maturity distribution of time deposit accounts at December 31, 2013 during the periods indicated (in thousands).

For the years ended December 31,
2014	$140,297
2015	18,752
2016	15,592
2017	15,204
2018	6,935
Thereafter	55
$196,835

Jumbo Time Deposits

Jumbo time deposits are accounts with balances totaling $100,000 or greater at the date indicated. The following table summarizes jumbo time deposit accounts by maturity at December 31, 2013 during the periods indicated (in thousands).

Three months or less	$23,921
Over three months through six months	12,023
Over six months through twelve months	14,053
Twelve months or less	49,997

Over twelve months	29,657
Total jumbo time deposits	$79,654

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Transaction deposits	$39	$39	$109
Money market deposits	32	47	198
Savings deposits	10	9	32
Time deposits	2,176	5,041	8,995
Total interest expense on deposits	$2,257	$5,136	$9,334

13.     Borrowings

The following table provides detail with respect to borrowings at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2013	2012	2011
Retail repurchase agreements
Amount outstanding at year-end	$18,175	$15,357	$23,858
Average amount outstanding during year	18,916	20,485	24,403
Maximum amount outstanding at any month-end	24,640	27,985	24,798
Rate paid at year-end	0.01%	0.01%	0.01%
Weighted average rate paid during the year	0.01	0.01	0.08

FHLB advances
Amount outstanding at year-end	$35,000	$-	$-
Average amount outstanding during year	425	1	2,027
Maximum amount outstanding at any month-end	35,000	-	5,000
Rate paid at year-end	0.17%	-%	-%
Weighted average rate paid during the year	0.24	-	3.55

Other borrowings
Amount outstanding at year-end	$-	$-	$-
Average amount outstanding during year	159	30	11
Maximum amount outstanding at any month-end	-	-	-
Rate paid at year-end	-%	-%	-%
Weighted average rate paid during the year	-	-	-

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are securities transactions, not insured deposits.

FHLB Advances

As disclosed in Note 4, Investment Securities Available for Sale, and Note 5, Loans, the Bank pledges investment securities and loans to collateralize FHLB advances. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. In September 2013, the Bank’s borrowing capacity with the FHLB was increased to 25% of total assets from its previous capacity of 15% of total assets.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	December 31,
	2013	2012
Available lendable loan collateral value pledged to serve against FHLB advances	$90,225	$79,922
Available lendable investment security collateral value pledged to serve against FHLB advances	-	-
Total lendable collateral value pledged to serve against FHLB advances	90,225	79,922

FHLB advances	35,000	-
Excess lendable collateral value pledged to serve against FHLB advances	$55,225	$79,922

At December 31, 2013, the Bank’s FHLB advances were scheduled to mature in January 2014 and had a weighted-average interest rate of 0.17%. In January 2014, the matured advances were replaced with FHLB advances maturing between February 2014 and July 2014 with a weighted-average interest rate of 0.23%.

Federal Reserve Discount Window

At December 31, 2013 and 2012, $2.2 million and $4.1 million of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank, respectively. Of these amounts, $2.1 million and $3.9 million were available as lendable collateral, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit. At December 31, 2012, the Bank had access to three secured and one unsecured lines of credit from three correspondent banks totaling $50 million. During 2013, the Bank obtained an additional unsecured line of credit of $10 million resulting in total lines of credit of $60 million at December 31, 2013. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

14.     Shareholders’ Equity

Common Shares

At December 31, 2013, the Company had 75,000,000 authorized shares of common stock of which 12,784,605 were issued and outstanding. As of February 21, 2014 the Company has reserved a total of 583,155 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 17, Equity-Based Compensation.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax at the dates indicated (in thousands).

	December 31,
	2013	2012	2011
Net unrealized gain (loss) on investment securities available for sale	$(2,990)	$1,491	$6,678
Net unrealized defined benefit pension plan actuarial loss	(7,303)	(8,208)	(9,048)
Total accumulated other comprehensive income (loss), net of tax	$(10,293)	$(6,717)	$(2,370)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC and the South Carolina State Board of Financial Institutions (the “State Board” and together with the FDIC, the “Supervisory Authorities”).

15.      Income Taxes

The following table summarizes income tax expense (benefit) attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Current income tax expense (benefit)
Federal	$181	$-	$(1)
State	1,238	-	-
Total current expense (benefit)	1,419	-	(1)

Deferred income tax expense (benefit)
Federal	(19,798)	2,721	(2,663)
State	(36)	-	-
Total deferred expense (benefit)	(19,834)	2,721	(2,663)

Total current and deferred expense (benefit)	$(18,415)	$2,721	$(2,664)

For the year ended December 31, 2013, the deferred income tax benefit of $19.8 million consisted primarily of a $22.4 million decrease in the valuation allowance previously required against the net deferred tax asset as of December 31, 2012. As of December 31, 2013, we determined that no vauation allowance was necessary due to sustained trends in quarterly profitability, projected reversals of existing taxable temporary differences and projections of future taxable income. The deferred income tax benefit was partially offset by a decrease in net deferred tax assets arising during 2013.

No excess tax benefit from equity-based awards were recorded in shareholders’ equity during the years ended December 31, 2013, 2012 and 2011.

The following table reconciles the Company’s statutory federal income tax rate to the effective income tax rate for the periods indicated.

	For the years ended December 31,
	2013	2012	2011
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
State income tax, net of federal benefit	8.6	-	-
Tax-exempt income	(1.5)	(74.1)	4.5
Expenses not deductible for tax purposes	0.3	2.6	(0.2)
(Decrease) increase in deferred tax asset valuation allowance	(240.0)	352.2	(29.0)
Other	0.1	1.9	(0.1)
Effective income tax rate	(197.5)%	317.6%	10.2%

The following table summarizes the Company’s gross deferred tax assets, related valuation allowance and gross deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2013	2012
Deferred tax assets
Allowance for loan losses	$5,770	$6,239
Nonaccrual loan interest	202	239
Writedowns of foreclosed real estate	2,369	2,062
Pension Plan contributions and accrued liability	463	1,389
Recognized built-in loss carryforward	7,689	16,236
Alternative minimum tax credit carryforward	493	475
Federal net operating loss carryforward	6,072	8,379
Unrealized losses on investment securities available for sale	1,829	-
Equity-based compensation	1,047	710
Other	365	1,382
Deferred tax assets, gross	26,299	37,111
Valuation allowance	-	(31,086)
Deferred tax assets, net of valuation allowance	26,299	6,025
Deferred tax liabilities
Premises, equipment and capital leases	(1,380)	(1,565)
Deferred loan fees and costs, net	(1,592)	(1,532)
Unrealized gains on investment securities available for sale	-	(912)
Servicing rights	(874)	(905)
Other	(366)	(401)
Deferred tax liabilities, gross	(4,212)	(5,315)
Deferred tax asset, net	$22,087	$710

As of December 31, 2013, the Company had federal net operating loss carryforwards of $17.3 million. If not utilized to offset future taxable income, $0.4 million of the net operating loss carryforwards will expire in 2030, $6.5 million will expire in 2031, $10.3 million will expire in 2032 and $0.1 million will expire in 2033. For the year ended December 31, 2013, the Company utilized a total of $7.4 million of federal net operating loss carryforwards to offset federal taxable income generated during the period. This amount was comprised of $4.4 million of federal net operating loss carryforwards that would have expired in 2030 and $3.0 million that would have expired in 2031.

As of December 31, 2013, net deferred tax assets of $22.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary. As a result of a sustained trend in profitability that began in the third quarter 2012, projected reversals of existing taxable temporary differences during applicable future periods and projections of future taxable income exclusive of reversing temporary differences and carryforwards, during 2013, the Company recorded an income tax benefit of $22.4 million related to the reversal of the $31.1 million valuation allowance on net deferred tax assets that existed at December 31, 2012. The Company also eliminated $8.7 million of deferred tax assets and the related valuation allowance during 2013 as we concluded it was probable that these assets will expire without being utilized due to limitations on deductibility of net operating losses and realized built-in losses as described below.

In 2010, the Company consummated a private placement (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of our ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2013, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. During 2013, the Company further determined that it was probable that $8.7 million of deferred tax assets related to built-in losses will not ultimately be realized and, accordingly, wrote-off both the deferred tax asset and related valuation allowance associated with these built-in losses. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years going back to 2010 are generally considered subject to examination based on federal and state regulations.

16.     Benefit Plans

401(k) Plan

Teammates are given the opportunity to participate in The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired. Under the 401(k) Plan, participants are able to defer a portion of their salary into the 401(k) Plan. During 2011, the Company matched teammate contributions at a rate of $0.60 per dollar up to 6% of a teammate’s eligible compensation. Matching contributions are contributed to the 401(k) Plan prior to the end of each plan year. From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of teammate contributions to the 401(k) Plan. Effective July 1, 2013, the Company reinstated an employer match of teammate contributions at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. This reinstatement resulted in employer matching contributions of $28 thousand for the year ended December 31, 2013. During the year ended December 31, 2011, the Company made matching contributions to the 401(k) Plan of $392 thousand.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, Pension Plan that covered all full-time teammates having at least 12 months of continuous service and having attained age 21. Effective 2008, the Company ceased accruing pension benefits for teammates under the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

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

	At and for the years ended December 31,
	2013	2012	2011
Change in benefit obligation
Benefit obligation, beginning of period	$18,507	$19,786	$19,082
Interest cost	848	958	1,002
Net actuarial loss	80	668	904
Benefits paid	(1,313)	(2,905)	(1,202)
Benefit obligation, end of period	18,122	18,507	19,786

Change in Pension Plan assets
Fair value of Pension Plan assets, beginning of period	14,540	13,663	13,868
Return on Pension Plan assets	1,678	2,182	(575)
Employer contribution	1,893	1,600	1,572
Benefits paid	(1,313)	(2,905)	(1,202)
Fair value of Pension Plan assets, end of period	16,798	14,540	13,663

Underfunded status	$(1,324)	$(3,967)	$(6,123)

Net actuarial loss	$(11,235)	$(12,627)	$(13,919)
Income tax benefit	(3,932)	(4,419)	(4,871)
Accumulated other comprehensive loss impact	$(7,303)	$(8,208)	$(9,048)

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Interest cost	$848	$958	$1,002
Expected return on plan assets	(1,186)	(1,133)	(1,162)
Amortization of net actuarial loss	980	911	788
Net periodic pension expense	$642	$736	$628

As a result of the decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

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

Defined Benefit Pension Plan Assumptions. One of the principal components of the net periodic pension expense calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause the recognition of income returns that are greater or less than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time and is not expected to change significantly. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by teammates over the life of the pension obligation. Expected returns on Pension Plan assets are developed in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considers any material forward-looking return expectations for these major asset classes. Differences between expected and actual returns in each year, if any, are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income.

A discount rate is used to determine the present value of future benefit obligations. The discount rate is determined in consultation with the third-party actuary and is set by matching the projected benefit cash flow to a yield curve consisting of the 50% highest yielding issuances within each defined maturity tranche of a AA-only universe of bonds monitored by the third-party actuary. The yield curve provides transparency with respect to the underlying bonds and provides matching of future benefit obligations to the payment of benefits. This yield curve was also used during 2011 and 2012, and reflects the Pension Plan specific duration.

The following table summarizes the assumptions used in computing the benefit obligation and the adjusted net periodic expense for the periods indicated.

	For the years ended December 31,
	2013	2012	2011
Assumptions used in computing benefit obligation:
Discount rate	5.04%	4.19%	5.02%
Rate of increase in compensation levels	n/a	n/a	n/a

Assumptions used in computing net periodic benefit expense:
Discount rate	4.19	5.02	5.35
Expected long-term rate of return on Pension Plan assets	8.00	8.00	8.00
Rate of compensation increase	n/a	n/a	n/a

Defined Benefit Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	December 31,
	2013	2012
Cash and cash equivalents	$4,440	$1,498
U.S. government and agency securities	549	1,262
Municipal securities	470	799
Corporate bonds	3,398	3,146
Mutual funds	3,596	-
Corporate stocks	3,329	133
Exchange traded funds	287	-
Foreign equities	694	-
Equity funds	-	7,660
Accrued interest receivable	30	42
Other	5	-
Total Pension Plan assets	$16,798	$14,540

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

Pension Plan assets are managed by a third-party firm as approved by the Board of Directors. The Compensation Committee of the Board of Directors is responsible for maintaining the investment policy of the Pension Plan, approving the appointment of the investment manager and reviewing the performance of the Pension Plan assets at least annually.

Investments within the Pension Plan are diversified with the intent to minimize the risk of large losses to the Pension Plan. The total portfolio is constructed and maintained to provide prudent diversification within each investment category, and the Company assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. Therefore, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences are expected to be short-term in nature.

Fair Value Measurements. Following is a description of the valuation methodology used in determining fair value measurements of Pension Plan assets:

●	Cash and cash equivalents: Valued at the net asset value of units held by the Pension Plan.
●	U.S. government and agency securities: Valued at the closing price reported in the active market in which the individual securities are traded.
●	Municipal securities: Valued at the closing price reported in the active market in which the individual securities are traded.
●	Corporate bonds: Valued at the closing price reported in the active market in which the bond is traded.
●	Mutual funds: Valued at the closing price reported in the active market in which the instrument is traded.
●	Corporate stocks: Valued at the closing price reported in the active market in which the individual securities are traded.
●	Exchange traded funds: Valued at the closing price reported in the active market in which the instrument is traded.
●	Foreign equities: Valued at the closing price reported in the active market in which the instrument is traded.
●	Equity funds: Valued at the net asset value of units held by the Pension Plan.

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

	December 31,
	2013	2012
Level 1	$7,804	$1,673
Level 2	8,994	12,867
Level 3	-	-
Total Pension Plan assets	$16,798	$14,540

There were no changes in Level 3 assets measured at fair value on a recurring basis during 2012 or 2013.

Current and Future Expected Contributions. The Company expects to contribute $507 thousand to the Pension Plan during 2014.

Expected Future Defined Benefit Pension Plan Payments. The following table summarizes the estimated future benefit payments expected to be paid from the Pension Plan at December 31, 2013 for the periods indicated (in thousands).

For the years ended December 31,
2014	$899
2015	925
2016	948
2017	1,010
2018	1,064
2019-2023	5,947

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013.

17.     Equity-Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through December 31, 2016 and all stock option awards granted have a five-year vesting term and an exercise period of 10 years. The Board of Directors determined the terms of the options on the grant date, and the option exercise price was at least 100% of the fair value of the Company’s common stock as of the grant date. Options granted to teammates were “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, while options granted to individuals other than teammates were “nonqualified stock options” (i.e. options that are not “incentive stock options”).

The following table summarizes stock option activity for the 1997 Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding, December 31, 2010	30,003	$91.72
Forfeited	(6,800)	107.43
Expired	(4,500)	60.00
Outstanding, December 31, 2011	18,703	93.65
Forfeited	(6,750)	94.98
Outstanding, December 31, 2012	11,953	92.89
Expired	(5,503)	80.00
Outstanding, December 31, 2013	6,450	103.89

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at December 31, 2013.

			Options outstanding and exercisable
Range of exercise prices			Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)	Weighted- average exercise price
$93.20	to	$106.40	2,500	0.15	$94.52
$109.20	to	$121.60	3,950	2.34	109.83
Total			6,450	1.49	103.89

At December 31, 2013 and 2012, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

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

Prior to 2011, restricted stock granted to directors under the 2008 Plan generally had a five-year vesting period. Beginning in 2011, with the exception of annual retainer grants that vest immediately, restricted stock granted to directors under the 2008 Plan generally had a three-year vesting period designed to coincide with director service terms. Beginning in 2012, restricted stock awards to directors upon initial appointment and reelection to the Board of Directors continued to be granted with vesting periods to coincide with director service terms but were changed to require a director to purchase shares of the Company’s common stock on the open market to be eligible to receive a matching grant of restricted stock awards. The matching grants at initial appointment and reelection are capped at an economic value of $10 thousand.

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with election to the Board of Directors	Length of Board of Directors term (currently 3 years)
Issued to teammates (years)	5

The following table summarizes restricted stock activity at the dates and for the periods indicated.

	Shares of restricted stock	Weighted-average grant date fair value per share
Granted, net of forfeitures, December 31, 2010	15,186	$96.89
Grants	17,033	10.40
Forfeited	(525)	168.00
Granted, net of forfeitures, December 31, 2011	31,694	49.23
Grants	19,967	5.51
Forfeited	(350)	168.00
Granted, net of forfeitures, December 31, 2012	51,311	31.41
Grants	11,073	9.68
Granted, net of forfeitures, December 31, 2013	62,384	27.55

Remaining shares available for grant, December 31, 2013	116

During 2013, 8,407 shares of restricted stock with a total fair value of $70 thousand were granted to individuals other than management members of the Board of Directors as compensation for their annual Board of Directors retainers.

Under the director compensation program, during 2013, a total of 2,666 shares of restricted stock were awarded to directors who were re-elected to the Board of Directors at the Annual Meeting of Shareholders on May 16, 2013 and who purchased shares in accordance with the matching program.

Of the 62,384 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting status and activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested, December 31, 2012	13,915
Grants	11,073
Vested	(13,743)
Nonvested, December 31, 2013	11,245

The weighted-average grant date fair value of restricted stock awards that vested during the year ended December 31, 2013 was $23.83 per share. The fair value of shares vested during the year ended December 31, 2013 based on vesting date fair value totaled $141 thousand.

2011 Stock Incentive Plan

The 2011 Stock Incentive Plan, as amended (the “2011 Plan”), was originally approved by shareholders at the 2011 Annual Meeting of Shareholders and allows the Board of Directors to grant a total of 700,000 stock options and/or restricted stock awards to teammates and directors. The 2011 Plan requires that stock options be issued with an exercise price at or above the fair market value per share of the Company’s common stock on the date of grant.

Under the 2011 Plan, the Board of Directors, at its discretion, determines the amount of equity awards to be granted, vesting conditions, type of award and any other terms and conditions. No options are exercisable more than 10 years after the date of grant. Generally, the recipient will have the right to receive dividends, if any, with respect to any shares of restricted stock granted, to vote such shares and to enjoy all other shareholder rights, except that the Company will retain custody of the stock certificate, and the recipient may not sell, transfer, pledge or otherwise dispose of the restricted stock until the forfeiture restrictions have expired. Forfeitures of restricted stock are returned to the available pool of common stock for future issuance.

The following table summarizes the 2011 Plan stock option and restricted stock information at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted-average exercise price per share	Shares of restricted stock	Weighted-average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48

2012 Grants	8,020	-	-	8,020	6.50

2013 Grants	8,811	-	-	8,811	13.70
2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises		(11,250)	11.00	-	-
Granted, net of forfeitures, December 31, 2013	489,258			106,007	10.43
Outstanding, December 31, 2013		372,001	10.50

Shares available for grant	700,000
Remaining shares available for grant, December 31, 2013	210,742

The 2011 grants were made subject to time vesting restrictions that begin in 2014 and performance requirements including termination of the Bank’s Consent Order with the Supervisory Authorities and two consecutive quarters of net income. At December 31, 2012, the quarterly net income vesting condition was met, and the Consent Order was terminated on January 30, 2013. Therefore, the performance requirements are fully satisfied. Except for 11,250 stock options and 2,500 shares of restricted stock that vested in 2013 based on the time vesting restrictions, the awards will vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

During 2013, 8,811 shares of restricted stock were awarded to certain teammates in recognition of performance and upon initial employment. These awards are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2014 to 2016.

Of the 106,582 restricted stock awards granted under the 2011 Plan, the following table summarizes the vesting status activity at the dates and for the period indicated.

Shares of restricted stock
Nonvested, December 31, 2012	97,771
Grants	8,811
Forfeited	(575)
Vested	(2,500)
Nonvested, December 31, 2013	103,507

The weighted-average grant date fair value of restricted stock awards that vested during the year ended December 31, 2013 was $11.00 per share. The value of shares vested during the year ended December 31, 2013 based on vesting date fair value totaled $33 thousand.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at December 31, 2013. None of the stock options outstanding under the 2011 Plan were exercisable at December 31, 2013.

	Options outstanding
Exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Value of outstanding in-the-money stock options
$10.40	312,501	7.38	$10.40	$800,003
$11.00	59,500	7.54	11.00	116,620
Total	372,001	7.40	10.50	$916,623

Determining Fair Value. The following table summarizes the fair value of each stock option award granted under the 2011 Plan as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used for the determination of fair value of such grants.

	May 16, 2011 grants	June 16, 2011 grants	October 20, 2011 grant
Option exercise price, per share	$10.40	$11.00	$11.00

Fair value of stock option awards granted, per share	$5.16	$5.40	$3.10

Expected dividend yield	-%	-%	-%
Expected volatility	45	45	45
Risk-free interest rate	2.51	2.22	1.45
Contractual term (years)	10	10	10
Expected term (years)	7	7	7
Vesting period (years)	5	5	5

Compensation Expense Relating to Equity-Based Compensation

The Company measures compensation expense for restricted stock and stock option awards at fair value and recognizes compensation expense in the Consolidated Statements of Income (Loss) over the service period for grants that have time / service-based vesting provisions. The fair value of restricted stock is determined based on the fair value of the common stock at the time of the grant. The grant date fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model estimates the fair value of a stock option based on inputs and assumptions such as the expected volatility of the Company’s stock price, option exercise price, the level of risk-free interest rates, dividend yields and expected option term.

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and the 2011 Plan charged against pretax income (loss) for the periods indicated (in thousands).

	For the years ended December 31,
	2013	2012	2011
Compensation expense
1997 Plan	$-	$-	$1
2008 Plan	336	343	360
2011 Plan	822	766	461
Total compensation expense	$1,158	$1,109	$822

Income tax benefit	$-	$-	$-

At December 31, 2013, based on equity awards outstanding at that time, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $133 thousand and $1.0 million, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

18.     Net Income (Loss) per Common Share

The following table reconciles the denominators of the basic and diluted net income (loss) per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the years ended December 31,
	2013	2012	2011
Basic net income (loss) per common share
Net income (loss) applicable to common shareholders	$27,731	$(1,864)	$(23,400)
Undistributed earnings allocated to participating securities	(248)	-	-
Net income (loss) allocated to common shareholders	$27,483	$(1,864)	$(23,400)
Average common shares issued and outstanding	12,658,752	12,639,379	12,555,247
Basic net income (loss) per common share	$2.17	$(0.15)	$(1.86)

Diluted net income (loss) per common share
Net income (loss) applicable to common shareholders	$27,731	$(1,864)	$(23,400)
Undistributed earnings allocated to participating securities	(248)	-	-
Net income (loss) allocated to common shareholders	$27,483	$(1,864)	$(23,400)
Average common shares issued and outstanding	12,658,752	12,639,379	12,555,247
Dilutive potential common shares (1)	-	-	-
Total diluted average common shares issued and outstanding	12,658,752	12,639,379	12,555,247
Diluted net income (loss) per common share	$2.17	$(0.15)	$(1.86)

(1) Includes dilutive impact of restricted stock and stock options, when applicable.

No potential common shares were included in the computation of the diluted loss per share amount for the years ended December 31, 2013 since applicable of the two-class method of computing earnings per share resulted in greater dilution as compared to applying the treasury stock method for restricted stock. No potential common shares were included in the computation of the diluted loss per share amount for the years ended December 31, 2012 or 2011 as inclusion would be anti-dilutive given the Company’s net loss during the respective periods.

Reverse Stock Split

As disclosed in Note 1, Summary of Significant Accounting Policies, the Company completed a one-for-four reverse split of its common stock effective June 28, 2011.

19.     Commitments, Guarantees and Other Contingencies

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at December 31, 2013 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$59,183
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	11,186
Commercial real estate, other construction loan, and land development loans	20,317
Commercial and industrial loans	37,461
Overdraft protection loans	30,015
Other	6,875
Total commitments to extend credit	$165,037

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $3.7 million and $3.6 million at December 31, 2013 and 2012, respectively.

The reserve for estimated credit losses on unfunded lending commitments at December 31, 2013 and 2012 was $259 thousand and $367 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 20, Derivative Financial Instruments and Hedging Activities.

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

Contractual Obligations

In addition to other contractual commitments and arrangements disclosed herein, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2013 (in thousands) except obligations for teammate benefit plans for which obligations are paid from separately identified assets. For disclosure regarding obligations of teammate benefit plans, see Note 16, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,738	$3,381	$3,306	$8,785	$17,210
Time deposit accounts	140,297	34,344	22,139	55	196,835
Contractually required interest payments on time deposits	189	169	121	1	480
Total	$142,224	$37,894	$25,566	$8,841	$214,525

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

In 2012, the Company reduced the Bank’s branch network by four branches through sale or consolidation into existing branches. In conjunction with these branch reductions, one branch lease was assigned to the purchaser of the branch as of July 1, 2012, although the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $77 thousand through September 2015. These payments are the primary responsibility of the sublessee, and, therefore, have been excluded from the preceding table.

Though not included in the preceding table, the Company is contractually obligated to make minimum required contributions to the Pension Plan, however, these contributions are determined annually and, therefore, future obligations beyond 2014 cannot be reasonably estimated at this time. For disclosure regarding contributions that the Company expects to contribute to the Pension Plan during 2014, see Note 16, Benefit Plans.

In March 2013, the Bank signed a subscription agreement for a $2.0 million limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Fund closed on May 1, 2013, raising commitments of $150 million of private limited partnership interests (of which the Bank committed to invest up to $2.0 million) and $150 million of funding commitments from the Small Business Administration in the form of 10-year debentures. The fund is licensed as a Small Business Investment Company under the Small Business Investment Act of 1958. The principal objective of the Fund is the realization of current yield and long-term capital appreciation through mezzanine and equity investments in a diversified portfolio of companies located throughout the United States. The Fund focuses primarily on investments in “lower middle-market companies.” Earnings from the fund will come from returns generated from the underlying investments, less management and other fees payable to the Fund. Capital calls on limited partners may occur through the fifth anniversary of the Fund’s closing (May 1, 2018) at the sole general partner’s discretion on an as-needed basis. During 2013, the Bank invested $350 thousand into the Fund in connection with its capital call obligation. As of December 31, 2013, $1.7 million remains to be invested by the Bank. Because the timing of capital calls is not definitive at this point, they have been excluded from the preceding table.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually, or in the aggregate, with regard to our Consolidated Financial Statements, we have not included such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations or cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2014 cannot be reasonably estimated at this time.

Legal Proceedings

The Company is a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

20.     Derivative Financial Instruments and Hedging Activities

At December 31, 2013 and 2012, the Company’s only derivative instruments related to residential mortgage-banking activities.

At December 31, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $176 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $3 thousand. At December 31, 2012, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $11.1 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $337 thousand. The net change in derivative loan commitment fair values during the years ended December 31, 2013 and 2012 resulted in expense of $164 thousand and $28 thousand, respectively.

The notional amount of forward sales commitments totaled $6.8 million at December 31, 2013. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $28 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $4 thousand. The notional amount of forward sales commitments totaled $11.8 million at December 31, 2012. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $33 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $5 thousand. The net change in forward sales commitment fair values during the years ended December 31, 2013 and 2012 resulted in expense of $4 thousand and $63 thousand, respectively.

21.     Fair Value Measurements

Valuation Methodologies

Following is a description of the valuation methodologies used for fair value measurements.

Trading account assets. The fair values of trading account assets are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair values of trading account assets. Market prices may not be readily available for some positions or positions within a market sector where trading activity has slowed significantly or ceased.

Investment securities available for sale. The fair value of investment securities available for sale is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or NASDAQ, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments classified as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 2 securities are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities.

Mortgage loans held for sale. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies these loans subjected to nonrecurring fair value adjustments as Level 2.

Other loans held for sale. Other loans held for sale for which binding sales contracts have been entered into as of the balance sheet date are classified as Level 1 instruments.

Impaired loans. The fair value of an impaired loan is estimated using one of three methods: value of the underlying collateral, present value of expected cash flows and, in rare cases, the market value of the impaired loan itself. An allowance for loan losses or charge-off is recorded for the excess of the Company’s recorded investment in the loan over the loan’s estimated fair value. In the case of a collateral-dependent impaired loan, any allowance for loan losses or charge-off is increased by estimated selling costs. Impaired loans not requiring an allowance for loan losses or charge-off represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans, where an allowance for loan losses or charge-off is recorded based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company classifies the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company classifies the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

Foreclosed real estate and repossessed personal property. Fair value of foreclosed real estate and repossessed property is generally based upon binding sales contracts, current appraisals, comparable sales and other estimates of value obtained principally from independent sources. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

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

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,347	$3,771	$-	$5,118
Investment securities available for sale
State and municipal	-	7,460	-	7,460
Collateralized mortgage obligations (federal agencies)	-	93,132	-	93,132
Other mortgage-backed (federal agencies)	1,188	74,832	-	76,020
SBA loan-backed (federal agency)	20,457	17,314	-	37,771
Derivative financial instruments	-	204	-	204
Total assets measured at fair value on a recurring basis	$22,992	$196,713	$-	$219,705

Liabilities
Derivative financial instruments	$-	$7	$-	$7

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale
State and municipal	$-	$11,530	$-	$11,530
Collateralized mortgage obligations (federal agencies)	14,057	109,451	-	123,508
Other mortgage-backed (federal agencies)	-	63,817	-	63,817
SBA loan-backed (federal agency)	44,683	20,964	-	65,647
Derivative financial instruments	-	370	-	370
Total assets measured at fair value on a recurring basis	$58,740	$206,132	$-	$264,872

Liabilities
Derivative financial instruments	$-	$5	$-	$5

For additional disclosure regarding the fair value of Pension Plan assets, see Note 16, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2013 or 2012.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,722	$-	$1,722
Impaired loans	-	5,588	25	5,613
Foreclosed real estate and repossessed personal property	34	31	6,595	6,660
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$34	$7,341	$7,305	$14,680

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$6,114	$-	$6,114
Other loans held for sale	800	-	-	800
Impaired loans in gross loans	-	6,285	189	6,474
Foreclosed real estate and repossessed personal property	-	817	9,163	9,980
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$800	$13,216	$10,037	$24,053

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2013 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Impaired loans	$25	Internal assessment of collateral value	Adjustments to estimated value based on recent sales of comparable collateral

Foreclosed real estate and repossessed personal property	6,595	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

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

Certain of the Company’s assets and liabilities are financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following Consolidated Balance Sheet captions: cash and cash equivalents, retail repurchase agreements, FHLB advances and other borrowings.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings. Because no ready market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly impact the estimates.

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

	Carrying amount	Fair value
December 31, 2013
Financial instruments - assets
Loans (1)	$748,243	$748,330

Financial instruments - liabilities
Deposits	907,360	896,858

December 31, 2012
Financial instruments - assets
Loans (1)	$716,977	$724,005

Financial instruments - liabilities
Deposits	1,023,242	1,020,446

(1) Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment.

 22.     Regulatory Capital Requirements and Dividend Restrictions

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at December 31, 2013 and 2012. Since December 31, 2013, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's risk category other than as reported in this Annual Report on Form 10-K.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2013
Total capital to risk-weighted assets
Company	$130,043	15.49%	$67,142	8.00%	n/a	n/a
Bank	129,956	15.48	67,142	8.00	$83,928	10.00%

Tier 1 capital to risk-weighted assets
Company	119,475	14.24	33,571	4.00	n/a	n/a
Bank	119,388	14.23	33,571	4.00	50,357	6.00

Tier 1 leverage ratio
Company	119,475	11.03	43,309	4.00	n/a	n/a
Bank	119,388	11.03	43,311	4.00	54,138	5.00

At December 31, 2012
Total capital to risk-weighted assets
Company	$115,182	14.42%	$63,892	8.00%	n/a	n/a
Bank	115,077	14.41	63,892	8.00	$79,865	10.00%

Tier 1 capital to risk-weighted assets
Company	105,098	13.16	31,946	4.00	n/a	n/a
Bank	104,993	13.15	31,946	4.00	47,919	6.00

Tier 1 leverage ratio
Company	105,098	9.18	45,771	4.00	n/a	n/a
Bank	104,993	9.18	45,771	4.00	57,213	5.00

We are subject to certain regulatory requirements and restrictions related to credit quality and earnings, including a restriction prohibiting dividend payments from the Bank to the Company without prior approval from the Supervisory Authorities, and the maintenance of a specified leverage capital ratio.

23.     Holding Company Condensed Financial Information

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are equity issuances, dividends received from the Bank and funds received through stock option exercises.

The following tables summarize the holding company’s financial condition, results of operations and cash flows at the dates and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2013	2012

Assets
Cash and cash equivalents	$87	$128
Deferred tax asset, net	364	-
Investment in subsidiary	123,366	98,275
Total assets	$123,817	$98,403

Liabilities and shareholders' equity
Other liabilities	$-	$23
Shareholders' equity	123,817	98,380
Total liabilities and shareholders' equity	$123,817	$98,403

Condensed Statements of Income (Loss)

	For the years ended December 31,
	2013	2012	2011

Equity in undistributed income (loss) of subsidiary	$27,509	$(1,738)	$(23,154)
Other operating expense	(142)	(126)	(246)
Net income (loss) before benefit for income taxes	27,367	(1,864)	(23,400)

Benefit for income taxes	(364)	-	-
Net income (loss)	$27,731	$(1,864)	$(23,400)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$27,731	$(1,864)	$(23,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in equity in undistributed (income) loss of subsidiary	(27,509)	1,738	23,154
Increase in deferred tax assets, net	(364)	-	-
Decrease in other assets	-	-	12
Decrease in other liabilities	(23)	(55)	(707)
Net cash used in operating activities	(165)	(181)	(941)

Investing Activities
Capital contribution in subsidiary	-	(650)	(8,556)
Net cash used in investing activities	-	(650)	(8,556)

Financing Activities
Proceeds from issuance of common stock, net	-	-	7,951
Proceeds from exercise of stock options	124	-	-
Net cash provided by financing activities	124	-	7,951

Net change in cash and due from banks	(41)	(831)	(1,546)
Cash and due from banks, beginning of period	128	959	2,505
Cash and due from banks, end of period	$87	$128	$959

24.     Related Party Transactions

Intercompany Transactions

Intercompany transactions include activities between the Company and the Bank. Prior to June 2013, the Pension Plan assets were administered by the Bank’s Trust department and were administered by professional investment firms as well as by investment professionals that were teammates of the Bank. Administration and management of the Pension Plan assets were transferred to a third party in June 2013.

Related Party Transactions

Certain Directors, Executive Officers, and their related interests are loan clients of the Bank. All such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions. The total loans outstanding to these related parties aggregated $1.8 million at both December 31, 2013 and 2012. During 2013, net paydowns on related party loans were $15 thousand. All such loans outstanding at December 31, 2013 were performing based on contractual terms.

25.     Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for the periods indicated (in thousands, except per share data).

	For the year ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$10,864	$10,728	$10,523	$10,423	$42,538
Interest expense	895	503	475	387	2,260
Net interest income	9,969	10,225	10,048	10,036	40,278

Provision for loan losses	350	670	645	1,800	3,465
Net interest income after provision for loan losses	9,619	9,555	9,403	8,236	36,813

Investment securities gains (losses), net	-	331	(44)	23	310
Other noninterest income	3,745	3,906	3,323	3,552	14,526
Noninterest expense	10,375	11,911	9,835	10,212	42,333
Net income before provision (benefit) for income taxes	2,989	1,881	2,847	1,599	9,316

Provision (benefit) for income taxes	813	382	(19,386)	(224)	(18,415)

Net income	$2,176	$1,499	$22,233	$1,823	$27,731

Common and per share data
Net income - basic	$0.17	$0.12	$1.74	$0.14	$2.17
Net income - diluted	0.17	0.12	1.74	0.14	2.17

	For the year ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$12,025	$11,422	$11,076	$10,867	$45,390
Interest expense	1,394	1,339	1,227	1,178	5,138
Net interest income	10,631	10,083	9,849	9,689	40,252

Provision for loan losses	2,700	8,450	600	1,325	13,075
Net interest income after provision for loan losses	7,931	1,633	9,249	8,364	27,177

Investment secuities gains, net	-	9,859	-	635	10,494
Other noninterest income	3,930	4,104	4,335	4,167	16,536
Noninterest expense	11,931	19,234	10,858	11,327	53,350
Net income (loss) before provision (benefit) for income taxes	(70)	(3,638)	2,726	1,839	857

Provision (benefit) for income taxes	517	3,511	(436)	(871)	2,721

Net income (loss)	$(587)	$(7,149)	$3,162	$2,710	$(1,864)

Common and per share data
Net income (loss) - basic	$(0.05)	$(0.57)	$0.25	$0.21	$(0.15)
Net income (loss) - diluted	(0.05)	(0.57)	0.25	0.21	(0.15)

Earnings per share disclosures for the three months ended September 30, 2013 were adjusted from those reported in the Quarterly Report for the three months ended September 30, 2013 as filed with the U.S. Securities and Exchange Commission (the “SEC”) to reflect the application of the two-class method as disclosed in Note 1, Summary of Significant Accounting Policies. The application of the two-class method reduced previously reported net income per basic and diluted share for the three months ended September 30, 2013 by $0.02 and $0.01, respectively.

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

For management’s report on internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm, see Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) All Financial Statements

See Item 8. Financial Statements and Supplementary Data

(2) Financial Statement Schedules

All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Company required by Article 5 of Regulation S- X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information is contained in the Consolidated Financial Statements or the notes thereto, which are included in Item 8 hereof.

(3) Exhibits

See the Exhibit Index immediately following the signature page of this report

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

Date: March 5, 2014

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

Signature	Title	Date

/s/ Lee S. Dixon
Lee S. Dixon	Director	March 5, 2014
Chief Operating Officer
Chief Risk Officer

/s/ Samuel L. Erwin
Samuel L. Erwin	Chairman of the Board of Directors	March 5, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael D. Glenn
Michael D. Glenn	Director	March 5, 2014

/s/ Robert B. Goldstein
Robert B. Goldstein	Lead Independent Director	March 5, 2014

/s/ John D. Hopkins, Jr.
John D. Hopkins, Jr.	Director	March 5, 2014

/s/ Roy D. Jones
Roy D. Jones	Chief Financial Officer	March 5, 2014
(Principal Financial Officer
and Principal Accounting Officer)

/s/ James J. Lynch
James J. Lynch	Director	March 5, 2014

/s/ Jane S. Sosebee
Jane S. Sosebee	Director	March 5, 2014

/s/ John P. Sullivan
John P. Sullivan	Director	March 5, 2014

/s/ J. David Wasson, Jr.
J. David Wasson, Jr.	Director	March 5, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 21, 2009)

3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed October 7, 2010)

3.1.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 27, 2011)

3.1.4	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on May 22, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed August 2, 2012)

3.2	Amended and Restated Bylaws dated December 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 21, 2009)

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed August 20, 1992)

10.1*	The Palmetto Bank Pension Plan and Trust Agreement (incorporated by reference to Exhibit 10(c) to the Company’s Form S-4 filed May 2, 1988)

10.2*	The Palmetto Bank Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed March 16, 2001)

10.3*	Palmetto Bancshares, Inc. Amended and Restated 1997 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed March 15, 2004)

10.4*	Palmetto Bancshares, Inc. 2008 Restricted Stock Plan (incorporated by reference to Appendix A to Company’s Schedule 14A filed March 17, 2008)

10.5	Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 26, 2007)

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

101

The following materials from Palmetto Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.