Form 10-Q
period 2014-03-31
PALMETTO BANCSHARES INC
filed 2014-05-02
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common stock, $0.01 par value	12,792,509

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents
Cash and due from banks	$65,942	$38,178
Total cash and cash equivalents	65,942	38,178

Federal Home Loan Bank stock, at cost	1,881	2,950
Trading account assets, at fair value	5,247	5,118
Investment securities available for sale, at fair value	208,772	214,383
Mortgage loans held for sale	2,474	1,722

Loans, gross	755,878	767,513
Less: allowance for loan losses	(16,243)	(16,485)
Loans, net	739,635	751,028

Premises and equipment, net	22,980	23,367
Accrued interest receivable	3,472	3,535
Foreclosed real estate	7,490	7,502
Deferred tax asset, net	20,546	22,087
Bank-owned life insurance	11,691	11,617
Other assets	9,277	8,742
Total assets	$1,099,407	$1,090,229

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$191,474	$178,075
Interest-bearing	736,559	729,285
Total deposits	928,033	907,360

Retail repurchase agreements	17,319	18,175
Federal Home Loan Bank advances	20,000	35,000
Other liabilities	7,103	5,877
Total liabilities	972,455	966,412

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,792,509 and 12,784,605 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	127	127
Capital surplus	144,876	144,624
Accumulated deficit	(8,613)	(10,641)
Accumulated other comprehensive loss, net of tax	(9,438)	(10,293)
Total shareholders' equity	126,952	123,817

Total liabilities and shareholders' equity	$1,099,407	$1,090,229

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Interest income
Interest earned on cash and cash equivalents	$14	$35
Dividends received on Federal Home Loan Bank stock	14	-
Interest earned on trading account assets	46	-
Interest earned on investment securities available for sale	1,004	1,010
Interest and fees earned on loans	8,998	9,819
Total interest income	10,076	10,864

Interest expense
Interest expense on deposits	127	895
Interest expense on Federal Home Loan Bank advances	16	-
Total interest expense	143	895

Net interest income	9,933	9,969

Provision for loan losses	-	350

Net interest income after provision for loan losses	9,933	9,619

Noninterest income
Service charges on deposit accounts, net	1,562	1,554
Fees for trust, investment management and brokerage services	146	769
Mortgage-banking	461	571
Debit card and automatic teller machine income, net	586	499
Bankcard services	67	60
Investment securities gains, net	85	-
Trading account income, net	171	-
Other	288	292
Total noninterest income	3,366	3,745

Noninterest expense
Salaries and other personnel	4,790	5,098
Occupancy	1,097	1,067
Furniture and equipment	1,045	900
Professional services	813	427
Federal Deposit Insurance Corporation deposit insurance assessment	356	370
Marketing	255	142
Foreclosed real estate writedowns and expenses	313	452
Loan workout	131	212
Other	1,289	1,707
Total noninterest expense	10,089	10,375

Income before provision for income taxes	3,210	2,989

Provision for income taxes	1,182	813

Net income	$2,028	$2,176

Common and per share data
Net income - basic	$0.16	$0.17
Net income - diluted	0.16	0.17
Cash dividends	-	-
Book value	9.92	7.82

Average common shares issued and outstanding	12,675,257	12,650,766
Average diluted common shares issued and outstanding	12,707,444	12,650,766

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands)

	For the three months ended March 31,
	2014	2013

Net income	$2,028	$2,176

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	1,293	(1,732)
Plus: reclassification adjustment of net gains included in net income	85	-
Increase (decrease) in net unrealized gains on investment securities available for sale	1,378	(1,732)

Other comprehensive income (loss), pretax	1,378	(1,732)

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	523	(657)

Other comprehensive income (loss), net of tax	855	(1,075)

Comprehensive income	$2,883	$1,101

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

	Shares of common stock	Common stock	Capital surplus	Accumulated deficit	Accumulated other comprehensive loss, net	Total

Balance, December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				2,176		2,176
Other comprehensive loss, net of tax					(1,075)	(1,075)
Compensation expense related to stock options and restricted stock granted under equity award plans			328			328
Common stock issued related to restricted stock granted under equity award plans	8,407					-

Balance, March 31, 2013	12,762,452	$127	$143,670	$(36,196)	$(7,792)	$99,809

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				2,028		2,028
Other comprehensive income, net of tax					855	855
Compensation expense related to stock options and restricted stock granted under equity award plans			252			252
Common stock issued related to restricted stock granted under equity award plans	7,904					-

Balance, March 31, 2014	12,792,509	$127	$144,876	$(8,613)	$(9,438)	$126,952

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended March 31,
Operating Activities	2014	2013
Net income	$2,028	$2,176
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	593	639
Amortization of unearned discounts / premiums on investment securities available for sale, net	845	1,572
Provision for loan losses	-	350
Provision for unfunded commitments	(17)	242
Trading account income, net	(171)	-
Reduction in trading account assets, net	42	-
Net periodic pension expense	206	169
Gain on sales of mortgage loans held for sale, net	(363)	(549)
Gain on sales of Small Business Administration loans	(70)	(173)
Writedowns and losses on sales of foreclosed real estate, net	203	359
Investment securities gains, net	(85)	-
Originations of mortgage loans held for sale	(12,547)	(19,798)
Proceeds from sales of mortgage loans held for sale	12,158	19,405
Proceeds from sales of Small Business Administration loans	1,236	1,903
Compensation expense on equity-based awards	252	328
Increase in cash surrender value of bank-owned life insurance	(74)	-
Contribution to defined benefit pension plan	-	(163)
Decrease in interest receivable and other assets, net	546	790
Increase in interest payable and other liabilities, net	1,037	855
Net cash provided by operating activities	5,819	8,105

Investing Activities
Proceeds from sales of investment securities available for sale	14,956	-
Proceeds from maturities and repayments of investment securities available for sale	6,273	17,760
Purchases of investment securities available for sale	(15,000)	(22,360)
Purchases of Federal Home Loan Bank stock	(225)	-
Proceeds from redemption of Federal Home Loan Bank stock	1,294	431
Decrease in gross loans, net	9,772	3,813
Proceeds from sales of foreclosed real estate	264	765
Purchases of premises and equipment, net	(206)	(440)
Net cash provided by (used for) investing activities	17,128	(31)

Financing Activities
Increase in transaction, money market and savings deposits, net	30,044	24,458
Decrease in time deposits, net	(9,371)	(75,504)
Increase (decrease) in retail repurchase agreements, net	(856)	2,349
Proceeds from Federal Home Loan Bank advances	20,000	-
Repayment of Federal Home Loan Bank advances	(35,000)	-
Net cash provided by (used for) financing activities	4,817	(48,697)
Net change in cash and due from banks	27,764	(40,623)
Cash and due from banks, beginning of period	38,178	101,385
Cash and due from banks, end of period	$65,942	$60,762

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$153	$1,129
Income taxes	970	-
Significant noncash activities
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax	855	(1,075)
Loans transferred from gross loans to other loans held for sale	1,166	1,730
Loans transferred from gross loans to foreclosed real estate, at fair value	455	1,270

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the "Company") is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. Also headquartered in Greenville, South Carolina, The Palmetto Bank is the third largest banking institution headquartered in South Carolina. The Palmetto Bank serves the Upstate of South Carolina through 25 branch locations in nine counties along the economically attractive I-85 corridor, as well as 24/7/365 service through online and mobile banking and automatic teller machines. Through its Retail, Commercial and Wealth Management lines of business, the Bank specializes in providing financial solutions to consumers and small to mid-size businesses with deposit and cash management products, loans (including consumer, mortgage, credit card, automobile, Small Business Administration (“SBA”), commercial and corporate), lines of credit, trust, brokerage, private banking, financial planning and insurance.

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

The Consolidated Financial Statements at and for the three months ended March 31, 2014 and 2013 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2014 (the “2013 Annual Report on Form 10-K”).

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included in this Quarterly Report on Form 10-Q.

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesess for improved accountability and go-to-market strategies. The Company has limited financial information for these businesses, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at March 31, 2014, the Company had one reportable business segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income, comprehensive income or shareholders’ equity as previously reported.

Recently Adopted Authoritative Pronouncements

In May 2013, the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents. The updated framework was written to reflect the changes in business in the two decades since the first version was released in 1992. The Company transitioned from the 1992 framework to the 2013 framework during the first quarter 2014.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 became effective for the Company on January 1, 2014 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-04 Receivables—Troubled Debt Restructurings by Creditors (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”) to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. ASU 2014-04 became effective for the Company on January 1, 2014 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Authoritative Pronouncements

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a Consensus of the FASB Emerging Issues Task Force) (“ASU 2014-01”) to modify the criteria an entity must meet to account for a low-income housing tax credit investment by using the measurement and presentation alternative in Accounting Standards Codification (“ASC”) 323-740. This method permits an investment’s performance to be presented net of the related tax benefits as part of income tax expense. ASU 2014-01 is likely to increase the number of low-income housing tax credit investments that would qualify for this method. The new guidance also simplifies the amortization method an entity uses when it qualifies for and elects to apply the accounting permitted under ASC 323-740 by establishing a proportional-amortization method that replaces the effective-yield method previously required. The amendments should be applied retrospectively to all periods presented and are effective for public entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of March 31, 2014, after taking into consideration the Bank’s levels of vault cash, reserves of $1.5 million were maintained with the Federal Reserve.

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

Restricted cash and cash equivalents pledged as collateral relative to public funds and other agreements totaled $250 thousand and $706 thousand at March 31, 2014 and December 31, 2013, respectively.

3.     Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Municipal bonds	$4,815	$3,771
Insured bank deposits	432	1,347
Total trading account assets	$5,247	$5,118

The following table summarizes net realized gains and the change in fair value relative to trading account assets included in the Consolidated Statement of Income for the three months ended March 31, 2014 (in thousands). The investment in the trading account was made in September 2013; accordingly, there is no data to report for the three months ended March 31, 2013.

Municipal bonds
Realized gains, net	$178
Unrealized losses, net due to changes in fair value relative to assets held at end of period	(7)
Total trading account income, net	$171

Trading account assets may not be withdrawn from the account until September 2014.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at March 31, 2014.

	Moody's ratings		Standard and Poor's Ratings
Aaa	5%	AAA	13%
Aa1 - Aa3	43	AA+ - AA-	50
A1 - A3	29	A+ - A-	18
Not rated	23	BBB+ - BBB	1
Total	100%	Not rated	18
		Total	100%

All municipal bond trading account assets were rated by either Moody’s or Standard and Poor’s at March 31, 2014.

4.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair values of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$1,940	$3	$-	$1,943
State and municipal	7,247	98	(49)	7,296
Collateralized mortgage obligations (federal agencies)	89,979	27	(3,139)	86,867
Other mortgage-backed (federal agencies)	77,459	193	(623)	77,029
SBA loan-backed (federal agency)	35,589	170	(122)	35,637
Total investment securities available for sale	$212,214	$491	$(3,933)	$208,772

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$7,393	$138	$(71)	$7,460
Collateralized mortgage obligations (federal agencies)	97,303	30	(4,201)	93,132
Other mortgage-backed (federal agencies)	76,852	95	(927)	76,020
SBA loan-backed (federal agency)	37,655	258	(142)	37,771
Total investment securities available for sale	$219,203	$521	$(5,341)	$214,383

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	March 31, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
U.S. agency	-	$-	$-	-	$-	$-	-	$-	$-
State and municipal	1	1,030	49	-	-	-	1	1,030	49
Collateralized mortgage obligations (federal agencies)	7	33,068	780	13	47,898	2,359	20	80,966	3,139
Other mortgage-backed (federal agencies)	17	36,702	503	1	1,536	120	18	38,238	623
SBA loan-backed (federal agency)	5	17,838	49	3	5,146	73	8	22,984	122
Total	30	$88,638	$1,381	17	$54,580	$2,552	47	$143,218	$3,933

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,010	$71	-	$-	$-	1	$1,010	$71
Collateralized mortgage obligations (federal agencies)	14	62,251	2,863	9	29,123	1,338	23	91,374	4,201
Other mortgage-backed (federal agencies)	20	64,428	774	1	1,517	153	21	65,945	927
SBA loan-backed (federal agency)	4	14,468	73	3	5,306	69	7	19,774	142
Total	39	$142,157	$3,781	13	$35,946	$1,560	52	$178,103	$5,341

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at March 31, 2014, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

The following table summarizes Moody’s ratings of investment securities available for sale, based on fair value, at March 31, 2014.

	U.S. agency	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	100%	-%	100%	100%	100
Aa1 - A2	-	77	-	-	-
Baa1	-	6	-	-	-
Not rated	-	17	-	-	-
Total	100%	100%	100%	100%	100

The following table summarizes Standard and Poor’s ratings of investment securities available for sale, based on fair value, at March 31, 2014.

	U.S. agency	State and municipal	Collateralized mortgage obligations (federal agencies)	Other mortgage-backed (federal agencies)	SBA loan-backed (federal agency)
Aaa	-%	-%	-%	-%	-%
Aa+	100	15	100	100	100
Aa - Aa-	-	30	-	-	-
Not rated	-	55	-	-	-
Total	100%	100%	100%	100%	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at March 31, 2014.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at March 31, 2014 by contractual maturity and estimated principal repayment distribution (in thousands). United States (“U.S.”) agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,940	1,943
Due after ten years	-	-
U.S. agency	1,940	1,943

Due in one year or less	3,112	3,137
Due after one year through five years	1,971	2,043
Due after five years through ten years	2,164	2,116
Due after ten years	-	-
State and municipal	7,247	7,296

Due in one year or less	2,038	2,041
Due after one year through five years	8,242	8,073
Due after five years through ten years	79,699	76,753
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	89,979	86,867

Due in one year or less	773	773
Due after one year through five years	35,621	35,768
Due after five years through ten years	16,712	16,392
Due after ten years	24,353	24,096
Other mortgage-backed (federal agencies)	77,459	77,029

Due in one year or less	-	-
Due after one year through five years	24,505	24,429
Due after five years through ten years	-	-
Due after ten years	11,084	11,208
SBA loan-backed (federal agency)	35,589	35,637

Due in one year or less	5,923	5,951
Due after one year through five years	70,339	70,313
Due after five years through ten years	100,515	97,204
Due after ten years	35,437	35,304
Total investment securities available for sale	$212,214	$208,772

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Public funds deposits	$84,368	$75,718
Retail repurchase agreements	27,044	25,626
Federal Reserve line of credit	1,461	1,459
Correspondent bank lines of credit	16,041	16,788
Total investment securities available for sale pledged	$128,914	$119,591

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Realized gains	$125	$-
Realized losses	(40)	-
Total investment securities gains, net	$85	$-

5.     Loans

In the tables below, loan classes are based on the Federal Deposit Insurance Corporation’s (“FDIC”) classification code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2014		December 31, 2013
	Total	% of total	Total	% of total

Commercial real estate	$445,153	58.9%	$455,452	59.4%
Single-family residential	176,454	23.3	178,125	23.2
Commercial and industrial	72,477	9.6	73,078	9.5
Consumer	51,319	6.8	50,099	6.5
Other	10,475	1.4	10,759	1.4
Loans, gross	$755,878	100.0%	$767,513	100.0%

Residential mortgage loans serviced for the benefit of others amounted to $385.9 million and $384.5 million at March 31, 2014 and December 31, 2013, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Net unearned income and deferred fees totaled $593 thousand and $643 thousand at March 31, 2014 and December 31, 2013, respectively.

Pledged

To borrow from the Federal Home Loan Bank (“FHLB”) and cover the various Federal Reserve services that are available for use by the Bank, members must pledge collateral. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At March 31, 2014 and December 31, 2013, $189.4 million and $205.2 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $85.8 million and $90.2 million, respectively, were available as lendable collateral.

At March 31, 2014 and December 31, 2013, loans totaling $749 thousand and $794 thousand, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $643 thousand and $651 thousand, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at March 31, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$74,373	9.9%	55.7%
Multifamily residential	9,983	1.3	7.5
Nonfarm nonresidential	360,797	47.7	270.5
Total loans secured by commercial real estate	$445,153	58.9%	333.7%

The following table further categorizes loans secured by commercial real estate at March 31, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$18,750	2.5%	14.1%
Land development - commercial	7,376	1.0	5.5
Land development - residential	8,071	1.1	6.1
Commercial construction:
Retail	1,657	0.2	1.2
Office	5,840	0.8	4.4
Multifamily	8,689	1.1	6.5
Industrial and warehouse	668	0.1	0.5
Miscellaneous commercial	7,766	1.0	5.8
Total development commercial real estate loans	58,817	7.8	44.1

Existing and other commercial real estate loans
Secured by:
Hotel / motel	53,843	7.1	40.4
Retail	23,737	3.1	17.8
Office	9,546	1.3	7.2
Multifamily	9,983	1.3	7.5
Industrial and warehouse	6,044	0.8	4.5
Healthcare	13,728	1.8	10.3
Miscellaneous commercial	104,775	13.9	78.5
Total existing and other commercial real estate loans	221,656	29.3	166.2

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	149,124	19.7	111.8
Commercial construction - owner-occupied	6,861	0.9	5.1
Residential construction - contract	8,695	1.2	6.5
Total commercial real estate owner-occupied and residential loans	164,680	21.8	123.4

Total loans secured by commercial real estate	$445,153	58.9%	333.7%

Asset Quality

The following table summarizes various internal credit-quality indicators of gross loans, by class, at March 31, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,206	163	67,597	77,966
Grade 4	36,364	1,581	168,340	206,285
Grade W	5,134	8,059	76,633	89,826
Grade 5	2,158	-	20,418	22,576
Grade 6	3,677	180	26,210	30,067
Grade 7	803	-	1,599	2,402
Not risk rated*	16,031	-	-	16,031
Total	$74,373	$9,983	$360,797	$445,153

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$817
Grade 2	1,589
Grade 3	9,986
Grade 4	49,225
Grade W	5,351
Grade 5	1,195
Grade 6	3,899
Grade 7	415
Not risk rated	-
Total	$72,477

	Single-family residential revolving, open-end loans	Single-family residential closed- end, first lien	Single-family residential closed- end, junior lien	Total single-family residential loans
Performing	$70,756	$99,686	$3,653	$174,095
Nonperforming	564	1,686	109	2,359
Total	$71,320	$101,372	$3,762	$176,454

	Indirect automobile	All other consumer	Total consumer
Performing	$39,953	$11,213	$51,166
Nonperforming	136	17	153
Total	$40,089	$11,230	$51,319

Other
Performing	$10,475
Nonperforming	-
Total	$10,475

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,025	259	69,954	80,238
Grade 4	34,654	887	171,585	207,126
Grade W	8,679	9,079	83,843	101,601
Grade 5	2,202	-	16,727	18,929
Grade 6	4,400	181	24,352	28,933
Grade 7	803	-	1,604	2,407
Not risk rated*	15,795	11	412	16,218
Total	$76,558	$10,417	$368,477	$455,452

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$879
Grade 2	1,186
Grade 3	8,830
Grade 4	51,167
Grade W	5,151
Grade 5	2,361
Grade 6	2,923
Grade 7	494
Not risk rated	87
Total	$73,078

	Single-family residential revolving, open-end loans	Single-family residential closed- end, first lien	Single-family residential closed- end, junior lien	Total single-family residential loans
Performing	$69,121	$101,100	$3,802	$174,023
Nonperforming	797	3,176	129	4,102
Total	$69,918	$104,276	$3,931	$178,125

	Indirect automobile	All other consumer	Total consumer
Performing	$38,514	$11,349	$49,863
Nonperforming	210	26	236
Total	$38,724	$11,375	$50,099

Other
Performing	$10,759
Nonperforming	-
Total	$10,759

The following table summarizes delinquencies, by class, at March 31, 2014 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$322	$3,197	$3,519	$70,854	$74,373
Multifamily residential	-	180	180	9,803	9,983
Nonfarm nonresidential	4,032	5,382	9,414	351,383	360,797
Total commercial real estate	4,354	8,759	13,113	432,040	445,153

Single-family real estate, revolving, open-end loans	317	564	881	70,439	71,320
Single-family real estate, closed-end, first lien	929	2,686	3,615	97,757	101,372
Single-family real estate, closed-end, junior lien	27	109	136	3,626	3,762
Total single-family residential	1,273	3,359	4,632	171,822	176,454

Commercial and industrial	177	1,764	1,941	70,536	72,477

Indirect automobile	253	136	389	39,700	40,089
All other consumer	58	17	75	11,155	11,230
Total consumer	311	153	464	50,855	51,319

Farmland	-	-	-	3,341	3,341
Obligations of states and political subdivisions of the U.S.	-	-	-	478	478
Other	-	-	-	6,656	6,656
Total other	-	-	-	10,475	10,475

Loans, gross	$6,115	$14,035	$20,150	$735,728	$755,878

Additional interest income of $169 thousand would have been reported during the three months ended March 31, 2014 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. This interest income was not recorded in the Company's Consolidated Statements of Income.

The following table summarizes delinquencies, by class, at December 31, 2013 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$82	$3,872	$3,954	$72,604	$76,558
Multifamily residential	-	181	181	10,236	10,417
Nonfarm nonresidential	1,199	4,832	6,031	362,446	368,477
Total commercial real estate	1,281	8,885	10,166	445,286	455,452

Single-family real estate, revolving, open-end loans	148	797	945	68,973	69,918
Single-family real estate, closed-end, first lien	1,091	3,176	4,267	100,009	104,276
Single-family real estate, closed-end, junior lien	41	129	170	3,761	3,931
Total single-family residential	1,280	4,102	5,382	172,743	178,125

Commercial and industrial	306	1,885	2,191	70,887	73,078

Indirect automobile	294	210	504	38,220	38,724
All other consumer	41	26	67	11,308	11,375
Total consumer	335	236	571	49,528	50,099

Farmland	-	-	-	3,394	3,394
Obligations of states and political subdivisions of the U.S.	-	-	-	497	497
Other	-	-	-	6,868	6,868
Total other	-	-	-	10,759	10,759

Loans, gross	$3,202	$15,108	$18,310	$749,203	$767,513

Troubled Debt Restructurings. The following table summarizes the carrying balance of troubled debt restructurings at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Performing	$25,662	$26,744
Nonperforming	1,942	2,184
Total troubled debt restructurings	$27,604	$28,928

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

	For the three months ended March 31,
	2014	2013
Carrying balance	$956	$5,842
Count	3	8

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2014			2013
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction, land development and other land loans	-	$-	$-	1	$60	$60
Loans, gross	-	$-	$-	1	$60	$60

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2014			2013
	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

Rate concession	-	$-	$-	1	$60	$60
Loans, gross	-	$-	$-	1	$60	$60

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment
Nonfarm nonresidential	2	$2,597	-	$-
Loans, gross	2	$2,597	-	$-

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Performing troubled debt restructured loans	$25,662	$26,744
Nonperforming troubled debt restructured loans	1,942	2,184
Nonperforming other loans	6,048	6,580
Performing other loans	9,730	9,187
Total impaired loans	$43,382	$44,695

The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2014 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$2,757	$6,016
Multifamily residential	180	239
Nonfarm nonresidential	20,132	24,940
Total commercial real estate	23,069	31,195

Single-family real estate, revolving, open-end loans	-	-
Single-family real estate, closed-end, first lien	921	5,208
Single-family real estate, closed-end, junior lien	27	27
Total single-family residential	948	5,235

Commercial and industrial	735	1,132

Consumer	6	15

Total impaired loans with no related allowance recorded	$24,758	$37,577

With an allowance recorded:
Construction, land development and other land loans	$259	$259	$68
Multifamily residential	-	-	-
Nonfarm nonresidential	15,883	17,338	1,770
Total commercial real estate	16,142	17,597	1,838

Single-family real estate, revolving, open-end loans	404	404	-
Single-family real estate, closed-end, first lien	253	253	13
Single-family real estate, closed-end, junior lien	167	167	138
Total single-family residential	824	824	151

Commercial and industrial	1,641	2,941	478

Consumer	17	17	3

Total impaired loans with an allowance recorded	$18,624	$21,379	$2,470

Total:
Construction, land development and other land loans	$3,016	$6,275	$68
Multifamily residential	180	239	-
Nonfarm nonresidential	36,015	42,278	1,770
Total commercial real estate	39,211	48,792	1,838

Single-family real estate, revolving, open-end loans	404	404	-
Single-family real estate, closed-end, first lien	1,174	5,461	13
Single-family real estate, closed-end, junior lien	194	194	138
Total single-family residential	1,772	6,059	151

Commercial and industrial	2,376	4,073	478

Consumer	23	32	3

Total impaired loans	$43,382	$58,956	$2,470

Interest income recognized on impaired loans during the three months ended March 31, 2014 was $462 thousand. The average balance of total impaired loans was $44.1 million for the same period.

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

	For the three months ended March 31, 2014
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485
Provision for loan losses	48	(37)	(171)	35	125	-

Loan charge-offs	161	104	-	56	155	476
Loan recoveries	5	91	12	31	95	234
Net loans charged-off	156	13	(12)	25	60	242

Allowance for loan losses, end of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243

	March 31, 2014
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,838	$151	$478	$3	$-	$2,470
Collectively evaluated for impairment	8,619	2,923	1,045	1,125	61	13,773
Allowance for loan losses, end of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243

Individually evaluated for impairment	$39,211	$1,772	$2,376	$23	$-	$43,382
Collectively evaluated for impairment	405,942	174,682	70,101	51,296	10,475	712,496
Loans, gross	$445,153	$176,454	$72,477	$51,319	$10,475	$755,878

	For the three months ended March 31, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(270)	(101)	655	(17)	83	350

Loan charge-offs	464	133	39	97	215	948
Loan recoveries	31	43	10	34	125	243
Net loans charged-off	433	90	29	63	90	705

Allowance for loan losses, end of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470

	March 31, 2013
	Commercial real estate	Single-family residential	Commercial and industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,995	$214	$880	$4	$-	$3,093
Collectively evaluated for impairment	9,619	2,735	1,010	1,009	4	14,377
Allowance for loan losses, end of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470

Individually evaluated for impairment	$36,989	$3,056	$3,062	$37	$-	$43,144
Collectively evaluated for impairment	419,021	163,333	46,558	49,014	9,694	687,620
Loans, gross	$456,010	$166,389	$49,620	$49,051	$9,694	$730,764

6.     Other Loans Held for Sale and Valuation Allowance

The following table summarizes activity within other loans held for sale and the related valuation allowance at the dates and for the periods indicated (in thousands).

	Other loans held for sale, gross	Valuation allowance on other loans held for sale
Balance, December 31, 2012	$2,288	$1,512

Additions:
SBA loans transferred to other loans held for sale	1,730	-
Total additions	1,730	-

Reductions:
Proceeds from sales of SBA loans	1,903	-
Gain on sales of SBA loans	(173)	-
Total reductions	1,730	-

Balance, March 31, 2013	$2,288	$1,512

Balance, December 31, 2013	$-	$-

Additions:
SBA loans transferred to other loans held for sale	1,166	-
Total additions	1,166	-

Reductions:
Proceeds from sales of SBA loans	1,236	-
Gain on sales of SBA loans	(70)	-
Total reductions	1,166	-

Balance, March 31, 2014	$-	$-

The Company originates loans partially guaranteed by the SBA, an agency of the U.S. government. The Company may sell the guaranteed portion of these loans into the secondary market.

7.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Land	$5,521	$5,521
Buildings	19,439	19,395
Leasehold improvements	3,760	3,746
Furniture and equipment	13,259	13,259
Software	5,443	5,344
Bank automobiles	95	95
Capital lease asset	556	1,396
Premises and equipment, gross	$48,073	$48,756

Accumulated depreciation	(25,093)	(25,389)
Premises and equipment, net	$22,980	$23,367

At March 31, 2014, the Bank provided commercial and consumer banking products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $593 thousand and $639 thousand, respectively.

8.     Long-Lived Assets Held for Sale

At March 31, 2014, the Company was marketing for sale a vacant parcel of land with a net book value of $562 thousand and a vacant branch facility with a net book value of $123 thousand. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets.

9.     Servicing Rights

Residential Mortgage-Servicing Rights

The net book value of residential mortgage-servicing rights was $2.4 million at both March 31, 2014 and December 31, 2013. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.7 million and $3.8 million at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2014	2013
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,431	$2,545
Capitalized mortgage-servicing rights	115	171
Mortgage-servicing rights portfolio amortization and impairment	(140)	(217)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,406	$2,499

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2014	2013
Valuation allowance, beginning of period	$31	$41
Additions charged to operations, net	-	12
Valuation allowance, end of period	$31	$53

SBA Servicing Rights

The net book value of SBA servicing rights was $90 thousand and $64 thousand at March 31, 2014 and December 31, 2013, respectively. SBA servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of SBA servicing rights was $96 thousand and $69 thousand at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2014	2013
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$64	$39
Capitalized SBA servicing rights	31	40
SBA servicing rights portfolio amortization and impairment	(5)	(3)
SBA servicing rights portfolio, net of valuation allowance, end of period	$90	$76

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2014	2013
Valuation allowance, beginning of period	$8	$-
Additions charged to operations, net	3	-
Valuation allowance, end of period	$11	$-

10.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	March 31, 2014	December 31, 2013
Foreclosed real estate	$7,490	$7,502
Repossessed personal property	13	43
Total foreclosed real estate and repossessed personal property	$7,503	$7,545

Included in foreclosed real estate at both March 31, 2014 and December 31, 2013 were 77 residential lots with an aggregate net book value of $6.4 million and $6.5 million, respectively, in three separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2014	2013
Foreclosed real estate, beginning of period	$7,502	$10,911
Plus: new foreclosed real estate	455	1,270
Less: proceeds from sale of foreclosed real estate	(264)	(765)
Plus: gain on sale of foreclosed real estate	43	57
Less: writedowns and losses charged to expense	(246)	(416)
Foreclosed real estate, end of period	$7,490	$11,057

11.     Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies during 2013 and is the sole beneficiary. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.1 million and $10.0 million at March 31, 2014 and December 31, 2013, respectively.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are now retired from the Company. At both March 31, 2014 and December 31, 2013, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

12.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Transaction deposits	$522,638	$494,289
Money market deposits	132,284	136,476
Savings deposits	85,647	79,760
Time deposits $100,000 and greater	73,522	79,654
Time deposits less than $100,000	113,942	117,181
Total deposits	$928,033	$907,360

At March 31, 2014 and December 31, 2013, $465 thousand and $564 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. There were no brokered deposits at March 31, 2014 or December 31, 2013.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Transaction deposits	$10	$9
Money market deposits	9	8
Savings deposits	3	2
Time deposits	105	876
Total interest expense on deposits	$127	$895

 13.     Borrowings

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and are secured by $27.0 million of the Company’s investment securities available for sale.

FHLB Advances

As disclosed in Note 4, Investment Securities Available for Sale, and Note 5, Loans, the Bank may pledge investment securities and loans to collateralize FHLB advances. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The FHLB allows the Bank to borrow up to 25% of total assets, subject to available collateral.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Available lendable loan collateral value pledged to serve against FHLB advances	$85,802	$90,225
FHLB advances	20,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$65,802	$55,225

The following table summarizes the balance, maturity date and interest rate of the Bank’s FHLB advances at March 31, 2014 (dollars in thousands).

Balance	Maturity date	Interest rate
$10,000	4/30/2014	0.21%
10,000	7/21/2014	0.24
$20,000

Federal Reserve Discount Window

At both March 31, 2014 and December 31, 2013, $2.2 million of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank. Of these amounts, $2.1 million were available as lendable collateral at both March 31, 2014 and December 31, 2013. The Bank’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit. At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the first quarter 2014, the Bank obtained an additional unsecured line totaling $10 million resulting in access to three secured and three unsecured lines of credit from five correspondent banks totaling $70 million at March 31, 2014. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

14.     Shareholders’ Equity

Common Shares

At March 31, 2014, the Company had 75,000,000 authorized shares of common stock of which 12,792,509 were issued and outstanding. As of April 25, 2014 the Company has reserved a total of 577,905 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 17, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Net unrealized loss on investment securities available for sale	$(2,135)	$(2,990)
Net unrealized defined benefit pension plan actuarial loss	(7,303)	(7,303)
Total accumulated other comprehensive loss, net of tax	$(9,438)	$(10,293)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior approval of the FDIC and the South Carolina State Board of Financial Institutions (together the “Supervisory Authorities”).

15.     Income Taxes

As of March 31, 2014, the Company had federal net operating loss carryforwards of $14.1 million. If not utilized to offset future taxable income, $3.6 million will expire in 2031, $10.3 million will expire in 2032 and $142 thousand will expire in 2033. For the three months ended March 31, 2014, the Company utilized a total of $3.3 million of federal net operating loss carryforwards to offset federal taxable income generated during the period. This amount was comprised of $0.4 million of federal net operating loss carryforwards that would have expired in 2030 and $2.9 million that would have expired in 2031.

As of March 31, 2014, net deferred tax assets of $20.5 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

In 2010, the Company consummated a private placement (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of March 31, 2014, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years dating back to 2010 are generally considered subject to examination based on federal and state regulations.

16.     Benefit Plans

401(k) Plan

Employees (which we refer to as “teammates”) are given the opportunity to participate in The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired. Under the 401(k) Plan, participants are able to defer a portion of their salary into the 401(k) Plan. Matching contributions, if any, are contributed to the 401(k) Plan prior to the end of each plan year. From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of teammate contributions to the 401(k) Plan. Effective July 1, 2013, the Company reinstated its match of teammate contributions at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. The Company's matching contributions totaled $12 thousand for the three months ended March 31, 2014.

Under the Internal Revenue Service (“IRS”) rules related to 401(k) plans, the IRS imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive contribution refunds of prior salary deferrals as a result of the annual limitations, the Bank has in place a benefit equalization plan into which such teammates may contribute refunds received. The benefit equalization plan operates very similarly to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. In the second quarter 2014, contribution refunds of $32 thousand applicable to 2013 were made to the benefit equalization plan.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan (the “Pension Plan”) that covered all full-time teammates having at least 12 months of continuous service and having attained age 21. Effective 2008, the Company ceased accruing pension benefits for participants in the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $1.5 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively.

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Interest cost	$268	$210
Expected return on plan assets	(317)	(283)
Amortization of net actuarial loss	255	242
Net periodic pension expense	$206	$169

As a result of the decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$5,214	$4,440
U.S. government and agency securities	-	549
Municipal securities	-	470
Corporate bonds	-	3,398
Mutual funds	2,358	3,596
Corporate stocks	1,095	3,329
Exchange traded funds	7,614	287
Foreign equities	177	694
Accrued interest receivable	4	30
Other	6	5
Total Pension Plan assets	$16,468	$16,798

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2014	December 31, 2013
Level 1	$6,319	$7,804
Level 2	10,149	8,994
Level 3	-	-
Total Pension Plan assets	$16,468	$16,798

There were no changes in the Pension Plan's Level 3 assets during 2013 or during the three months ended March 31, 2014.

Current and Future Expected Contributions. The Company contributed $400 thousand to the Pension Plan in April 2014 and expects to contribute an additional $1.2 million relative to the 2014 plan year.

17.     Equity-Based Compensation

1997 Stock Compensation Plan

The following table summarizes stock option activity for the 1997 Stock Compensation Plan (the “1997 Plan”) at the dates and for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding, December 31, 2013	6,450	$103.89
Forfeited	(1,250)	109.20
Expired	(2,250)	93.20
Outstanding, March 31, 2014	2,950	109.80

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at March 31, 2014.

Weighted- average exercise price	Number of stock options outstanding and exercisable	Weighted- average remaining contractual life (years)
$106.40	250	0.80
109.20	2,500	2.18
121.60	200	2.80
Total	2,950	2.11

At March 31, 2014 and December 31, 2013, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

There were no grants or forfeitures of restricted stock under the 2008 Plan during the three months ended March 31, 2014. The weighted-average grant date fair value per share at both December 31, 2013 and March 31, 2014 was $27.55.

Of the 62,384 net restricted stock awards granted under the 2008 Plan, 11,245 shares remained unvested at March 31, 2014 and are expected to vest through 2016.

2011 Stock Incentive Plan

The following table summarizes the 2011 Stock Incentive Plan (the “2011 Plan”) stock option and restricted stock information at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted- average exercise price per share	Shares of restricted stock	Weighted- average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48
2012 Grants	8,020	-	-	8,020	6.50
2013 Grants	8,811	-	-	8,811	13.70
2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises		(11,250)	11.00	-	-
2014 Grants	11,904	4,000	12.96	7,904	12.92
Granted, net of forfeitures, March 31, 2014	501,162			113,911
Outstanding, March 31, 2014		376,001	10.52

Shares available for grant	700,000
Remaining shares available for grant, March 31, 2014	198,838

During the three months ended March 31, 2014, 5,404 shares of restricted stock with a total fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers. Also during the three months ended March 31, 2014, 2,500 shares of restricted stock and 4,000 stock options were awarded to certain teammates in recognition of performance and upon initial employment. These awards are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2014 to 2017.

The following table summarizes the activity in unvested shares of restricted stock under the 2011 Plan at the dates and for the period indicated.

Shares of restricted stock
Unvested, December 31, 2013	103,507
Grants	7,904
Forfeited	-
Vested	-
Unvested, March 31, 2014	111,411

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding at March 31, 2014. None of the stock options outstanding under the 2011 Plan were exercisable at March 31, 2014.

	Options outstanding
Weighted- average exercise price	Number of stock options	Weighted- average remaining contractual life (years)	Value of outstanding in-the- money stock options
$10.40	312,501	7.13	$1,153,129
11.00	59,500	7.30	183,855
12.96	4,000	9.89	4,520
Total	376,001	7.19	$1,341,504

Determining Fair Value. The following table summarizes the fair value of stock option awards granted under the 2011 Plan during the three months ended March 31, 2014 as estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions used to determine the fair value of such grants.

2014 grants
Option exercise price, per share	$12.96

Fair value of stock option awards granted, per share	$6.87

Expected dividend yield	-%
Expected volatility	50
Risk-free interest rate	2.19
Expected term (years)	7
Vesting period (years)	3

Compensation Expense Relating to Equity-Based Compensation

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and the 2011 Plan charged against pretax income for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Compensation expense
1997 Plan	$-	$-
2008 Plan	31	135
2011 Plan	221	193
Total equity-based compensation expense	$252	$328

Income tax benefit	$93	$-

At March 31, 2014, based on equity awards outstanding at that time, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $101 thousand and $926 thousand, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

18.     Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the three months ended March 31,
	2014	2013
Basic net income per common share
Net income applicable to common shareholders	$2,028	$2,176
Undistributed earnings allocated to participating securities	(18)	-
Net income allocated to common shareholders	$2,010	$2,176
Average common shares issued and outstanding	12,675,257	12,650,766
Basic net income per common share	$0.16	$0.17

Diluted net income per common share
Net income applicable to common shareholders	$2,028	$2,176
Undistributed earnings allocated to participating securities	(18)	-
Net income allocated to common shareholders	$2,010	$2,176
Average common shares issued and outstanding	12,675,257	12,650,766
Dilutive potential common shares (1)	32,187	-
Total diluted average common shares issued and outstanding	12,707,444	12,650,766
Diluted net income per common share	$0.16	$0.17

(1)     Includes dilutive impact of restricted stock and stock options, as applicable.

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at March 31, 2014 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$60,532
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	10,858
Commercial real estate, other construction loan, and land development loans	22,394
Commercial and industrial loans	36,345
Overdraft protection loans	30,636
Other	16,680
Total commitments to extend credit	$177,445

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $4.0 million and $3.7 million at March 31, 2014 and December 31, 2013, respectively.

The reserve for estimated credit losses on unfunded lending commitments at March 31, 2014 and December 31, 2013 was $242 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 20, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In March 2013, the Bank entered into a subscription agreement for a $2.0 million limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. Through the first quarter 2014, the Bank invested a total of $450 thousand in the Fund with a maximum potential investment of $2.0 million. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018.

20.     Derivative Financial Instruments and Hedging Activities

At March 31, 2014 and December 31, 2013, the Company’s only derivative instruments related to residential mortgage-banking activities.

At March 31, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $6.5 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $175 thousand. At December 31, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million. These derivative loan commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $176 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $3 thousand. The net change in derivative loan commitment fair values during the three months ended March 31, 2014 and 2013 resulted in income of $1 thousand and $13 thousand, respectively.

The notional amount of forward sales commitments totaled $8.0 million at March 31, 2014. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $11 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $6 thousand. The notional amount of forward sales commitments totaled $6.8 million at December 31, 2013. These forward sales commitments had positive fair values, included within Other assets in the Consolidated Balance Sheets, totaling $28 thousand and negative fair values, included within Other liabilities in the Consolidated Balance Sheets, totaling $4 thousand. The net change in forward sales commitment fair values during the three months ended March 31, 2014 and 2013 resulted in expense of $19 thousand and $89 thousand, respectively.

21.     Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$432	$4,815	$-	$5,247
Investment securities available for sale
U.S. agency	1,943	-	-	1,943
State and municipal	1,086	6,210	-	7,296
Collateralized mortgage obligations (federal agencies)	2,383	84,484	-	86,867
Other mortgage-backed (federal agencies)	8,457	68,572	-	77,029
SBA loan-backed (federal agency)	19,071	16,566	-	35,637
Derivative financial instruments	-	186	-	186
Total assets measured at fair value on a recurring basis	$33,372	$180,833	$-	$214,205

Liabilities
Derivative financial instruments	$-	$6	$-	$6

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,347	$3,771	$-	$5,118
Investment securities available for sale
State and municipal	-	7,460	-	7,460
Collateralized mortgage obligations (federal agencies)	-	93,132	-	93,132
Other mortgage-backed (federal agencies)	1,188	74,832	-	76,020
SBA loan-backed (federal agency)	20,457	17,314	-	37,771
Derivative financial instruments	-	204	-	204
Total assets measured at fair value on a recurring basis	$22,992	$196,713	$-	$219,705

Liabilities
Derivative financial instruments	$-	$7	$-	$7

For additional disclosure regarding the fair value of Pension Plan assets, see Note 16, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2014 or December 31, 2013.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$2,474	$-	$2,474
Impaired loans	-	5,726	-	5,726
Foreclosed real estate and repossessed personal property	34	377	6,253	6,664
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$34	$8,577	$6,938	$15,549

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,722	$-	$1,722
Impaired loans	-	5,588	25	5,613
Foreclosed real estate and repossessed personal property	34	31	6,595	6,660
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$34	$7,341	$7,305	$14,680

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2014 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate and repossessed personal property	$6,253	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

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

	Carrying amount	Fair value
March 31, 2014
Financial instruments - assets
Loans (1)	$736,673	$738,458

Financial instruments - liabilities
Deposits	928,033	916,003

December 31, 2013
Financial instruments - assets
Loans (1)	$748,243	$748,330

Financial instruments - liabilities
Deposits	907,360	896,858

(1)     Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment.

22.     Regulatory Capital Requirements and Dividend Restrictions

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at both March 31, 2014 and December 31, 2013. Since March 31, 2014, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At March 31, 2014
Total capital to risk-weighted assets
Company	$133,473	16.08%	$66,419	8.00%	n/a	n/a
Bank	133,404	16.07	66,417	8.00	$83,021	10.00%

Tier 1 capital to risk-weighted assets
Company	123,020	14.82	33,209	4.00	n/a	n/a
Bank	122,951	14.81	33,208	4.00	49,813	6.00

Tier 1 leverage ratio
Company	123,020	11.37	43,262	4.00	n/a	n/a
Bank	122,951	11.37	43,262	4.00	54,077	5.00

At December 31, 2013
Total capital to risk-weighted assets
Company	$130,043	15.49%	$67,142	8.00%	n/a	n/a
Bank	129,956	15.48	67,142	8.00	$83,928	10.00%

Tier 1 capital to risk-weighted assets
Company	119,475	14.24	33,571	4.00	n/a	n/a
Bank	119,388	14.23	33,571	4.00	50,357	6.00

Tier 1 leverage ratio
Company	119,475	11.03	43,309	4.00	n/a	n/a
Bank	119,388	11.03	43,311	4.00	54,138	5.00

The Bank is subject to certain regulatory requirements and restrictions related to credit quality and earnings, including a restriction prohibiting dividend payments from the Bank to the Company without prior approval from the Supervisory Authorities, and the maintenance of a specified leverage capital ratio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses important factors impacting the financial condition and results of operations of the Company and its subsidiary for the periods indicated. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2014 (the “2013 Annual Report on Form 10-K”).

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

Throughout this Quarterly Report on Form 10-Q, the “Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and its consolidated subsidiary, The Palmetto Bank (the “Bank”), except where the context indicates otherwise.

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

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,
●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,

●	Our ability to maintain appropriate levels of capital including levels of capital required under the capital rules implementing Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
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

●	Our ability to attract and retain key personnel,
●	Our ability to retain our existing clients including our deposit relationships,
●	Our current and future products, services, applications and functionality and plans to promote them,
●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure, or those of our third-party vendors,
●	Fraud committed by third parties, including cyber-security risks associated with transactions initiated through our electronic banking products and services, whether initiated by clients or the Bank,
●

Changes in accounting principles, policies and practices as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the SEC and the Financial Accounting Standards Board,

●	Our ability to maintain effective internal control over financial reporting,
●	The market value of our common stock including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,
●	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions and/or
●	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by federal securities laws.

You should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K.

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

The more judgmental estimates are summarized in our 2013 Annual Report on Form 10-K. There we have identified and described the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. These fluctuations would not be indicative of deficiencies in our models or inputs.

Management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors on an annual basis.

Of those significant accounting policies, we determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, servicing rights, foreclosed real estate, net deferred tax asset, defined benefit pension plan and fair value measurements are critical. For additional information regarding our critical accounting policies and estimates, refer to our 2013 Annual Report on Form 10-K.

Selected Financial Data

The following selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data).

	At and for the three months ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

STATEMENTS OF INCOME
Interest income	$10,076	$10,423	$10,523	$10,728	$10,864
Interest expense	143	387	475	503	895
Net interest income	9,933	10,036	10,048	10,225	9,969
Provision for loan losses	-	1,800	645	670	350
Net interest income after provision for loan losses	9,933	8,236	9,403	9,555	9,619
Noninterest income	3,366	3,575	3,279	4,237	3,745
Noninterest expense	10,089	10,212	9,835	11,911	10,375
Net income before provision (benefit) for income taxes	3,210	1,599	2,847	1,881	2,989
Provision (benefit) for income taxes	1,182	(224)	(19,386)	382	813
Net income	$2,028	$1,823	$22,233	$1,499	$2,176

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.16	$0.14	$1.74	$0.12	$0.17
Diluted	0.16	0.14	1.74	0.12	0.17
Cash dividends per common share	-	-	-	-	-
Book value per common share	9.92	9.68	9.46	7.76	7.82
Outstanding common shares	12,792,509	12,784,605	12,783,019	12,772,344	12,762,452
Average common shares issued and outstanding	12,675,257	12,668,482	12,663,162	12,652,355	12,650,766
Average diluted common shares issued and outstanding	12,707,444	12,689,245	12,674,743	12,671,929	12,650,766
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,099,407	$1,090,229	$1,099,897	$1,085,222	$1,099,291
Investment securities available for sale, at fair value	208,772	214,383	227,079	246,501	265,798
Total loans	758,352	769,235	758,679	744,289	738,596
Deposits and retail repurchase agreements	945,352	925,535	969,452	977,153	989,902
Federal Home Loan Bank advances	20,000	35,000	-	-	-
Shareholders' equity	126,952	123,817	120,946	99,116	99,809

AVERAGE BALANCES
Total assets	$1,094,578	$1,096,881	$1,080,900	$1,086,965	$1,117,090
Interest-earning assets	1,023,513	1,030,451	1,040,718	1,046,075	1,073,351
Investment securities available for sale, at fair value	212,186	220,412	243,955	258,200	272,853
Total loans	764,526	766,454	749,201	740,643	739,962
Deposits and retail repurchase agreements	931,828	963,215	971,744	976,513	1,008,763
Federal Home Loan Bank advances	31,222	1,685	-	1	1
Other borrowings	54	586	24	8	13
Shareholders' equity	125,664	123,299	100,795	101,613	99,729

SELECT PERFORMANCE RATIOS
Return on average assets	0.75%	0.66%	8.16%	0.55%	0.79%
Return on average shareholders' equity	6.54	5.87	87.51	5.92	8.85
Net interest margin	3.94	3.86	3.83	3.92	3.77

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	11.48%	11.24%	9.33%	9.35%	8.93%
Shareholders' equity as a percentage of assets	11.55	11.36	11.00	9.13	9.08
Tier 1 risk-based capital	14.82	14.24	14.26	13.67	13.48
Total risk-based capital	16.08	15.49	15.52	14.93	14.74
Tier 1 leverage	11.37	11.03	10.95	10.06	9.63

ASSET QUALITY INFORMATION
Allowance for loan losses	$16,243	$16,485	$16,706	$17,218	$17,470
Nonaccrual loans	14,035	15,108	14,735	16,752	17,106
Nonperforming assets	21,538	22,653	23,064	25,081	28,194
Loans 90 days past due and still accruing interest	-	-	1,723	-	-
Net loans charged-off	242	2,021	1,157	922	705
Allowance for loan losses as a percentage of gross loans	2.15%	2.15%	2.21%	2.32%	2.39%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans and other loans held for sale	1.86	1.97	2.17	2.26	2.34
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	1.96	2.08	2.25	2.31	2.56
Net loans charged-off as a percentage of average gross loans	0.13	0.64	0.61	0.50	0.39

OTHER DATA
Number of full-service branches	25	25	25	25	25
Number of full-time equivalent employees	305.0	301.5	302.5	312.5	322.5

Executive Summary

Company Overview

Our financial results for 2009 through the first quarter of 2014 were significantly impacted by the economic recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. While the economy has generally improved since then, overall economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations, including:

●	Reducing total assets primarily through the resolution of problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through a Private Placement consummated in 2010 (the “Private Placement”),
●	Repositioning the balance sheet from an asset/liability management standpoint including strategic reduction in higher cost time deposits,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Focusing on revenue enhancements, expense reductions and efficiency,
●	Refining our organization structure and lines of business, and reconstituting our Senior Leadership Team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as Small Business Administration (“SBA”), corporate banking and private banking,
●	Developing tailored go-to-market strategies and expertise by line of business, and
●	Returning to annual profitability in 2013.

We expect to remain profitable going forward, and believe our earnings will be more stable and predictable on a going-forward basis. In addition, we are now executing on a growth strategy that includes controlled and managed growth concentrating first on organic loan and deposit growth and then potential growth through mergers and acquisitions of bank branches or whole bank acquisitions of smaller banks in our current or contiguous markets.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

First Quarter 2014 Highlights

Following the significant completion of many of the strategic initiatives in our Strategic Project Plan, beginning in 2013 we transitioned our focus from addressing the significant issues of the past few years to our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences. The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with The Palmetto Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving expectations. Our ongoing strategic decisions and investments will be determined in the context of executing on the Client and Teammate Experiences, both of which, along with achieving high performing financial results, are expected to increase the value of The Palmetto Bank franchise.

Highlights for the three months ended March 31, 2014 include:

●

We improved our net interest margin eight basis points as we increased transaction deposits and further reduced time deposit balances and rates. Our cost of funds, including noninterest bearing deposits, was 0.06% for the quarter.

●	We experienced a reduction in net loans resulting, in part, from slowing loan demand and pay-offs that outpaced loan production.
●

We continued to enhance our existing products and services, including implementation of new technology for private banking clients and adding additional dealers to our lending network for our indirect automobile lending business.

●

We continued to implement product, process and technology enhancements to improve the Client Experience, risk management and operational efficiency. Examples include a tailored suite of products and services for private banking clients, a product guide and dedicated toll-free number for our eTreasury clients, personal financial management added to online banking, enhanced wire processing procedures including call back automation and enhanced document imaging system automation.

●	Our credit quality continued to improve with further reduction in nonperforming assets, charge-offs and credit-related expenses.
●	We maintained our focus on growing core deposits (defined as total deposits excluding time deposits in excess of $100 thousand) and reduced our FHLB advances outstanding.
●	We further enhanced our liquidity position by obtaining a new $10 million unsecured line of credit from a correspondent bank in March 2014.
●	Our stock price appreciated 9% during the quarter.

First Quarter 2014 Financial Overview

For the three months ended March 31, 2014, the Company reported net income of $2.0 million compared to $2.2 million for the three months ended March 31, 2013. The results of operations for first quarter 2014, as compared to the same period of 2013, were primarily influenced by the following factors:

●

Net interest income decreased $36 thousand, and net interest margin increased 17 basis points to 3.94%. The decrease in net interest income was due to lower deposit costs, strategic reductions in higher-priced certificate of deposit accounts and higher loan fees. These increases were partially offset by a reduction in interest-earning asset yields.

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses and loan workout expenses declined from $1.0 million during first quarter 2013 to $444 thousand during the first quarter 2014 as a result of an overall improvement in credit quality and the pace of problem asset resolution activity. Classified assets decreased $21.5 million from March 31, 2013 to March 31, 2014, and nonperforming assets declined $6.7 million during the same period. In addition, net charge-offs declined from $705 thousand for the months ended March 31, 2013 to $242 thousand for the three months ended March 31, 2014.

●

Fees for trust, investment management and brokerage services declined $623 thousand as the result of the June 2013 transfer of our trust accounts to Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., and the August 2013 conversion of our brokerage platform to Investment Professionals, Inc. (“IPI”). These actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our expansion into and June 2013 hiring of a dedicated Private Banker). While gross fees declined, we no longer incur the personnel and other operating costs for these businesses and, therefore, experienced a decline in those expense categories as well.

●	Mortgage-banking income declined $110 thousand from the first quarter 2013 to first quarter 2014 due to lower sales volume.
●

During the first quarter 2014, we realized a net gain on the sale of investment securities of $85 thousand as a result of sales of certain mortgage-backed pass-through and collateralized mortgage obligations. Proceeds were reinvested into investment securities with a more favorable total return profile in a rising rate environment.

●

As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the three months ended March 31, 2014, net trading account income totaled $171 thousand, interest income totaled $46 thousand and related investment management expenses totaled $88 thousand.

●

As an alternative source of income and to fund overall employee benefits costs, we purchased bank-owned life insurance (“BOLI”) involving two fully-funded general account life insurance policies for which all premiums were paid by us during the fourth quarter 2013. During the three months ended March 31, 2014, earnings related to these policies totaled $74 thousand.

●

Salaries and personnel expense declined $308 thousand as a result of fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above a reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels), lower incentive plan accruals and lower commission expense. These declines were partially offset by increased use of contract personnel and, to a lesser extent, the reinstated employer match payments under The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”).

●

As previously described, since 2012 we have implemented several client-facing and internal operational changes designed to enhance the Client Experience and improve operational efficiency. These changes were the primary reasons for an increase in software licensing and maintenance fees and professional services fees of $313 thousand during the first quarter 2014 as compared to the first quarter 2013.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	March 31, 2014	December 31, 2013	Dollar variance	Percent variance
Assets
Cash and cash equivalents
Cash and due from banks	$65,942	$38,178	$27,764	72.7%
Total cash and cash equivalents	65,942	38,178	27,764	72.7

Federal Home Loan Bank stock, at cost	1,881	2,950	(1,069)	(36.2)
Trading account assets, at fair value	5,247	5,118	129	2.5
Investment securities available for sale, at fair value	208,772	214,383	(5,611)	(2.6)
Mortgage loans held for sale	2,474	1,722	752	43.7

Loans, gross	755,878	767,513	(11,635)	(1.5)
Less: allowance for loan losses	(16,243)	(16,485)	242	(1.5)
Loans, net	739,635	751,028	(11,393)	(1.5)

Premises and equipment, net	22,980	23,367	(387)	(1.7)
Accrued interest receivable	3,472	3,535	(63)	(1.8)
Foreclosed real estate	7,490	7,502	(12)	(0.2)
Deferred tax asset, net	20,546	22,087	(1,541)	(7.0)
Bank-owned life insurance	11,691	11,617	74	0.6
Other assets	9,277	8,742	535	6.1
Total assets	$1,099,407	$1,090,229	$9,178	0.8%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$191,474	$178,075	$13,399	7.5%
Interest-bearing	736,559	729,285	7,274	1.0
Total deposits	928,033	907,360	20,673	2.3

Retail repurchase agreements	17,319	18,175	(856)	(4.7)
Federal Home Loan Bank advances	20,000	35,000	(15,000)	(42.9)
Other liabilities	7,103	5,877	1,226	20.9
Total liabilities	972,455	966,412	6,043	0.6

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	127	127	-	-
Capital surplus	144,876	144,624	252	0.2
Accumulated deficit	(8,613)	(10,641)	2,028	(19.1)
Accumulated other comprehensive loss, net of tax	(9,438)	(10,293)	855	(8.3)
Total shareholders' equity	126,952	123,817	3,135	2.5

Total liabilities and shareholders' equity	$1,099,407	$1,090,229	$9,178	0.8%

Cash and Cash Equivalents

We have strategically reduced our cash balances to current levels as carrying excess cash had a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to what we could earn investing this cash in assets that generate a greater return such as loans and investment securities available for sale. We have allowed cash balances to increase as compared to December 31, 2013 in order to meet projected loan growth and repay maturing FHLB advances.

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

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2013, we owned FHLB stock with a carrying value of $3.0 million. During the three months ended March 31, 2014, we purchased $225 thousand in FHLB stock, and the FHLB redeemed $1.3 million of our FHLB stock at book value thereby decreasing our balance to $1.9 million at March 31, 2014. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to the required amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. We have received dividends on our FHLB stock, and the average dividend yield for the three months ended March 31, 2014 was 2.08%. There can be no guarantee of future dividends.

Trading Account Assets

As part of our strategy to diversify our revenues and effectively utilize our cash balances, in September 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. Under the agreement, the third party has discretionary power to trade in the account subject to certain restrictions. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits. Trading account assets may not be withdrawn from the account until September 2014.

At March 31, 2014, the trading account included municipal securities of $4.8 million and insured bank deposits of $432 thousand. For the three months ended March 31, 2014, net trading account income totaled $171 thousand, interest income totaled $46 thousand and related investment management expenses, included in professional services noninterest expense, totaled $88 thousand .

All of the municipal securities included in trading account assets at March 31, 2014 were investment grade.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 19.0% of total assets at March 31, 2014 and 19.7% of total assets at December 31, 2013.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2014			December 31, 2013
	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
U.S. agency	$1,940	$1,943	0.9%	$-	$-	-%
State and municipal	7,247	7,296	3.5	7,393	7,460	3.5
Collateralized mortgage obligations (federal agencies)	89,979	86,867	41.6	97,303	93,132	43.4
Other mortgage-backed (federal agencies)	77,459	77,029	36.9	76,852	76,020	35.5
SBA loan-backed (federal agency)	35,589	35,637	17.1	37,655	37,771	17.6
Total investment securities available for sale	$212,214	$208,772	100.0%	$219,203	$214,383	100.0%

The net unrealized loss on investment securities available for sale at March 31, 2014 reflects an increase in longer-term interest rates primarily resulting from the Federal Reserve’s tapering of asset purchases related to its quantitative easing program. While the investment securities portfolio is currently in an unrealized loss position, absent any unexpected credit losses, we will recover the full principal amount of these securities if we hold them to maturity.

All of the investment securities available for sale at March 31, 2014 were investment grade.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At March 31, 2014, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 4.43%.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at March 31, 2014 by contractual maturity and estimated principal repayment distribution (dollars in thousands). United States (“U.S.”) agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	-	-
Due after five years through ten years	1,940	2.5
Due after ten years	-	-
U.S. agency	1,940	2.5

Due in one year or less	3,112	3.6
Due after one year through five years	1,971	3.5
Due after five years through ten years	2,164	2.6
Due after ten years	-	-
State and municipal	7,247	3.3

Due in one year or less	2,038	0.6
Due after one year through five years	8,242	3.1
Due after five years through ten years	79,699	2.2
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	89,979	2.3

Due in one year or less	773	13.4
Due after one year through five years	35,621	2.4
Due after five years through ten years	16,712	1.2
Due after ten years	24,353	2.3
Other mortgage-backed (federal agencies)	77,459	2.2

Due in one year or less	-	-
Due after one year through five years	24,505	0.4
Due after five years through ten years	-	-
Due after ten years	11,084	2.6
SBA loan-backed (federal agency)	35,589	1.1

Due in one year or less	5,923	3.8
Due after one year through five years	70,339	1.8
Due after five years through ten years	100,515	2.1
Due after ten years	35,437	2.4
Total investment securities available for sale	$212,214	2.1%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at March 31, 2014 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Federal Home Loan Mortgage Corporation	$65,081	$62,883	49.5%
Government National Mortgage Association	24,373	23,463	18.5

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at March 31, 2014 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Government National Mortgage Association	$65,760	$65,403	51.5%

Pledged. At March 31, 2014 and December 31, 2013, securities totaling $128.9 million and $119.6 million, respectively, were pledged to secure public funds deposits and our retail repurchase agreements as well as our Federal Reserve and correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Gross loans, beginning of period	$767,513	$738,282

Reductions:
Transfers to foreclosed real estate	455	1,270
Transfers to other loans held for sale	1,166	1,730
Net loans charged-off	242	705
Paydowns and other reductions net of loan originations	9,772	3,813
Total reductions	11,635	7,518

Gross loans, end of period	$755,878	$730,764

We are currently pursuing new loan growth to generate a higher level of interest-earning assets. Presently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes since 2012 in certain products and markets, but such improved origination activity is not yet indicative of a continuing trend.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale and the related valuation allowance, if applicable, for the three months ended March 31, 2014 and 2013, see Item 1. Financial Statements, Note 6, Other Loans Held for Sale and Valuation Allowance.

During the three months ended March 31, 2014 and 2013, we sold SBA loans for proceeds totaling $1.2 million and $1.9 million, respectively, and recognized gains of $70 thousand and $173 thousand, respectively.

Loan Composition. See Item 1. Financial Statements, Note 5, Loans, for a summary of gross loans categorized by portfolio segment as of March 31, 2014 and December 31, 2013. Mortgage loans serviced for the benefit of others totaled $385.9 million and $384.5 million at March 31, 2014 and December 31, 2013, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. At March 31, 2014, commercial real estate loans comprised 58.9% of gross loans and 333.7% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. The Bank must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. For disclosure regarding pledged loan collateral, see Item 1. Financial Statements, Note 5, Loans.

Asset Quality. Given the negative credit-quality trends that began in 2008 and accelerated during 2009 and 2010, we performed extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analysis included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans. Of particular significance is that these reviews identified 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed real estate recorded from 2009 through 2012. In general, these loans had one or more of the following common characteristics:

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

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that was comprised of loans in our market area to our in-market clients that were underwritten by loan officers using our credit underwriting standards. Accordingly, with regard to the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remaining loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses during 2013 and the first quarter of 2014 have been much less significant.

While asset-quality measures remain at historically subpar levels, such measures have improved significantly from their negative peak levels.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	March 31, 2014	December 31, 2013

Commercial real estate
Construction, land development and other land loans	$3,197	$3,872
Multifamily residential	180	181
Nonfarm nonresidential	5,382	4,832
Total commercial real estate	8,759	8,885

Single-family residential
Single-family real estate, revolving, open-end loans	564	797
Single-family real estate, closed-end, first lien	2,686	3,176
Single-family real estate, closed-end, junior lien	109	129
Total single-family residential	3,359	4,102

Commercial and industrial	1,764	1,885

Indirect automobile	136	210
All other consumer	17	26
Total consumer	153	236

Farmland and other	-	-
Total nonaccrual loans	14,035	15,108

Foreclosed real estate	7,490	7,502
Repossessed personal property	13	43
Total foreclosed real estate and repossessed personal property	7,503	7,545

Total nonperforming assets	$21,538	$22,653

Troubled debt restructurings included in nonaccrual loans above	$1,942	$2,184
Loans	755,878	767,513
Total assets	1,099,407	1,090,229

Total nonaccrual loans as a percentage of:
loans	1.86%	1.97%
total assets	1.28	1.39

Total nonperforming assets as a percentage of:
loans and foreclosed real estate and personal property	2.82%	2.92%
total assets	1.96	2.08

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

When the probability of future collectability on a nonaccrual loan declines, we may take additional collection measures including commencing foreclosure. Specific steps must be taken when commencing foreclosure action on loans secured by real estate, which take an extended period of time based on state-specific legal requirements.

Total loans migrating into nonaccrual status were $2.0 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively. We believe the overall trend in loans migrating into nonaccrual status is an indication of improved credit quality in our overall loan portfolio and a leading indicator of more normalized credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at March 31, 2014. One of these loans was an out-of-market, purchased participation loan.

	% of total nonaccrual loans	Loan count
Residential lots/golf course development	9%	1
Commercial-use real estate	12	1
Total	21%	2

Additional interest income of $169 thousand would have been reported during the three months ended March 31, 2014 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at March 31, 2014 (in thousands).

Construction, land development and other land	$6,472
Single-family residential	449
Nonfarm nonresidential	569
Total foreclosed real estate	$7,490

Included in foreclosed real estate at March 31, 2014 were 77 residential lots with an aggregate net book value of $6.4 million in three separate communities related to one real estate development. In December 2013, ownership of the development was consolidated, and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years, and this resolution may result in additional writedowns based on receipt of annual appraisals.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third-party, “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third-party appraisals for which appraised values continue to decline. However, the rate of decline appears to be slowing and recent appraisals and sales generally indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values, particularly in the current economic environment.

For disclosure regarding changes in foreclosed real estate at and for the three months ended March 31, 2014 and 2013, see Item 1. Financial Statements, Note 10, Foreclosed Real Estate and Repossessed Personal Property.

Writedowns charged to expense during the first quarter 2014 include writedowns of $123 thousand and $73 thousand related to the receipt of updated appraisals and the execution of sales contracts, respectively. Included in foreclosed real estate writedowns and expenses during the first quarter 2014 were writedowns of $131 thousand related to the residential lots in two of three separate communities related to one real estate development.

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $27.6 million and $28.9 million at March 31, 2014 and December 31, 2013, respectively, of which $25.7 million (93.0%) and $26.7 million (92.5%) were performing.

At December 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.6 million have been recorded on these loans. The aggregate balances of the A and B loans at December 31, 2013 were $4.7 million and $2.1 million, respectively. During the first quarter 2014, the A note relative to one A/B loan structure was repaid for which the B note had been previously charged-off. As a result, at March 31, 2014, we only had two loans that had been split into an A/B loan structure. Cumulative net charge-offs of $381 thousand have been recorded on these loans, none of which was charged-off during the first quarter 2014. As of March 31, 2014, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at March 31, 2014 were $4.4 million and $2.1 million, respectively. Additionally, at March 31, 2014, both of the A/B loan structures were reported as troubled debt restructurings.

Seven individual loans greater than $1 million comprised $23.7 million (86.0%) of our troubled debt restructurings at March 31, 2014. Two of these loans experienced a term concession, two experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment, one experienced a reduction in principal and one experienced a rate concession. At March 31, 2014, six of the seven troubled debt restructurings individually greater than $1 million were performing.

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. During the first quarter 2014, troubled debt restructurings totaling $956 thousand were removed from troubled debt restructuring status, and we currently anticipate additional reclassifications during the remainder of 2014.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of March 31, 2014, total potential problem loans totaled $31.2 million, of which $14.4 million were troubled debt restructurings. Although total potential problem loans increased $2.7 million (9.4%) from December 31, 2013 to March 31, 2014 primarily related to one relationship, potential problem loans decreased $116.3 million (78.8%) from the June 30, 2010 peak to March 31, 2014.

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

The allowance for loan losses decreased to $16.2 million, or 2.15% of gross loans, at March 31, 2014, compared to $16.5 million, or 2.15% of gross loans, at December 31, 2013. The same coverage percentage at March 31, 2014 as compared to December 31, 2013 was the result of signs of softening in the overall economic environment during the first quarter, including a general slowing of business activity and loan production in our markets which may be temporary as it may have been due, in part, to inclement weather experienced in the first quarter 2014.

In general, since 2012 we have experienced improved trends in certain credit-quality statistics related to our loan portfolio. Total loans migrating into nonaccrual status have declined from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $14.0 million at March 31, 2014 represented an 87.6% reduction from the peak at March 31, 2010 and a $1.1 million, or 7.1% reduction from December 31, 2013. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

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

The allowance for loan losses at March 31, 2014, and indirectly the provision for loan losses for the first quarter 2014, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the uncertain overall economic environment including inconsistent month to month business activity and loan production within our geographic market,
●	The cumulative impact of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 72.2% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at March 31, 2014 although, while still at an elevated level, nonperforming assets decreased 84.8% from the peak at March 31, 2010,

●

Our criticized and classified loans increased 5.9% and 3.8%, respectively, from December 31, 2013 and have decreased 30.7% and 28.6% from March 31, 2013, respectively. Criticized and classified assets have declined in fifteen of the past sixteen quarters.

●	The trend and elevated level of the historical loan loss rates within our loan portfolio,
●	The results of our internal and external loan reviews and
●	Our individual impaired loan analysis which identified:
o	Improving but some stress on some borrowers based on liquidity, bank financing and credit availability and
o	Stabilizing but still generally depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended March 31,
	2014	2013
Allowance for loan losses, beginning of period	$16,485	$17,825

Provision for loan losses	-	350

Loans charged-off
Commercial real estate	161	464
Single-family residential	104	133
Commercial and industrial	-	39
Consumer	56	97
Other	155	215
Total loans charged-off	476	948

Recoveries
Commercial real estate	5	31
Single-family residential	91	43
Commercial and industrial	12	10
Consumer	31	34
Other	95	125
Total loans recovered	234	243

Net loans charged-off	242	705

Allowance for loan losses, end of period	$16,243	$17,470

Average gross loans	$762,939	$736,358
Loans, gross	755,878	730,764
Nonaccrual loans (1)	14,035	17,106

Net loans charged-off as a percentage of average gross loans	0.13%	0.39%
Allowance for loan losses as a percentage of gross loans	2.15	2.39
Allowance for loan losses as a percentage of nonaccrual loans	115.73	102.13

(1) Nonaccrual loans includes loans classified as other loans held for sale of:	$-	$776

In addition to loans charged-off in their entirety in the ordinary course of business, included within total loans charged-off were charge-offs on loans individually evaluated for impairment for the three months ended March 31, 2014 and 2013 totaling $10 thousand and $112 thousand, respectively. Charge-offs were taken on certain collateral-dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third-party appraisals.

We analyze certain individual loans within the loan portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful and those in nonaccrual status. At March 31, 2014, we had three loan relationships totaling $4.8 million with a Bank-funded interest reserve. None of these loans were categorized as impaired at March 31, 2014.

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

At March 31, 2014 and December 31, 2013, impaired loans totaled $43.4 million and $44.7 million, respectively, of which $27.6 million and $28.9 million, respectively, were classified as troubled debt restructurings. At March 31, 2014, 53.9% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 46.1%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

Generally for larger impaired loans valued based on the estimated fair value of collateral, current appraisals performed by approved third-party appraisers are the basis for estimating the fair value of the collateral. However, in situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate fair value. The estimated costs to sell the property are then deducted from the appraised value to determine the loan’s net realizable value used to calculate the loan’s specific reserve.

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

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $387 thousand (16.6%) during the first quarter 2014 due primarily to depreciation of $593 thousand, partially offset by investments in technology to enhance the Client Experience and improve operational efficiency. Long-lived assets held for sale remained unchanged during the first quarter 2014 and are included in Other assets in the Consolidated Balance Sheets. We are currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a vacant Bank-owned branch facility with a net book value of $123 thousand, both of which are classified as long-lived assets held for sale.

Net Deferred Tax Asset

As of March 31, 2014, net deferred tax assets of $20.5 million were recorded in the Company’s Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

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

For disclosure regarding the impact of the Private Placement on our net deferred tax asset, see Item 1. Financial Statements, Note 15, Income Taxes.

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we purchased two BOLI policies on certain members of our leadership team for which all premiums were paid by us during the fourth quarter 2013. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at March 31, 2014. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. During the first quarter 2014, earnings related to these policies totaled $74 thousand.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	March 31, 2014		December 31, 2013
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$191,474	20.6%	$178,075	19.6%
Interest-bearing transaction deposits	331,164	35.7	316,214	34.9
Transaction deposits	522,638	56.3	494,289	54.5

Money market deposits	132,284	14.3	136,476	15.0
Savings deposits	85,647	9.2	79,760	8.8
Time deposits	187,464	20.2	196,835	21.7
Total deposits	$928,033	100.0%	$907,360	100.0%

As a result of the cash received from the Private Placement in 2010, a general lack of loan growth in 2011 and 2012 and in order to manage our net interest margin, we have not pursued retention of maturing higher-priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our interest expense on deposits. During 2013, $338.0 million of time deposits matured with a weighted-average rate of 1.34%. Going forward, the opportunity for further improvement in our cost of funds paid on deposits from maturing time deposits is significantly reduced as time deposits that matured during the first quarter 2014 or scheduled to mature over the remainder of 2014 and 2015 are at weighted-average rates of 0.11% and 0.39%, respectively.

Interest-bearing deposits increased $7.3 million during the first quarter 2014, while noninterest-bearing deposits increased $13.4 million during the same period. The Company is executing several strategies to continue growing core deposits through increasing balances in existing accounts as well as growth in the number of households. These strategies include proactive client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge and enhancements to existing deposit products.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. For example, in 2013, we began a client rewards program to encourage clients to use their debit cards. This effort is designed to result in their accounts with us being their primary checking account with higher balances. Similarly, starting in 2013 we also began a referral rewards program which rewards clients for referring new clients to the Bank. In addition, in March 2014 we hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at an indicated date and totaled $73.5 million and $79.7 million at March 31, 2014 and December 31, 2013, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 5.5% at December 31, 2013 to 3.8% at March 31, 2014 resulting from decreases in retail repurchase agreements and FHLB advances during the first quarter 2014. The repayment of FHLB advances during the first quarter 2014 was funded by the increase in transaction deposits during the period.

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

Correspondent Bank Lines of Credit. At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the first quarter 2014, the Bank obtained an additional unsecured line totaling $10 million resulting in access to three secured and three unsecured lines of credit from five correspondent banks totaling $70 million at March 31, 2014. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

FHLB Advances. We pledge investment securities and loans to collateralize FHLB advances. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The Bank’s borrowing capacity with the FHLB is 25% of the Bank’s total assets, subject to available collateral.

The following table summarizes the utilization and availability of funds borrowed from the FHLB at the dates indicated (in thousands).

	March 31, 2014	December 31, 2013
Available lendable loan collateral value pledged to serve against FHLB advances	$85,802	$90,225
FHLB advances	20,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$65,802	$55,225

The following table summarizes the balance, maturity date and interest rate of the Bank’s FHLB advances at March 31, 2014 (dollars in thousands).

Balance	Maturity date	Interest rate
$10,000	4/30/2014	0.21%
10,000	7/21/2014	0.24
$20,000

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

Capital

At March 31, 2014, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended March 31,
	2014	2013
Total shareholders' equity	$126,952	$99,809
Average shareholders' equity	125,664	99,729

Shareholders' equity as a percentage of assets	11.55%	9.08%
Average shareholders' equity as a percentage of average assets	11.48	8.93

Book value per common share	$9.92	$7.82
Cash dividends per common share	-	-
Dividend payout ratio	n/a	n/a

Dividends. The Board of Directors has not declared or paid a dividend since the first quarter 2009. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. The Bank is currently prohibited from paying dividends to the Company without the prior consent of the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (together the “Supervisory Authorities”). Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be reinstated, and at what level, because they are dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015, and the requirements in the rule will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

For regulatory capital purposes, deferred tax assets that are dependent on future taxable income generally are limited to the lesser of (1) the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date based on our projected future taxable income for that year or (2) 10% of the amount of our Tier 1 capital. At March 31, 2014, $5.9 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since March 31, 2014, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 22, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At March 31, 2014, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,207,491 at April 25, 2014. To date, we have not issued any shares of preferred stock.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 20, Derivative Financial Instruments and Hedging Activities. The Company is currently evaluating the potential use of additional interest-rate derivatives for balance sheet management purposes and to accommodate client requests.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits and borrowings. We may also issue equity securities although our common stock is not heavily traded on the NASDAQ Stock Market. To date, no preferred stock has been issued, and there can be no guarantee that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control such as willingness of counterparties to extend credit to the Bank and systematic disruptions.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher-yielding investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher-priced funding such as maturing time deposits. At March 31, 2014, our excess cash balances have essentially been fully utilized and expectations for further strategic reductions in time deposits are limited. Future net loan growth is expected to be funded primarily from increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at March 31, 2014, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at March 31, 2014 and December 31, 2013 was $242 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 19, Commitments, Guarantees and Other Contingencies.

Dividend Obligations. The holders of the Company’s common stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of funds legally available for such dividends. The Company is a legal entity separate and distinct from the Bank and depends on the payment of dividends from the Bank. The Company and the Bank are subject to regulatory policies and requirements relating to the payment of dividends including a requirement for the Bank to maintain adequate leverage capital above the regulatory minimum. The appropriate federal regulatory authorities are authorized to determine, under certain circumstances, that the payment of dividends by a bank holding company or a bank would be an unsafe or unsound practice and to prohibit payment of those dividends. The appropriate federal regulatory authorities have indicated that banking organizations should generally pay dividends only out of current income. In addition, as a South Carolina chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. Further, the Bank is currently prohibited from paying dividends to the Company without the prior consent of the Supervisory Authorities.

Quarterly Earnings Review

The following discussion and analysis of our results of operations is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

	For the three months ended March 31,		Dollar	Percent
	2014	2013	variance	variance

Interest income
Interest earned on cash and cash equivalents	$14	$35	$(21)	(60.0)%
Dividends received on Federal Home Loan Bank stock	14	-	14	100.0
Interest earned on trading account assets	46	-	46	100.0
Interest earned on investment securities available for sale	1,004	1,010	(6)	(0.6)
Interest and fees earned on loans	8,998	9,819	(821)	(8.4)
Total interest income	10,076	10,864	(788)	(7.3)

Interest expense
Interest expense on deposits	127	895	(768)	(85.8)
Interest expense on Federal Home Loan Bank advances	16	-	16	100.0
Total interest expense	143	895	(752)	(84.0)

Net interest income	9,933	9,969	(36)	(0.4)

Provision for loan losses	-	350	(350)	(100.0)

Net interest income after provision for loan losses	9,933	9,619	314	3.3

Noninterest income
Service charges on deposit accounts, net	1,562	1,554	8	0.5
Fees for trust, investment management and brokerage services	146	769	(623)	(81.0)
Mortgage-banking	461	571	(110)	(19.3)
Debit card and automatic teller machine income, net	586	499	87	17.4
Bankcard services	67	60	7	11.7
Investment securities gains, net	85	-	85	100.0
Trading account income, net	171	-	171	100.0
Other	288	292	(4)	(1.4)
Total noninterest income	3,366	3,745	(379)	(10.1)

Noninterest expense
Salaries and other personnel	4,790	5,098	(308)	(6.0)
Occupancy	1,097	1,067	30	2.8
Furniture and equipment	1,045	900	145	16.1
Professional services	813	427	386	90.4
Federal Deposit Insurance Corporation deposit insurance assessment	356	370	(14)	(3.8)
Marketing	255	142	113	79.6
Foreclosed real estate writedowns and expenses	313	452	(139)	(30.8)
Loan workout	131	212	(81)	(38.2)
Other	1,289	1,707	(418)	(24.5)
Total noninterest expense	10,089	10,375	(286)	(2.8)

Income before provision for income taxes	3,210	2,989	221	7.4

Provision for income taxes	1,182	813	369	45.4

Net income	$2,028	$2,176	$(148)	(6.8)%

Common and per share data
Net income - basic	$0.16	$0.17	$(0.01)	(7.6)%
Net income - diluted	0.16	0.17	(0.01)	(7.6)
Cash dividends	-	-	-	-
Book value	9.92	7.82	2.10	26.9

Average common shares issued and outstanding	12,675,257	12,650,766
Average diluted common shares issued and outstanding	12,707,444	12,650,766

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

Net interest income totaled $9.9 million and $10.0 million for the three months ended March 31, 2014 and 2013, respectively. Overall, net interest income for the three months ended March 31, 2014 was impacted by the following:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates in 2007 and 2008 and ongoing quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At March 31, 2014, loans aggregating $168.6 million had interest-rate floors of which $83.5 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended March 31, 2014 and 2013 totaling $169 thousand and $155 thousand, respectively.
●

An increase of $24.6 million (3.3%) in average gross loans and other loans held for sale during the first quarter 2014 as compared to the first quarter 2013 as new loan originations outpaced loan repayments, sales, foreclosures and charge-offs. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to further reduce time deposit costs in 2014 at the level realized in 2013 is limited as the weighted-average rate of time deposits scheduled to mature over the remainder of 2014 is 0.11%.

●

An increase in long-term interest rates beginning in June 2013 and continuing through March 2014 as a result of comments made by the Federal Reserve related to changes in quantitative easing policies resulting in a general steepening of the yield curve. Over time an increase in interest rates to more stable historical levels is expected to improve our net interest margin.

●

Pursuing alternative investments. For example, in 2013 and through the first quarter 2014 we invested a total of $450 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $5.0 million in a municipal bond trading account, and $10.0 million in BOLI policies.

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

	For the three months ended March 31,
	2014			2013
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Assets
Interest-earning assets
Cash and cash equivalents	$38,891	$14	0.15%	$58,758	$35	0.24%
Federal Home Loan Bank stock	2,732	14	2.08	1,778	-	-
Trading account assets	5,178	46	3.60	-	-	-
Investment securities available for sale, taxable (1)	204,803	944	1.84	261,499	916	1.40
Investment securities available for sale, nontaxable (1)	7,383	60	3.25	11,354	94	3.31
Total investment securities available for sale	212,186	1,004	1.89	272,853	1,010	1.48
Loans (2)	764,526	8,998	4.77	739,962	9,819	5.38
Total interest-earning assets	1,023,513	10,076	3.99	1,073,351	10,864	4.10

Noninterest-earning assets
Cash and cash equivalents	10,696			10,679
Allowance for loan losses	(16,488)			(17,711)
Premises and equipment, net	23,273			24,747
Accrued interest receivable	3,410			3,856
Foreclosed real estate	7,745			11,204
Deferred tax asset, net	21,489			-
Other assets	20,940			10,964
Total noninterest-earning assets	71,065			43,739
Total assets	$1,094,578			$1,117,090

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$319,760	$10	0.01%	$303,934	$9	0.01%
Money market deposits	133,367	9	0.03	132,994	8	0.02
Savings deposits	82,577	3	0.01	72,295	2	0.01
Time deposits	191,003	105	0.22	304,923	876	1.17
Total interest-bearing deposits	726,707	127	0.07	814,146	895	0.45

Retail repurchase agreements	18,269	-	-	16,643	-	-
Federal Home Loan Bank advances	31,222	16	0.21	1	-	-
Other borrowings	54	-	-	13	-	-
Total interest-bearing liabilities	776,252	143	0.07	830,803	895	0.44

Noninterest-bearing liabilities
Noninterest-bearing deposits	186,852			177,974
Other liabilities	5,810			8,584
Total noninterest-bearing liabilities	192,662			186,558
Total liabilities	968,914			1,017,361
Shareholders' equity	125,664			99,729
Total liabilities and shareholders' equity	$1,094,578			$1,117,090

NET INTEREST INCOME / NET INTEREST MARGIN		$9,933	3.94%		$9,969	3.77%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the three months ended March 31, 2014 compared with the three months ended March 31, 2013
	Change in volume	Change in rate	Total change
Assets
Interest-earning assets
Cash and cash equivalents	$(10)	$(11)	$(21)
Federal Home Loan Bank stock	-	14	14
Trading account assets	46	-	46
Investment securities available for sale	24	(30)	(6)
Loans (1)	341	(1,162)	(821)
Total interest income	401	(1,189)	(788)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	-	1	1
Money market deposits	-	1	1
Savings deposits	-	1	1
Time deposits	(244)	(527)	(771)
Total interest-bearing deposits	(244)	(524)	(768)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	16	-	16
Total interest expense	(228)	(524)	(752)

Net interest income	$629	$(665)	$(36)

(1)	Calculated including mortgage and other loans held for sale excluding the allowance for loan losses

Provision for Loan Losses

No provision for loan losses was recorded during the three months ended March 31, 2014 compared to $350 thousand during the three months ended March 31, 2013. This reduction reflects a decline in net charge-offs of $463 thousand and improvement in most of our credit-quality measures. Our nonaccrual loans declined $3.1 million (18.0%) from March 31, 2013 to March 31, 2014, and our classified loans decreased $17.9 million (28.6%) over the same periods. The reduction in the provision for loan losses also reflects an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward, and even the potential for a negative provision in subsequent quarters. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provision for loan losses.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Service charges on deposit accounts, net	$1,562	$1,554
Fees for trust, investment management and brokerage services	146	769
Mortgage-banking	461	571
Debit card and automatic teller machine income, net	586	499
Bankcard services	67	60
Investment securities gains, net	85	-
Trading account income, net	171	-
Other	288	292
Total noninterest income	$3,366	$3,745

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% of average transaction deposit balances for the both the three months ended March 31, 2014 and 2013. Impacting service charges on deposit accounts during the first quarter 2014 was a reduction in nonsufficient funds (“NSF”) fees as a result of reduced transactions during the quarter from fewer days and weather-related factors.

During 2013, the Bank implemented tiered NSF pricing and a reduction in courtesy overdraft limits in connection with changes to our MyPalmetto checking account product. The revised NSF pricing structure resulted in a reduction in the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees from those clients using this service on a recurring basis. Our average NSF fee increased from the time we instituted the tiered pricing structure. The NSF item counter off which the tiered pricing is based is reset for all clients annually on January 1, resulting in a decline in an overall average rate decline in NSF fees in the first quarter 2014.

During the first quarter 2014, the Company performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, the Company plans to implement selected fee increases with most of the increases effective July 1. The Company is also refining the features of selected deposit products and introducing new products effective September 1. These changes are expected to result in increased noninterest income.

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

The decrease in trust, investment management and brokerage services during the first quarter 2014 as compared to the first quarter 2013 was the result of the transfer of our trust accounts to TNB and the conversion of our brokerage platform to IPI. The actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. While our gross trust revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. On a net basis, our earnings related to trust and brokerage have declined slightly while the transitions occurred, but we expect them to increase and eventually exceed our historical levels going forward.

For both trust and brokerage services, TNB and IPI have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. During 2013, TNB hired a local market President, Chief Fiduciary Officer and Investment Assistant located in our facilities. IPI hired a new broker to replace a previous broker and a third broker. In addition, in 2013 we hired a Private Banker who serves in a key relationship management role in our Wealth Management business.

Mortgage-Banking. Generally, the residential mortgage loans we originate are sold in the secondary market. Normally, we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2014	2013
Mortgage-servicing fees	$247	$252
Gain on sale of mortgage loans held for sale	363	549
Mortgage-servicing rights portfolio amortization and impairment	(140)	(217)
Derivative loan commitment income	1	13
Forward sales commitment expense	(19)	(89)
Other	9	63
Total mortgage-banking noninterest income	$461	$571

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.26%

Mortgage loans originated during the first quarter 2014 decreased to $12.5 million compared to $19.8 million during the first quarter 2013. Additionally, gain on sale of mortgage loans decreased during the first quarter 2014 as compared with the first quarter 2013 due to a decline in the volume of loans sold from $19.4 million the first quarter 2013 to $12.2 million the first quarter 2014. Fewer mortgage loans were sold in 2014 due to an increase in interest rates on mortgage loans that resulted in a reduction in refinance activity and mortgage loan originations.

Mortgage-banking income during the three months ended March 31, 2014 and 2013 was also negatively impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Investment Securities Gains, Net. During the first quarter 2014, we realized a net gain on the sale of investment securities of $85 thousand as a result of sales of certain mortgage-backed pass-through and collateralized mortgage obligations. Proceeds were reinvested into investment securities with a more favorable total return profile in a rising rate environment.

Trading Account Income, Net. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. For the three months ended March 31, 2014, net trading account income totaled $171 thousand. Related investment management expenses were $88 thousand and are included in professional services noninterest expense.

Other. Other noninterest income decreased $4 thousand (1.4%) from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily as a result of lower net earnings related to SBA activities of $104 thousand which were partially offset by $74 thousand of income on BOLI policies that were purchased during the fourth quarter 2013. Earnings on these policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs.

Noninterest Expense

In connection with the Strategic Project Plan and additional strategic and tactical actions to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on identifying and implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Examples of actions that have resulted in reductions to our overall expense base include:

●

A reduction in problem assets resulting in reduced writedowns and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value,

●	Freezing most teammate salaries from May 2009 to February 2011 and from February 2012 through February 2013,
●	Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009,
●	Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially reinstated beginning July 1, 2013,
●	Eliminating officer perquisites,
●	Reducing the business hours of our branches,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and cosourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency related to the Retail Banking network and lending processes,
●	Consolidating two branches and selling two branches in 2012 and
●	More fully leveraging existing technology, implementing more advanced technology, automating manual processes and other process improvements.

We have additional process improvement projects in process that are expected to result in further operational efficiencies and expense reductions later in 2014 including reductions in courier runs from our branches, transition to part-time staffing in our branches, consolidation of communications providers and additional automation of manual processes.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Salaries and other personnel	$4,790	$5,098
Occupancy	1,097	1,067
Furniture and equipment	1,045	900
Professional services	813	427
Federal Deposit Insurance Corporation deposit insurance assessment	356	370
Marketing	255	142
Foreclosed real estate writedowns and expenses	313	452
Loan workout	131	212
Other	1,289	1,707
Total noninterest expense	$10,089	$10,375

Salaries and Other Personnel. Salaries and other personnel expense decreased $308 thousand (6.0%) from the first quarter 2013 to the first quarter 2014 as a result of fewer average full-time equivalent teammates (largely due to talent management initiatives, the transition of our trust and brokerage businesses and a reduction in our branch hours effective January 1, 2014 to better match client usage patterns of our various delivery channels), lower incentive plan accruals and lower commission expense. These declines were partially offset by increased use of contract personnel and, to a lesser extent, the reinstated employer match payments under the 401(k) Plan.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $175 thousand (8.9%) from the first quarter 2013 to the first quarter 2014 resulting from seasonal increases in facilities costs and continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $386 thousand (90.4%) from the first quarter 2013 to the first quarter 2014. Professional services expense during the first quarter 2014 was impacted by our ongoing initiatives designed to enhance the Client Experience and increase operational efficiencies as well as trading asset account management fees. However, these incremental professional fees are expected to be more than offset by reduced expenses in other categories. Starting in December 2013, on a staged basis through March 31, 2014, we reduced courier service between our branches from 5 days per week to 3 days per week. We are currently evaluating the potential to reduce the service further from 3 days per week.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $14 thousand (3.8%) from the first quarter 2013 to the first quarter 2014. This reduction results from fluctuations in our assessment base.

Marketing. Marketing expense increased $113 thousand (79.6%) from the first quarter 2013 to the first quarter 2014 primarily as a result of increased expenses related to the enhancement of our marketing communications strategy as well as increased marketing expenses related to our referral rewards program which rewards clients for referring new clients to the Bank.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $313 thousand for the first quarter 2014 compared to $452 thousand for the first quarter 2013. The carrying value of foreclosed real estate is written down to fair value less estimated selling costs based on currently available valuation information primarily from third-party appraisals. The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

Additionally, included in foreclosed real estate writedowns and expenses during the three months ended March 31, 2014 and 2013 were writedowns of $131 thousand and $16 thousand, respectively, related to residential lots in two of three separate communities related to one real estate development. In December 2013, ownership of the development was consolidated and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the overall reduction in problem loans since 2012, our loan workout expenses are expected to be lower and less volatile going forward.

Other. Other noninterest expense decreased $418 thousand (24.5%) from the first quarter 2013 to the first quarter 2014 primarily as a result of a decrease in the provision for unfunded commitments due to a reduction in unfunded loan commitments and reduced operating costs in conjunction our trust, investment management and brokerage services partnering during 2013 as part of our integrated go-forward Wealth Management strategy.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2014 of $1.2 million included $1.0 million of deferred federal income tax expense, provisions for state income taxes of $92 thousand and $72 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The provision for income taxes for the three months ended March 31, 2013 of $813 thousand resulted from changes in deferred taxes associated with investment securities available for sale.

For additional disclosure regarding our net deferred tax asset and the provision (benefit) for income taxes, see Item 1. Financial Statements, Note 15, Income Taxes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of March 31, 2014, the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	16.98%
Up 300 basis points	12.07
Up 200 basis points	7.28
Up 100 basis points	2.42
Base
Down 100 basis points	(4.34)
Down 200 basis points	(5.58)
Down 300 basis points	(8.06)
Down 400 basis points	n/a

(1)	The rising 100, 200, 300 and 400 basis point and falling 100, 200 and 300 basis point interest-rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

●	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics,
●	The computation of prospective impacts of hypothetical interest-rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results, and
●	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

In May 2013, the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents (the "2013 Framework"). The 2013 Framework was written to reflect the changes in business in the two decades since the first version was released in 1992. The Company transitioned to the 2013 Framework during the first quarter 2014.

Other than this transition, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition, results of operations or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

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

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin

Samuel L. Erwin

Chief Executive Officer

Palmetto Bancshares, Inc.

(Principal Executive Officer)

/s/ Roy D. Jones

Roy D. Jones

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: May 2, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	The Palmetto Bank Benefit Equalization Plan, dated December 20, 2012

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL; (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.