Form 10-Q
period 2014-06-30
PALMETTO BANCSHARES INC
filed 2014-08-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2014
Common stock, $0.01 par value	12,791,621

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Cash and cash equivalents
Cash and due from banks	$60,104	$38,178
Total cash and cash equivalents	60,104	38,178

Federal Home Loan Bank stock, at cost	1,431	2,950
Trading account assets, at fair value	5,381	5,118
Investment securities available for sale, at fair value	209,617	214,383
Mortgage loans held for sale	4,874	1,722

Loans, gross	753,049	767,513
Less: allowance for loan losses	(15,596)	(16,485)
Loans, net	737,453	751,028

Premises and equipment, net	22,630	23,367
Accrued interest receivable	3,338	3,535
Foreclosed real estate	7,335	7,502
Deferred tax asset, net	18,875	22,087
Bank-owned life insurance	11,767	11,617
Other assets	8,860	8,742
Total assets	$1,091,665	$1,090,229

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$199,169	$178,075
Interest-bearing	729,084	729,285
Total deposits	928,253	907,360

Retail repurchase agreements	17,867	18,175
Federal Home Loan Bank advances	10,000	35,000
Other liabilities	5,291	5,877
Total liabilities	961,411	966,412

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,791,621 and 12,784,605 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	128	127
Capital surplus	145,048	144,624
Accumulated deficit	(6,586)	(10,641)
Accumulated other comprehensive loss, net of tax	(8,336)	(10,293)
Total shareholders' equity	130,254	123,817

Total liabilities and shareholders' equity	$1,091,665	$1,090,229

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

 (unaudited)

	For the three months ended June 30,
	2014	2013
Interest income
Interest earned on cash and cash equivalents	$32	$24
Dividends received on Federal Home Loan Bank stock	25	21
Interest earned on trading account assets	45	-
Interest earned on investment securities available for sale	1,015	964
Interest and fees earned on loans	8,803	9,719
Total interest income	9,920	10,728

Interest expense
Interest expense on deposits	123	502
Interest expense on retail repurchase agreements	1	1
Interest expense on Federal Home Loan Bank advances	7	-
Total interest expense	131	503

Net interest income	9,789	10,225

Provision for loan losses	-	670

Net interest income after provision for loan losses	9,789	9,555

Noninterest income
Service charges on deposit accounts, net	1,693	1,603
Fees for trust, investment management and brokerage services	177	905
Mortgage-banking	516	564
Debit card and automatic teller machine income, net	618	511
Bankcard services	70	64
Investment securities gains, net	-	331
Trading account income, net	175	-
Other	241	259
Total noninterest income	3,490	4,237

Noninterest expense
Salaries and other personnel	4,723	5,310
Occupancy	1,046	1,047
Furniture and equipment	999	918
Professional services	635	556
Federal Deposit Insurance Corporation deposit insurance assessment	356	358
Marketing	222	338
Foreclosed real estate writedowns and expenses	717	2,280
Gain on other loans held for sale	-	(326)
Loan workout	119	240
Other	1,267	1,190
Total noninterest expense	10,084	11,911

Income before provision for income taxes	3,195	1,881

Provision for income taxes	1,168	382

Net income	$2,027	$1,499

Common and per share data
Net income - basic	$0.16	$0.12
Net income - diluted	0.16	0.12
Cash dividends declared	-	-
Book value	10.18	7.76

Average common shares issued and outstanding	12,690,287	12,652,355
Average diluted common shares issued and outstanding	12,744,931	12,671,929

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

 (unaudited)

	For the six months ended June 30,
	2014	2013
Interest income
Interest earned on cash and cash equivalents	$46	$59
Dividends received on Federal Home Loan Bank stock	39	21
Interest earned on trading account assets	91	-
Interest earned on investment securities available for sale	2,019	1,974
Interest and fees earned on loans	17,801	19,538
Total interest income	19,996	21,592

Interest expense
Interest expense on deposits	250	1,397
Interest expense on retail repurchase agreements	1	1
Interest expense on Federal Home Loan Bank advances	23	-
Total interest expense	274	1,398

Net interest income	19,722	20,194

Provision for loan losses	-	1,020

Net interest income after provision for loan losses	19,722	19,174

Noninterest income
Service charges on deposit accounts, net	3,255	3,157
Fees for trust, investment management and brokerage services	323	1,674
Mortgage-banking	977	1,135
Debit card and automatic teller machine income, net	1,204	1,010
Bankcard services	137	124
Investment securities gains, net	85	331
Trading account income, net	346	-
Other	529	551
Total noninterest income	6,856	7,982

Noninterest expense
Salaries and other personnel	9,513	10,408
Occupancy	2,143	2,114
Furniture and equipment	2,044	1,818
Professional services	1,448	983
Federal Deposit Insurance Corporation deposit insurance assessment	712	728
Marketing	477	480
Foreclosed real estate writedowns and expenses	1,030	2,732
Gain on other loans held for sale	-	(326)
Loan workout	250	452
Other	2,556	2,897
Total noninterest expense	20,173	22,286

Income before provision for income taxes	6,405	4,870

Provision for income taxes	2,350	1,195

Net income	$4,055	$3,675

Common and per share data
Net income - basic	$0.32	$0.29
Net income - diluted	0.32	0.29
Cash dividends declared	-	-
Book value	10.18	7.76

Average common shares issued and outstanding	12,682,813	12,651,565
Average diluted common shares issued and outstanding	12,726,495	12,651,565

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Net income	$2,027	$1,499	$4,055	$3,675

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	1,776	(4,356)	3,069	(6,088)
Plus: reclassification adjustment of net gains included in net income	-	331	85	331
Increase (decrease) in net unrealized gains on investment securities available for sale	1,776	(4,025)	3,154	(5,757)

Other comprehensive income (loss), pretax	1,776	(4,025)	3,154	(5,757)

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	674	(1,528)	1,197	(2,185)

Other comprehensive income (loss), net of tax	1,102	(2,497)	1,957	(3,572)

Comprehensive income (loss)	$3,129	$(998)	$6,012	$103

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Accumulated	comprehensive
	stock	stock	surplus	deficit	loss, net	Total

Balance, December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				3,675		3,675
Other comprehensive loss, net of tax					(3,572)	(3,572)
Compensation expense related to stock options and restricted stock granted under equity award plans			633			633
Common stock issued related to restricted stock granted under equity award plans	18,298					-
Other changes	1

Balance, June 30, 2013	12,772,344	$127	$143,975	$(34,697)	$(10,289)	$99,116

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				4,055		4,055
Other comprehensive income, net of tax					1,957	1,957
Compensation expense related to stock options and restricted stock granted under equity award plans		1	437			438
Common stock issued related to restricted stock granted under equity award plans, net of vested shares withheld for employee taxes	7,016		(13)			(13)

Balance, June 30, 2014	12,791,621	$128	$145,048	$(6,586)	$(8,336)	$130,254

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six months ended June 30,
	2014	2013
Operating Activities
Net income	$4,055	$3,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,176	1,277
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,600	2,927
Deferred income tax expense	2,015	912
Decrease in income tax refunds receivable	138	-
Provision for loan losses	-	1,020
Provision for unfunded commitments	(36)	(73)
Trading account income, net	(346)	-
Reduction in trading account assets, net	83	-
Net periodic pension expense	301	339
Gain on sales of mortgage loans held for sale, net	(755)	(1,068)
Gain on sales of Small Business Administration loans	(70)	(207)
Gain on other loans held for sale	-	(326)
Writedowns and losses on sales of foreclosed real estate, net	814	2,569
Investment securities gains, net	(85)	(331)
Originations of mortgage loans held for sale	(28,292)	(34,931)
Proceeds from sales of mortgage loans held for sale	25,895	39,179
Proceeds from sales of Small Business Administration loans	1,236	2,222
Proceeds from sales of other loans held for sale	-	1,102
Compensation expense on equity-based awards	438	633
Increase in cash surrender value of bank-owned life insurance	(150)	-
Contribution to defined benefit pension plan	(400)	(350)
(Increase) decrease in interest receivable and other assets, net	(59)	723
(Decrease) increase in interest payable and other liabilities, net	(451)	560
Net cash provided by operating activities	7,107	19,852

Investing Activities
Proceeds from sales of investment securities available for sale	14,956	28,559
Proceeds from maturities and repayments of investment securities available for sale	11,598	34,624
Purchases of investment securities available for sale	(20,149)	(53,535)
Purchases of Federal Home Loan Bank stock	(225)	-
Proceeds from redemption of Federal Home Loan Bank stock	1,744	431
Decrease (increase) in gross loans, net	11,289	(8,186)
Proceeds from sales of foreclosed real estate	473	1,517
Purchases of premises and equipment, net	(439)	(533)
Net cash provided by investing activities	19,247	2,877

Financing Activities
Increase in transaction, money market and savings deposits, net	36,319	28,633
Decrease in time deposits, net	(15,426)	(93,034)
(Decrease) increase in retail repurchase agreements, net	(308)	2,955
Repayment of Federal Home Loan Bank advances	(25,000)	-
Taxes paid related to net share settlement of equity awards	(13)	-
Net cash used for financing activities	(4,428)	(61,446)
Net change in cash and due from banks	21,926	(38,717)
Cash and due from banks, beginning of period	38,178	101,385
Cash and due from banks, end of period	$60,104	$62,668

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$281	$1,700
Income taxes	1,163	272
Significant noncash activities
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax	1,957	(3,572)
Loans transferred from gross loans to other loans held for sale	1,166	2,015
Loans transferred from gross loans to foreclosed real estate, at fair value	1,120	1,471

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company’) is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank, also headquartered in Greenville, South Carolina, is the third largest banking institution headquartered in South Carolina. The Bank serves the Upstate of South Carolina through 25 branch locations in nine counties along the economically attractive I-85 corridor, as well as 24/7/365 service through online and mobile banking and automatic teller machines. Through its Retail, Commercial and Wealth Management lines of business, the Bank specializes in providing financial solutions to consumers and small to mid-size businesses with deposit and cash management products, loans (including consumer, mortgage, credit card, automobile, Small Business Administration (“SBA”), commercial and corporate), lines of credit, trust, brokerage, private banking, financial planning and insurance.

Principles of Consolidation / Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, the Bank and subsidiaries of the Bank (collectively referred to herein as the “Company,” “we,” “us” or “our”). In management’s opinion, all significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included. Any such adjustments are of a normal and recurring nature. Assets held by the Company in a fiduciary or agency capacity for clients are not included in the Company’s Consolidated Financial Statements because those items do not represent assets of the Company. The accounting and financial reporting policies of the Company conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the financial services industry.

The Consolidated Financial Statements at and for the three and six months ended June 30, 2014 and 2013 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2014 (the “2013 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. The Company has limited financial information for these businesses, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at June 30, 2014, the Company had one reportable business segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Recently Issued Authoritative Pronouncements

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”) to modify the criteria an entity must meet to account for a low-income housing tax credit investment by using the measurement and presentation alternative in Accounting Standards Codification (“ASC”) 323-740. This method permits an investment’s performance to be presented net of the related tax benefits as part of income tax expense. ASU 2014-01 is likely to increase the number of low-income housing tax credit investments that would qualify for this method. The new guidance also simplifies the amortization method an entity uses when it qualifies for and elects to apply the accounting permitted under ASC 323-740 by establishing a proportional-amortization method that replaces the effective-yield method previously required. The amendments should be applied retrospectively to all periods presented and are effective for public entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (“ASU 2014-04”) to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have a material impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to impact the timing or approach to revenue recognition for financial institutions. The likely impact for financial institutions will relate only to disclosures. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”) which requires that a performance target that impacts vesting and that could be achieved after the requisite service period be treated as a performance condition thereby impacting, among other things, the grant-date fair value of the award and the timing of recognition of the related compensation cost. Entities may apply the amendments either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The amendments are effective for all entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact that the adoption of ASU 2014-12 may have on its financial position, results of operations and cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of June 30, 2014, after taking into consideration the Bank’s levels of vault cash, reserves of $5.7 million were maintained with the Federal Reserve.

Concentrations and Restrictions

From time to time, the Company may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the potential counterparties to these  transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At June 30, 2014, the Company had $3.1 million in a money market deposit account with another financial institution that is well-capitalized under the regulatory capital classification rules.

Restricted cash and cash equivalents pledged as collateral relative to public funds and other agreements totaled $273 thousand and $706 thousand at June 30, 2014 and December 31, 2013, respectively.

3.     Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	June 30, 2014	December 31, 2013
Municipal bonds	$4,765	$3,771
Insured bank deposits	616	1,347
Total trading account assets	$5,381	$5,118

The following table summarizes net realized gains and the change in fair value relative to trading account assets included in the Consolidated Statements of Income for the three and six months ended June 30, 2014 (in thousands). The investment in the trading account was made in September 2013; accordingly, there is no data to report for the three or six months ended June 30, 2013.

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Realized gains, net	$138	$316
Unrealized gains, net due to changes in fair value relative to assets held at end of period	37	30
Total trading account income, net	$175	$346

Trading account assets may not be withdrawn from the account until September 2014.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at June 30, 2014.

Moody's Ratings
Aaa	9%
Aa1 - Aa3	44
A1 - A3	24
Not rated	23
Total	100%

Standard and Poor's Ratings
AAA	8%
AA+ - AA-	55
A+ - A-	17
Not rated	20
Total	100%

All municipal bond trading account assets were rated by either Moody’s or Standard and Poor’s at June 30, 2014.

4.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair values of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$1,932	$14	$-	$1,946
State and municipal	5,263	110	(27)	5,346
Collateralized mortgage obligations (federal agencies)	92,288	13	(1,687)	90,614
Other mortgage-backed (federal agencies)	77,482	430	(580)	77,332
SBA loan-backed (federal agency)	34,318	180	(119)	34,379
Total investment securities available for sale	$211,283	$747	$(2,413)	$209,617

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$7,393	$138	$(71)	$7,460
Collateralized mortgage obligations (federal agencies)	97,303	30	(4,201)	93,132
Other mortgage-backed (federal agencies)	76,852	95	(927)	76,020
SBA loan-backed (federal agency)	37,655	258	(142)	37,771
Total investment securities available for sale	$219,203	$521	$(5,341)	$214,383

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	June 30, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	-	$-	$-	1	$1,050	$27	1	$1,050	$27
Collateralized mortgage obligations (federal agencies)	3	1,925	71	12	63,782	1,616	15	65,707	1,687
Other mortgage-backed (federal agencies)	6	11,049	280	13	28,673	300	19	39,722	580
SBA loan-backed (federal agency)	3	11,384	49	3	5,064	70	6	16,448	119
Total	12	$24,358	$400	29	$98,569	$2,013	41	$122,927	$2,413

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,010	$71	-	$-	$-	1	$1,010	$71
Collateralized mortgage obligations (federal agencies)	14	62,251	2,863	9	29,123	1,338	23	91,374	4,201
Other mortgage-backed (federal agencies)	20	64,428	774	1	1,517	153	21	65,945	927
SBA loan-backed (federal agency)	4	14,468	73	3	5,306	69	7	19,774	142
Total	39	$142,157	$3,781	13	$35,946	$1,560	52	$178,103	$5,341

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at June 30, 2014, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

Except for state and municipal securities, all of the Company’s available for sale securities are backed by United States (“U.S.”) agencies and are rated Aaa and AA+ by Moody’s and Standard and Poor’s rating services, respectively. The following table summarizes ratings of the Company’s state and municipal investment securities available for sale, based on fair value, at June 30, 2014.

Moody's Ratings
Aa1 - Aa3	59%
A1 - A2	17
Not rated	24
Total	100%

Standard and Poor's Ratings
AA+ - AA-	44%
Not rated	56
Total	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at June 30, 2014.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at June 30, 2014 by contractual maturity and estimated principal repayment distribution (in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,932	1,946
Due after ten years	-	-
U.S. agency	1,932	1,946

Due in one year or less	2,388	2,434
Due after one year through five years	1,799	1,862
Due after five years through ten years	1,076	1,050
Due after ten years	-	-
State and municipal	5,263	5,346

Due in one year or less	911	913
Due after one year through five years	10,137	9,989
Due after five years through ten years	81,240	79,712
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	92,288	90,614

Due in one year or less	-	-
Due after one year through five years	37,856	38,155
Due after five years through ten years	21,828	21,596
Due after ten years	17,798	17,581
Other mortgage-backed (federal agencies)	77,482	77,332

Due in one year or less	-	-
Due after one year through five years	12,862	12,823
Due after five years through ten years	15,050	15,168
Due after ten years	6,406	6,388
SBA loan-backed (federal agency)	34,318	34,379

Due in one year or less	3,299	3,347
Due after one year through five years	62,654	62,829
Due after five years through ten years	121,126	119,472
Due after ten years	24,204	23,969
Total investment securities available for sale	$211,283	$209,617

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	June 30, 2014	December 31, 2013
Municipal and other secured deposits	$83,272	$75,718
Retail repurchase agreements	24,440	25,626
Federal Reserve line of credit	1,350	1,459
Correspondent bank lines of credit	17,160	16,788
Total investment securities available for sale pledged	$126,222	$119,591

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Realized gains	$-	$392	$125	$392
Realized losses	-	(61)	(40)	(61)
Total investment securities gains, net	$-	$331	$85	$331

5.     Loans

In the tables below, loan classes are based on FDIC classification code, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2014		December 31, 2013
	Total	% of total	Total	% of total

Commercial real estate	$441,170	58.6%	$455,452	59.4%
Single-family residential	177,179	23.5	178,125	23.2
Commercial and industrial	72,260	9.6	73,078	9.5
Consumer	51,849	6.9	50,099	6.5
Other	10,591	1.4	10,759	1.4
Loans, gross	$753,049	100.0%	$767,513	100.0%

Residential mortgage loans serviced for the benefit of others amounted to $385.9 million and $384.5 million at June 30, 2014 and December 31, 2013, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Net unearned income and deferred fees totaled $635 thousand and $643 thousand at June 30, 2014 and December 31, 2013, respectively.

Pledged

The Bank, as a member of the Federal Home Loan Bank (“FHLB”), must pledge collateral to borrow from the agency and cover the various Federal Reserve services that are available for use by the Bank. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At June 30, 2014 and December 31, 2013, $181.3 million and $205.2 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $86.4 million and $90.2 million, respectively, were available as lendable collateral.

At June 30, 2014 and December 31, 2013, loans totaling $588 thousand and $794 thousand, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $498 thousand and $651 thousand, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at June 30, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$71,425	9.5%	51.9%
Multifamily residential	9,294	1.2	6.7
Nonfarm nonresidential	360,451	47.9	261.7
Total loans secured by commercial real estate	$441,170	58.6%	320.3%

The following table further categorizes loans secured by commercial real estate at June 30, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$16,314	2.1%	11.8%
Land development - commercial	7,288	1.0	5.3
Land development - residential	7,958	1.0	5.8
Commercial construction:
Retail	2,238	0.3	1.6
Office	5,840	0.8	4.2
Multifamily	8,900	1.2	6.5
Industrial and warehouse	659	0.1	0.5
Miscellaneous commercial	6,625	0.9	4.8
Total development commercial real estate loans	55,822	7.4	40.5

Existing and other commercial real estate loans
Secured by:
Hotel / motel	53,289	7.1	38.7
Retail	26,965	3.6	19.6
Office	8,925	1.2	6.5
Multifamily	9,294	1.2	6.8
Industrial and warehouse	6,115	0.8	4.4
Healthcare	13,555	1.8	9.8
Miscellaneous commercial	101,940	13.6	74.0
Residential construction - speculative	171	-	0.1
Total existing and other commercial real estate loans	220,254	29.3	159.9

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	149,662	19.9	108.7
Commercial construction - owner-occupied	5,598	0.7	4.1
Residential construction - contract	9,834	1.3	7.1
Total commercial real estate owner-occupied and residential loans	165,094	21.9	119.9

Total loans secured by commercial real estate	$441,170	58.6%	320.3%

Asset Quality

The following table summarizes various internal credit-quality indicators of gross loans, by class, at June 30, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,829	157	64,867	75,853
Grade 4	30,820	1,198	170,994	203,012
Grade W	9,252	7,938	78,806	95,996
Grade 5	1,188	-	18,830	20,018
Grade 6	2,212	-	25,320	27,532
Grade 7	544	-	1,581	2,125
Not risk rated*	16,580	1	53	16,634
Total	$71,425	$9,294	$360,451	$441,170

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$792
Grade 2	1,607
Grade 3	10,299
Grade 4	50,155
Grade W	5,209
Grade 5	704
Grade 6	3,037
Grade 7	410
Not risk rated	47
Total	$72,260

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$73,727	$96,889	$3,442	$174,058
Nonperforming	583	2,433	105	3,121
Total	$74,310	$99,322	$3,547	$177,179

	Indirect automobile	All other consumer	Total consumer
Performing	$40,373	$11,323	$51,696
Nonperforming	129	24	153
Total	$40,502	$11,347	$51,849

Other
Performing	$10,591
Nonperforming	-
Total	$10,591

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,025	259	69,954	80,238
Grade 4	34,654	887	171,585	207,126
Grade W	8,679	9,079	83,843	101,601
Grade 5	2,202	-	16,727	18,929
Grade 6	4,400	181	24,352	28,933
Grade 7	803	-	1,604	2,407
Not risk rated*	15,795	11	412	16,218
Total	$76,558	$10,417	$368,477	$455,452

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$879
Grade 2	1,186
Grade 3	8,830
Grade 4	51,167
Grade W	5,151
Grade 5	2,361
Grade 6	2,923
Grade 7	494
Not risk rated	87
Total	$73,078

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$69,121	$101,100	$3,802	$174,023
Nonperforming	797	3,176	129	4,102
Total	$69,918	$104,276	$3,931	$178,125

	Indirect automobile	All other consumer	Total consumer
Performing	$38,514	$11,349	$49,863
Nonperforming	210	26	236
Total	$38,724	$11,375	$50,099

Other
Performing	$10,759
Nonperforming	-
Total	$10,759

The following table summarizes delinquencies, by class, at June 30, 2014 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$338	$731	$1,235	$2,304	$69,121	$71,425
Multifamily residential	-	-	-	-	9,294	9,294
Nonfarm nonresidential	210	-	9,285	9,495	350,956	360,451
Total commercial real estate	548	731	10,520	11,799	429,371	441,170

Single-family real estate, revolving, open-end loans	429	-	583	1,012	73,298	74,310
Single-family real estate, closed-end, first lien	534	-	2,433	2,967	96,355	99,322
Single-family real estate, closed-end, junior lien	84	-	105	189	3,358	3,547
Total single-family residential	1,047	-	3,121	4,168	173,011	177,179

Commercial and industrial	301	-	1,475	1,776	70,484	72,260

Indirect automobile	227	-	129	356	40,146	40,502
All other consumer	32	-	24	56	11,291	11,347
Total consumer	259	-	153	412	51,437	51,849

Farmland	-	-	-	-	3,502	3,502
Obligations of states and political subdivisions of the U.S.	-	-	-	-	459	459
Other	-	-	-	-	6,630	6,630
Total other	-	-	-	-	10,591	10,591

Loans, gross	$2,155	$731	$15,269	$18,155	$734,894	$753,049

Additional interest income of $351 thousand and $813 thousand would have been reported during the three and six months ended June 30, 2014, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. This interest income was not recorded in the Company’s Consolidated Statements of Income.

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

	June 30, 2014	December 31, 2013
Performing	$16,436	$26,744
Nonperforming	5,852	2,184
Total troubled debt restructurings	$22,288	$28,928

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Carrying balance	$6,543	$-	$7,499	$5,842
Count	1	-	4	8

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Nonfarm nonresidential	1	$883	$883	2	$2,619	$2,619
Total commercial real estate	1	883	883	2	2,619	2,619

Commercial and industrial	3	2,665	1,365	-	-	-
Loans, gross	4	$3,548	$2,248	2	$2,619	$2,619

	For the six months ended June 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	-	$-	$-	1	$60	$60
Nonfarm nonresidential	1	883	883	2	2,619	2,619
Total commercial real estate	1	883	883	3	2,679	2,679

Commercial and industrial	3	2,665	1,365	-	-	-
Loans, gross	4	$3,548	$2,248	3	$2,679	$2,679

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	1	$883	$883	2	$2,619	$2,619
Term and principal concessions	3	2,665	1,365	-	-	-
Loans, gross	4	$3,548	$2,248	2	$2,619	$2,619

	For the six months ended June 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	-	$-	$-	1	$60	$60
Term concession	1	883	883	2	2,619	2,619
Term and principal concessions	3	2,665	1,365	-	-	-
Loans, gross	4	$3,548	$2,248	3	$2,679	$2,679

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Construction, land development and other land loans	-	$-	1	$56	-	$-	1	$56
Nonfarm nonresidential	-	-	-	-	2	2,597	-	-
Total commercial real estate	-	-	1	56	2	2,597	1	56

Commercial and industrial	1	236	-	-	1	236	-	-
Loans, gross	1	$236	1	$56	3	$2,833	1	$56

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	June 30, 2014	December 31, 2013
Performing troubled debt restructured loans	$16,436	$26,744
Nonperforming troubled debt restructured loans	5,852	2,184
Nonperforming other loans	4,244	6,580
Performing other loans	16,141	9,187
Total impaired loans	$42,673	$44,695

The following table summarizes the composition of and information relative to impaired loans, by class, at June 30, 2014 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$710	$4,111
Multifamily residential	-	59
Nonfarm nonresidential	22,383	27,191
Total commercial real estate	23,093	31,361

Single-family real estate, revolving, open-end loans	-	-
Single-family real estate, closed-end, first lien	912	3,007
Single-family real estate, closed-end, junior lien	26	26
Total single-family residential	938	3,033

Commercial and industrial	373	373

Consumer	-	-

Total impaired loans with no related allowance recorded	$24,404	$34,767

With an allowance recorded:
Construction, land development and other land loans	$258	$258	$68
Multifamily residential	-	-	-
Nonfarm nonresidential	15,526	16,981	1,690
Total commercial real estate	15,784	17,239	1,758

Single-family real estate, revolving, open-end loans	404	404	83
Single-family real estate, closed-end, first lien	250	250	28
Single-family real estate, closed-end, junior lien	165	165	54
Total single-family residential	819	819	165

Commercial and industrial	1,650	2,949	99

Consumer	16	16	3

Total impaired loans with an allowance recorded	$18,269	$21,023	$2,025

Total:
Construction, land development and other land loans	$968	$4,369	$68
Multifamily residential	-	59	-
Nonfarm nonresidential	37,909	44,172	1,690
Total commercial real estate	38,877	48,600	1,758

Single-family real estate, revolving, open-end loans	404	404	83
Single-family real estate, closed-end, first lien	1,162	3,257	28
Single-family real estate, closed-end, junior lien	191	191	54
Total single-family residential	1,757	3,852	165

Commercial and industrial	2,023	3,322	99

Consumer	16	16	3

Total impaired loans	$42,673	$55,790	$2,025

Interest income recognized on impaired loans during the three and six months ended June 30, 2014 was $171 thousand and $340 thousand, respectively. The average balance of total impaired loans was $42.9 million and $43.5 million for the same periods.

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

	For the three months ended June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243
Provision for loan losses	174	109	(307)	(180)	204	-

Loan charge-offs	618	85	145	54	112	1,014
Loan recoveries	246	14	12	21	74	367
Net loans charged-off	372	71	133	33	38	647

Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

	For the six months ended June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485
Provision for loan losses	222	72	(478)	(145)	329	-

Loan charge-offs	779	189	145	110	267	1,490
Loan recoveries	251	105	24	52	169	601
Net loans charged-off	528	84	121	58	98	889

Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

	June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,758	$165	$99	$3	$-	$2,025
Collectively evaluated for impairment	8,501	2,947	984	912	227	13,571
Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

Individually evaluated for impairment	$38,877	$1,757	$2,023	$16	$-	$42,673
Collectively evaluated for impairment	402,293	175,422	70,237	51,833	10,591	710,376
Loans, gross	$441,170	$177,179	$72,260	$51,849	$10,591	$753,049

	For the three months ended June 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$11,614	$2,949	$1,890	$1,013	$4	$17,470
Provision for loan losses	(328)	352	559	35	52	670

Loan charge-offs	294	299	335	64	135	1,127
Loan recoveries	37	16	25	41	86	205
Net loans charged-off	257	283	310	23	49	922

Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

	For the six months ended June 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(598)	251	1,214	18	135	1,020

Loan charge-offs	758	432	374	161	350	2,075
Loan recoveries	68	59	35	75	211	448
Net loans charged-off	690	373	339	86	139	1,627

Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

	June 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$2,001	$209	$836	$4	$-	$3,050
Collectively evaluated for impairment	9,028	2,809	1,303	1,021	7	14,168
Allowance for loan losses, end of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218

Individually evaluated for impairment	$40,953	$2,797	$2,788	$36	$-	$46,574
Collectively evaluated for impairment	408,666	167,938	61,205	48,444	8,528	694,781
Loans, gross	$449,619	$170,735	$63,993	$48,480	$8,528	$741,355

6.     Other Loans Held for Sale and Valuation Allowance

The following table summarizes the changes in net other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Other loans held for sale, net of valuation allowance, beginning of period	$-	$776	$-	$776

SBA loans transferred to other loans held for sale	-	285	1,166	2,015
Proceeds from sales of SBA loans	-	(319)	(1,236)	(2,222)
Gain on sale of SBA loans	-	34	70	207
SBA loan activity	-	-	-	-

Proceeds from sales of other loans held for sale	-	(1,102)	-	(1,102)
Gain on sale of other loans held for sale	-	326	-	326
Other loans held for sale activity	-	(776)	-	(776)

Other loans held for sale, net of valuation allowance, end of period	$-	$-	$-	$-

The following table summarizes the activity in the valuation allowance on other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Valuation allowance, beginning of period	$-	$1,512	$-	$1,512
Reduction resulting from sales of other loans held for sale	-	(1,512)	-	(1,512)
Valuation allowance, end of period	$-	$-	$-	$-

The Company originates loans partially guaranteed by the SBA, an agency of the U.S. government. The Company may sell the guaranteed portion of these loans into the secondary market.

7.      Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Land	$5,521	$5,521
Buildings	19,446	19,395
Leasehold improvements	3,760	3,746
Furniture and equipment	13,382	13,259
Software	5,547	5,344
Bank automobiles	95	95
Capital lease asset	556	1,396
Premises and equipment, gross	$48,307	$48,756

Accumulated depreciation	(25,677)	(25,389)
Premises and equipment, net	$22,630	$23,367

At June 30, 2014, the Bank provided our products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the three months ended June 30, 2014 and 2013 was $583 thousand and $639 thousand, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $1.2 million and $1.3 million, respectively.

8.      Long-Lived Assets Held for Sale

At June 30, 2014, the Company was marketing for sale a vacant parcel of land with a net book value of $562 thousand and a vacant branch facility with a net book value of $123 thousand. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets.

9.      Servicing Rights

Residential Mortgage-Servicing Rights

The net book value of residential mortgage-servicing rights was $2.4 million at June 30, 2014 and $2.4 million at December 31, 2013. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.7 million and $3.8 million at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,406	$2,499	$2,431	$2,545
Capitalized mortgage-servicing rights	127	176	242	347
Mortgage-servicing rights portfolio amortization and impairment	(149)	(226)	(289)	(443)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,384	$2,449	$2,384	$2,449

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Valuation allowance, beginning of period	$31	$53	$31	$41
Additions charged (credited) to operations, net	2	29	2	41
Valuation allowance, end of period	$33	$82	$33	$82

SBA Servicing Rights

The net book value of SBA servicing rights was $87 thousand and $64 thousand at June 30, 2014 and December 31, 2013, respectively. SBA servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of SBA servicing rights was $95 thousand and $69 thousand at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$90	$76	$64	$39
Capitalized SBA servicing rights	-	7	31	47
SBA servicing rights portfolio amortization and impairment	(3)	(7)	(8)	(10)
SBA servicing rights portfolio, net of valuation allowance, end of period	$87	$76	$87	$76

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Valuation allowance, beginning of period	$11	$-	$8	$-
Additions charged (credited) to operations, net	(2)	3	1	3
Valuation allowance, end of period	$9	$3	$9	$3

10.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	June 30,	December 31,
	2014	2013
Foreclosed real estate	$7,335	$7,502
Repossessed personal property	89	43
Total foreclosed real estate and repossessed personal property	$7,424	$7,545

Included in foreclosed real estate at both June 30, 2014 and December 31, 2013 were 77 residential lots with an aggregate net book value of $5.9 million and $6.5 million, respectively, in three separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Foreclosed real estate, beginning of period	$7,490	$11,057	$7,502	$10,911
Plus: new foreclosed real estate	665	201	1,120	1,471
Less: proceeds from sale of foreclosed real estate	(209)	(752)	(473)	(1,517)
Plus: gain on sale of foreclosed real estate	7	33	50	90
Less: writedowns and losses charged to expense	(618)	(2,243)	(864)	(2,659)
Foreclosed real estate, end of period	$7,335	$8,296	$7,335	$8,296

11.     Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies during 2013 and is the sole beneficiary. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.2 million and $10.0 million at June 30, 2014 and December 31, 2013, respectively.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are retired from the Company. At both June 30, 2014 and December 31, 2013, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

12.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Transaction deposits	$520,087	$494,289
Money market deposits	139,005	136,476
Savings deposits	87,752	79,760
Time deposits $100,000 and greater	71,124	79,654
Time deposits less than $100,000	110,285	117,181
Total deposits	$928,253	$907,360

At June 30, 2014 and December 31, 2013, $456 thousand and $564 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. There were no brokered deposits at June 30, 2014 or December 31, 2013.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Transaction deposits	$10	$10	$20	$19
Money market deposits	9	7	18	15
Savings deposits	1	3	4	5
Time deposits	103	482	208	1,358
Total interest expense on deposits	$123	$502	$250	$1,397

13.     Borrowings

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and are secured by $24.4 million of the Company’s investment securities available for sale.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$86,418	$90,225
FHLB advances outstanding	10,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$76,418	$55,225

The FHLB advance outstanding at June 30, 2014 bears interest at a rate of 0.24% and matured on July 21, 2014 at which time it was repaid.

Federal Reserve Discount Window

At June 30, 2014 and December 31, 2013, $1.9 million and $2.2 million of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank, respectively. Of these amounts, $1.8 million and $2.1 million were available as lendable collateral at June 30, 2014 and December 31, 2013, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (“Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit. At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the first quarter 2014, the Bank obtained an additional unsecured line totaling $10 million resulting in access to three secured and three unsecured lines of credit from five correspondent banks totaling $70 million at June 30, 2014. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

14.      Shareholders’ Equity

Common Shares

At June 30, 2014, the Company had 75,000,000 authorized shares of common stock of which 12,791,621 were issued and outstanding. As of July 24, 2014 the Company has reserved a total of 577,903 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 17, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Net unrealized loss on investment securities available for sale	$(1,033)	$(2,990)
Net unrealized defined benefit pension plan actuarial loss	(7,303)	(7,303)
Total accumulated other comprehensive loss, net of tax	$(8,336)	$(10,293)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. On July 17, 2014, the Board of Directors of the Company declared a dividend of $0.05 per share payable on August 18, 2014 to shareholders of record on August 4, 2014 which is estimated to total $640 thousand. The dividend payable to shareholders will be funded by a dividend paid to the Company by the Bank on July 17, 2014.

15.	Income Taxes

As of June 30, 2014, the Company had federal net operating loss carryforwards of $12.5 million. If not utilized to offset future taxable income, $1.7 million will expire in 2031 and $10.8 million will expire in 2032. During the six months ended June 30, 2014, the Company utilized $5.2 million of federal net operating loss carryforwards to offset federal taxable income. This amount was comprised of $434 thousand of federal net operating loss carryforwards that would have expired in 2030 and $4.8 million that would have expired in 2031.

As of June 30, 2014, net deferred tax assets of $18.9 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

In 2010, the Company consummated a private placement (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of June 30, 2014, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years dating back to 2010 are generally considered subject to examination based on federal and state regulations.

16.     Benefit Plans

401(k) Plan

Employees (which the Company refers to as “teammates”) are given the opportunity to participate in The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired. Under the 401(k) Plan, participants are able to defer a portion of their salary into the 401(k) Plan. Matching contributions, if any, are contributed to the 401(k) Plan prior to the end of each plan year. From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of teammate contributions to the 401(k) Plan. The Company reinstated its match of teammate contributions effective July 1, 2013. From July 1, 2013 through June 30, 2014, teammate contributions were matched at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. Effective July 1, 2014, the match of teammate contributions was increased to a rate of $0.25 per dollar up to 6% of a teammate’s eligible compensation. The Company’s matching contributions totaled $15 thousand and $27 thousand for the three and six months ended June 30, 2014, respectively.

Under the Internal Revenue Service (“IRS”) rules related to 401(k) plans, the IRS imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive contribution refunds of prior salary deferrals as a result of the annual limitations, the Bank has in place a benefit equalization plan into which such teammates may contribute refunds received. The benefit equalization plan operates similar to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. At June 30, 2014, assets in the benefit equalization plan were $39 thousand and are included in Other assets in the Consolidated Balance Sheet. An offsetting liability of $39 thousand is reflected in Other liabilities and represents the Bank’s obligation to benefit equalization plan participants. There were no assets or liabilities associated with the benefit equalization plan at December 31, 2013.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $1.2 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively.

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest cost	$144	$211	$412	$421
Expected return on plan assets	(170)	(284)	(487)	(567)
Amortization of net actuarial loss	121	243	376	485
Net periodic pension expense	$95	$170	$301	$339

As a result of the decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$4,590	$4,440
U.S. government and agency securities	-	549
Municipal securities	-	470
Corporate bonds	-	3,398
Mutual funds	1,427	3,596
Corporate stocks	1,093	3,329
Exchange traded funds	9,164	287
Foreign equities	173	694
Accrued interest receivable	1	30
Other	2	5
Total Pension Plan assets	$16,450	$16,798

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30,	December 31,
	2014	2013
Level 1	$5,686	$7,804
Level 2	10,764	8,994
Level 3	-	-
Total Pension Plan assets	$16,450	$16,798

There were no changes in the Pension Plan’s Level 3 assets during 2013 or during the six months ended June 30, 2014.

Current and Future Expected Contributions. The Company contributed $400 thousand to the Pension Plan in April 2014 and $400 thousand in July 2014 and expects to contribute an additional $800 thousand relative to the 2014 plan year by January 2015.

17.     Equity-Based Compensation

1997 Stock Compensation Plan

The following table summarizes stock option activity for the 1997 Stock Compensation Plan (the “1997 Plan”) at the dates and for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding, December 31, 2013	6,450	$103.89
Forfeited	(1,250)	109.20
Expired	(2,250)	93.20
Outstanding, June 30, 2014	2,950	109.80

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at June 30, 2014.

Weighted-average exercise price	Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)
$106.40	250	0.55
109.20	2,500	1.93
121.60	200	2.55
Total	2,950	1.85

At June 30, 2014 and December 31, 2013, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

There were no grants or forfeitures of restricted stock under the 2008 Plan during the six months ended June 30, 2014. The weighted-average grant date fair value per share at both December 31, 2013 and June 30, 2014 was $27.55.

Of the 62,386 net restricted stock awards granted under the 2008 Plan, 3,380 shares vested during the six months ended June 30, 2014, and 7,867 shares remained unvested at June 30, 2014 and are expected to vest through 2016. Remaining shares available for issuance under the 2008 Plan totaled 114 shares at June 30, 2014.

2011 Stock Incentive Plan

The following table summarizes the 2011 Stock Incentive Plan (the “2011 Plan”) stock option and restricted stock information at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted-average exercise price per share	Shares of restricted stock	Weighted-average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48

2012 Grants	8,020	-	-	8,020	6.50

2013 Grants	8,811	-	-	8,811	13.70
2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises	-	(11,250)	11.00	-	-

2014 Grants	11,904	4,000	12.96	7,904	12.92
Granted, net of forfeitures, June 30, 2014	501,162			113,911
Outstanding, June 30, 2014		376,001	10.52

Shares available for grant	700,000
Remaining shares available for grant, June 30, 2014	198,838

During the six months ended June 30, 2014, 5,404 shares of restricted stock with a total fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers. Also during the six months ended June 30, 2014, 2,500 shares of restricted stock and 4,000 stock options were awarded to certain teammates in recognition of performance and upon initial employment. The 2,500 shares of restricted stock and 4,000 stock options are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

The following table summarizes the activity in unvested shares of restricted stock under the 2011 Plan at the dates and for the period indicated.

Shares of restricted stock
Unvested, December 31, 2013	103,507
Grants	7,904
Forfeited	-
Vested	(36,870)
Unvested, June 30, 2014	74,541

For both the 2008 Plan and the 2011 Plan, of the shares that vested during the six months ended June 30, 2014, some shares were net-settled to cover the required withholding taxes, and the grantee received the common stock equal to the vested shares less the net-settled shares. Withholding taxes for the remaining shares that vested during the six months ended June 30, 2014 were paid in cash by the grantee. The net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding and exercisable at June 30, 2014.

	Options outstanding			Options exercisable
Weighted-average exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Value of outstanding in-the-money stock options	Number of stock options	Weighted-average remaining contractual life (years)	Value of exercisable in-the-money stock options
$10.40	312,501	6.88	$1,246,879	104,167	6.88	$415,626
11.00	59,500	7.05	201,705	14,750	7.05	50,003
12.96	4,000	9.64	5,720	-	-	-
Total	376,001	6.94	$1,454,304	118,917	6.90	$465,629

Determining Fair Value. The following table summarizes the fair value of stock option awards granted under the 2011 Plan during the six months ended June 30, 2014 as estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions used to determine the fair value of such grants.

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Compensation expense
1997 Plan	$-	$-	$-	$-
2008 Plan	31	67	62	202
2011 Plan	154	238	375	431
Total equity-based compensation expense	$185	$305	$437	$633

Income tax benefit	$68	$-	$161	$-

At June 30, 2014, based on equity awards outstanding at that time, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and 2011 Plan was $71 thousand and $771 thousand, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

18.     Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic net income per common share
Net income applicable to common shareholders	$2,027	$1,499	$4,055	$3,675
Undistributed earnings allocated to participating securities	(16)	(14)	(35)	(33)
Net income allocated to common shareholders	$2,011	$1,485	$4,020	$3,642
Average common shares issued and outstanding	12,690,287	12,652,355	12,682,813	12,651,565
Basic net income per common share	$0.16	$0.12	$0.32	$0.29

Diluted net income per common share
Net income applicable to common shareholders	$2,027	$1,499	$4,055	$3,675
Undistributed earnings allocated to participating securities	(16)	(13)	(34)	(33)
Net income allocated to common shareholders	$2,011	$1,486	$4,021	$3,642
Average common shares issued and outstanding	12,690,287	12,652,355	12,682,813	12,651,565
Dilutive potential common shares (1)	54,644	19,574	43,682	-
Total diluted average common shares issued and outstanding	12,744,931	12,671,929	12,726,495	12,651,565
Diluted net income per common share	$0.16	$0.12	$0.32	$0.29

1) Includes dilutive impact of restricted stock and stock options, as applicable.

19.     Commitments, Guarantees and Other Contingencies

Unused lending commitments to clients are not recorded in the Consolidated Balance Sheets until funds are advanced. For commercial clients, lending commitments generally take the form of unused revolving credit arrangements to finance clients’ working capital requirements as well as unused credit arrangements to fund commercial construction. For retail clients, lending commitments are generally unused lines of credit secured by residential property as well as unusued credit arrangements to fund residential construction. The Company routinely extends lending commitments for both floating and fixed-rate loans.

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at June 30, 2014 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$62,182
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	8,305
Commercial real estate, other construction loans, and land development loans	28,915
Commercial and industrial loans	33,765
Overdraft protection loans	31,656
Other	17,102
Total commitments to extend credit	$181,925

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $4.0 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively.

The reserve for estimated credit losses on unfunded lending commitments at June 30, 2014 and December 31, 2013 was $223 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 20, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In 2013, the Bank entered into a subscription agreement for a $2.0 million limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. During the first six months of 2014, the Bank invested a total of $450 thousand of the $2.0 million commitment. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018.

20.     Derivative Financial Instruments and Hedging Activities

At June 30, 2014 and December 31, 2013, the Company’s only derivative instruments related to residential mortgage-banking activities.

At June 30, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.1 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $232 thousand. At December 31, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $176 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $3 thousand. The net change in derivative loan commitment fair values during the three months ended June 30, 2014 and 2013 resulted in income (expense) of $57 thousand and $(237) thousand, respectively. The net change in derivative loan commitment fair values during the six months ended June 30, 2014 and 2013 resulted in income (expense) of $(65) thousand and $160 thousand, respectively.

The notional amount of forward sales commitments totaled $9.5 million at June 30, 2014. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $1 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $42 thousand. The notional amount of forward sales commitments totaled $6.8 million at December 31, 2013. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $28 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $4 thousand. The net change in forward sales commitment fair values during the three months ended June 30, 2014 and 2013 resulted in income (expense) of $(46) thousand and $249 thousand, respectively. The net change in forward sales commitment fair values during the six months ended June 30, 2014 and 2013 resulted in income (expense) of $(65) thousand and $160 thousand, respectively.

21.     Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$616	$4,765	$-	$5,381
Investment securities available for sale
U.S. agency	-	1,946	-	1,946
State and municipal	-	5,346	-	5,346
Collateralized mortgage obligations (federal agencies)	2,089	88,525	-	90,614
Other mortgage-backed (federal agencies)	-	77,332	-	77,332
SBA loan-backed (federal agency)	18,289	16,090	-	34,379
Derivative financial instruments	-	233	-	233
Total assets measured at fair value on a recurring basis	$20,994	$194,237	$-	$215,231

Liabilities
Derivative financial instruments	$-	$42	$-	$42

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,347	$3,771	$-	$5,118
Investment securities available for sale
State and municipal	-	7,460	-	7,460
Collateralized mortgage obligations (federal agencies)	-	93,132	-	93,132
Other mortgage-backed (federal agencies)	1,188	74,832	-	76,020
SBA loan-backed (federal agency)	20,457	17,314	-	37,771
Derivative financial instruments	-	204	-	204
Total assets measured at fair value on a recurring basis	$22,992	$196,713	$-	$219,705

Liabilities
Derivative financial instruments	$-	$7	$-	$7

For disclosure regarding the fair value of Pension Plan assets, see Note 16, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2014 or December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$4,874	$-	$4,874
Impaired loans	558	5,228	-	5,786
Foreclosed real estate	23	551	5,861	6,435
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$581	$10,653	$6,546	$17,780

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,722	$-	$1,722
Impaired loans	-	5,588	25	5,613
Foreclosed real estate	34	31	6,595	6,660
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$34	$7,341	$7,305	$14,680

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2014 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$5,861	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	685	Internal valuation	Appraisals and/or sales of comparable properties

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the carrying amount and fair value of other financial instruments included in the Consolidated Balance Sheets at the dates indicated (in thousands) all of which are considered Level 3 fair value estimates. These fair value estimates are subject to fluctuation based on the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation. The Company used management's best estimate of fair value. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

	Carrying amount	Fair value
June 30, 2014
Financial instruments - assets
Loans (1)	$734,481	$690,604

Financial instruments - liabilities
Deposits	928,253	915,282

December 31, 2013
Financial instruments - assets
Loans (1)	$748,243	$748,330

Financial instruments - liabilities
Deposits	907,360	896,858

(1)     Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment.

22.     Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at both June 30, 2014 and December 31, 2013. Since June 30, 2014, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At June 30, 2014
Total capital to risk-weighted assets
Company	$137,747	16.54%	$66,610	8.00%	n/a	n/a
Bank	137,730	16.54	66,609	8.00	$83,261	10.00%

Tier 1 capital to risk-weighted assets
Company	127,272	15.29	33,305	4.00	n/a	n/a
Bank	127,255	15.28	33,304	4.00	49,956	6.00

Tier 1 leverage ratio
Company	127,272	11.69	43,550	4.00	n/a	n/a
Bank	127,255	11.69	43,549	4.00	54,436	5.00

At December 31, 2013
Total capital to risk-weighted assets
Company	$130,043	15.49%	$67,142	8.00%	n/a	n/a
Bank	129,956	15.48	67,142	8.00	$83,928	10.00%

Tier 1 capital to risk-weighted assets
Company	119,475	14.24	33,571	4.00	n/a	n/a
Bank	119,388	14.23	33,571	4.00	50,357	6.00

Tier 1 leverage ratio
Company	119,475	11.03	43,309	4.00	n/a	n/a
Bank	119,388	11.03	43,311	4.00	54,138	5.00

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
●

Our reliance on available secondary funding sources to meet our liquidity needs, such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve System (“Federal Reserve”) Discount Window (“Discount Window”) borrowings, brokered deposits, sales of investment securities and loans and lines of credit from correspondent banks,

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,
●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,

●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Our ability to maintain appropriate levels of capital including levels required under the capital rules implementing Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
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
●

Changes in accounting principles, policies and practices as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the SEC and the Financial Accounting Standards Board, or others,

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

The more judgmental estimates are summarized in our 2013 Annual Report on Form 10-Kin which we have identified and described the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

	At and for the three months ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

STATEMENTS OF INCOME
Interest income	$9,920	$10,076	$10,423	$10,523	$10,728
Interest expense	131	143	387	475	503
Net interest income	9,789	9,933	10,036	10,048	10,225
Provision for loan losses	-	-	1,800	645	670
Net interest income after provision for loan losses	9,789	9,933	8,236	9,403	9,555
Noninterest income	3,490	3,366	3,575	3,279	4,237
Noninterest expense	10,084	10,089	10,212	9,835	11,911
Net income before provision (benefit) for income taxes	3,195	3,210	1,599	2,847	1,881
Provision (benefit) for income taxes	1,168	1,182	(224)	(19,386)	382
Net income	$2,027	$2,028	$1,823	$22,233	$1,499

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.16	$0.16	$0.14	$1.74	$0.12
Diluted	0.16	0.16	0.14	1.74	0.12
Cash dividends declared per common share	-	-	-	-	-
Book value per common share	10.18	10.18	9.68	9.46	7.76
Outstanding common shares	12,791,621	12,791,621	12,784,605	12,783,019	12,772,344
Average common shares issued and outstanding	12,690,287	12,682,813	12,668,482	12,663,162	12,652,355
Average diluted common shares issued and outstanding	12,744,931	12,726,495	12,689,245	12,674,743	12,671,929
Dividend payout ratio	n/a %	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,091,665	$1,099,407	$1,090,229	$1,099,897	$1,085,222
Investment securities available for sale, at fair value	209,617	208,772	214,383	227,079	246,501
Total loans, including loans held for sale	757,923	758,352	769,235	758,679	744,289
Deposits and retail repurchase agreements	946,120	945,352	925,535	969,452	977,153
Federal Home Loan Bank advances	10,000	20,000	35,000	-	-
Shareholders' equity	130,254	126,952	123,817	120,946	99,116

AVERAGE BALANCES
Total assets	$1,099,617	$1,094,578	$1,096,881	$1,080,900	$1,086,965
Interest-earning assets	1,031,877	1,023,513	1,030,451	1,040,718	1,046,075
Investment securities available for sale, at fair value	207,575	212,186	220,412	243,955	258,200
Total loans, including loans held for sale	755,199	764,526	766,454	749,201	740,643
Deposits and retail repurchase agreements	952,768	931,828	963,215	971,744	976,513
Federal Home Loan Bank advances	13,187	31,222	1,685	-	1
Other borrowings	6	54	586	24	8
Shareholders' equity	128,612	125,664	123,299	100,795	101,613

SELECT PERFORMANCE RATIOS
Return on average assets	0.74%	0.75%	0.66%	8.16%	0.55%
Return on average shareholders' equity	6.32	6.54	5.87	87.51	5.92
Net interest margin	3.81	3.94	3.86	3.83	3.92

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	11.70%	11.48%	11.24%	9.33%	9.35%
Shareholders' equity as a percentage of assets	11.93	11.55	11.36	11.00	9.13
Tier 1 risk-based capital	15.29	14.82	14.24	14.26	13.67
Total risk-based capital	16.54	16.08	15.49	15.52	14.93
Tier 1 leverage	11.69	11.37	11.03	10.95	10.06

ASSET QUALITY INFORMATION
Allowance for loan losses	$15,596	$16,243	$16,485	$16,706	$17,218
Nonaccrual loans	15,269	14,035	15,108	14,735	16,752
Nonperforming assets	22,693	21,538	22,653	23,064	25,081
Loans 90 days past due and still accruing interest	731	-	-	1,723	-
Net loans charged-off	647	242	2,021	1,157	922
Allowance for loan losses as a percentage of gross loans	2.07%	2.15%	2.15%	2.21%	2.32%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans	2.12	1.86	1.97	2.17	2.26
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	2.15	1.96	2.08	2.25	2.31
Net loans charged-off as a percentage of average gross loans, annualized	0.34	0.13	0.64	0.61	0.50

OTHER DATA
Number of full-service branches	25	25	25	25	25
Number of full-time equivalent employees	298.75	305.00	301.50	302.50	312.50

Executive Summary

Company Overview

Our financial results since 2009 were significantly impacted by the economic recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. While the economy has generally improved since then, overall economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations, including:

●	Reducing total assets primarily through the resolution of problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through a private offering of common stock consummated in 2010 (the “Private Placement”),
●	Repositioning the balance sheet from an asset/liability management standpoint including strategic reduction in higher cost time deposits,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Focusing on revenue enhancements, expense reductions and efficiency,
●	Refining our organization structure and lines of business, and reconstituting our Senior Leadership Team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as Small Business Administration (“SBA”), corporate banking and private banking,
●	Developing tailored go-to-market strategies and expertise by line of business, and
●	Returning to annual profitability in 2013.

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

Second Quarter 2014 Highlights

Following the significant completion of many of the strategic initiatives in our Strategic Project Plan, beginning in 2013 we transitioned our focus from addressing the significant issues of the past few years to our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences under the mantra of “every experience counts”. The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with The Palmetto Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving expectations. Our ongoing strategic decisions and investments will be determined in the context of executing on the Client and Teammate Experiences, both of which, along with achieving high performing financial results, are expected to increase the value of The Palmetto Bank franchise.

For the three months ended June 30, 2014, the Company reported net income of $2.0 million compared to $1.5 million for the three months ended June 30, 2013. The results of operations for second quarter 2014, as compared to the same period of 2013, were primarily influenced by the following factors:

●

Net interest income decreased $436 thousand, and net interest margin decreased 11 basis points to 3.81%. The decrease in net interest income was due to a reduction in interest income on loans resulting primarily from higher-yielding loans maturing and being replaced with new loan originations at lower rates in the current low interest rate environment. Also impacting the decline in interest income on loans was the reversal of accrued interest income related to one borrower relationship that was placed in nonaccrual status during the quarter. Partially offsetting this decline was increased interest income on investment securities and trading account assets as well as lower deposit costs

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses and loan workout expenses declined from $2.9 million during second quarter 2013 to $836 thousand during the second quarter 2014 primarily as a result of a decline in writedowns on foreclosed real estate of $1.6 million. Both quarters included a writedown related to residential lots in several communities related to one real estate development of $478 thousand and $1.7 million during the second quarter 2014 and 2013, respectively.

●

Credit quality continued to improve as classified assets decreased $18.0 million from June 30, 2013 to June 30, 2014, and nonperforming assets declined $2.4 million during the same period. In addition, net charge-offs declined from $922 thousand for the three months ended June 30, 2013 to $647 thousand for the three months ended June 30, 2014.

●

Fees for trust, investment management and brokerage services declined $728 thousand as the result of the June 2013 transfer of our trust accounts to Thomasville National Bank (“TNB”), a wholly-owned subsidiary of Thomasville Bancshares, Inc., and the August 2013 conversion of our brokerage platform to Investment Professionals, Inc. (“IPI”). These actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including our June 2013 hiring of a dedicated Private Banker). While gross fees declined, we no longer incur the personnel and other operating costs for these businesses and, therefore, experienced a decline in those expense categories as well.

●	Mortgage-banking income declined $48 thousand from the second quarter 2013 to second quarter 2014 due to a decline in mortgage loan sales of $6.0 million.
●

As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the three months ended June 30, 2014, net trading account income totaled $175 thousand, interest income totaled $45 thousand and related investment management expenses totaled $86 thousand.

●

As an alternative source of income and to fund overall employee benefits costs, we purchased bank-owned life insurance (“BOLI”) involving two fully-funded general account life insurance policies for which all premiums were paid by us during the fourth quarter 2013. During the three months ended June 30, 2014, earnings related to these policies totaled $76 thousand.

●

Salaries and personnel expense declined $587 thousand as a result of fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above as well as a reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels) as well as lower incentive plan accruals, net periodic pension expense and commission expense. The decline in salaries and personnel expense during the second quarter 2014 compared with the second quarter 2013 was also impacted by one-time charges related to the trust transaction described above and other headcount reductions. These fluctuations resulting in the decline in salaries and personnel expense from the second quarter 2013 to the second quarter 2014 were partially offset by fluctuations in the levels of loan origination cost and, to a lesser extent, the reinstated employer match payments on July 1, 2013 under the 401(k) Plan.

●

Since 2012 we have implemented several client-facing and internal operational changes designed to enhance the Client Experience and improve operational efficiency. These changes were the primary reasons for an increase in occupancy and equipment expense and professional services fees of $159 thousand during the second quarter 2014 as compared to the second quarter 2013.

Other highlights for the three months ended June 30, 2014 include:

●

We experienced a reduction in net loans resulting, in part, from slowing loan demand and pay-offs that outpaced loan production. However, we experienced positive loan growth in the month of June, and we believe that our current loan origination pipeline is stronger than earlier in the year.

●	We maintained our focus on growing core deposits (defined as total deposits excluding time deposits in excess of $100 thousand) and reduced our FHLB advances outstanding.
●

We filed a shelf registration with the SEC, which will allow us to offer and sell, from time to time, in one or more offerings, any combination of registered debt and equity securities as our capital needs dictate and market conditions support.

●	Our common stock continued to be included in the Russell 2000 index (which was rebalanced on June 30, 2014) and our stock price appreciated 9% during the quarter.
●

We continued to implement product, process and technology enhancements to improve the Client Experience, risk management and operational efficiency. Examples include a tailored suite of products and services for private banking clients, a product guide and dedicated toll-free number for our eTreasury clients, personal financial management added to online banking, enhanced wire processing procedures including call back automation and enhanced document imaging system automation. Other examples include document imaging and workflow automation, network improvement projects and more streamlined access to computer applications.

●	Based on a competitive market analysis, we completed the preparations related to selected fee increases effective July 1 which will increase revenues beginning in the third quarter.
●	We completed a number of process improvements that will reduce expenses starting in the third quarter, including refinement of our staffing model in our Retail branches.
●	We continued to refine the features of selected deposit products and develop new products that we plan to introduce effective September 1.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,	Dollar	Percent
	2014	2013	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$60,104	$38,178	$21,926	57.4%
Total cash and cash equivalents	60,104	38,178	21,926	57.4

Federal Home Loan Bank stock, at cost	1,431	2,950	(1,519)	(51.5)
Trading account assets, at fair value	5,381	5,118	263	5.1
Investment securities available for sale, at fair value	209,617	214,383	(4,766)	(2.2)
Mortgage loans held for sale	4,874	1,722	3,152	183.0

Loans, gross	753,049	767,513	(14,464)	(1.9)
Less: allowance for loan losses	(15,596)	(16,485)	889	5.4
Loans, net	737,453	751,028	(13,575)	(1.8)

Premises and equipment, net	22,630	23,367	(737)	(3.2)
Accrued interest receivable	3,338	3,535	(197)	(5.6)
Foreclosed real estate	7,335	7,502	(167)	(2.2)
Deferred tax asset, net	18,875	22,087	(3,212)	(14.5)
Bank-owned life insurance	11,767	11,617	150	1.3
Other assets	8,860	8,742	118	1.3
Total assets	$1,091,665	$1,090,229	$1,436	0.1%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$199,169	$178,075	$21,094	11.8%
Interest-bearing	729,084	729,285	(201)	-
Total deposits	928,253	907,360	20,893	2.3

Retail repurchase agreements	17,867	18,175	(308)	(1.7)
Federal Home Loan Bank advances	10,000	35,000	(25,000)	(71.4)
Other liabilities	5,291	5,877	(586)	(10.0)
Total liabilities	961,411	966,412	(5,001)	(0.5)

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	128	127	1	0.8
Capital surplus	145,048	144,624	424	0.3
Accumulated deficit	(6,586)	(10,641)	4,055	38.1
Accumulated other comprehensive loss, net of tax	(8,336)	(10,293)	1,957	19.0
Total shareholders' equity	130,254	123,817	6,437	5.2

Total liabilities and shareholders' equity	$1,091,665	$1,090,229	$1,436	0.1%

Cash and Cash Equivalents

We have strategically refrained from holding excess cash balances as carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve as compared to what we could earn investing this cash in assets that generate a greater return such as loans and investment securities available for sale. We have allowed cash balances to increase as compared to December 31, 2013 in order to fund projected loan growth and to repay a maturing FHLB advance of $10 million on July 21, 2014. To supplement our earnings on excess cash, we deposited $3.0 million in a money market account at a third party institution that is well-capitalized under the regulatory capital rules earning a return of 30 basis points, as compared to 25 basis points at the Federal Reserve.

Concentrations and Restrictions. From time to time, we may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of FDIC insurance limits are essentially uncollateralized overnight loans. We regularly evaluate the risk associated with the potential counterparties to these transactions to ensure that we would not be exposed to any significant risks with regard to cash and cash equivalent balances if we were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. As noted above, at June 30, 2014, we had $3.1 million in a money market deposit account with another financial institution.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2013, we owned FHLB stock with a carrying value of $3.0 million. During the six months ended June 30, 2014, we purchased $225 thousand in FHLB stock, and the FHLB redeemed $1.7 million of our FHLB stock at book value thereby decreasing our balance to $1.4 million at June 30, 2014. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to an amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. The average dividend yield for the three and six months ended June 30, 2014 was 6.37% and 3.66%, respectively. There can be no guarantee of future dividends.

Trading Account Assets

As part of our strategy to diversify our revenues and effectively utilize our cash balances, in September 2013 we invested $5.0 million in an account that is managed by a third party to trade municipal securities. Under the account agreement, the third party has discretionary power to trade in the account subject to certain contractual restrictions. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits. Trading account assets may not be withdrawn from the account until September 2014.

At June 30, 2014, the trading account included municipal securities of $4.8 million and insured bank deposits of $616 thousand. For the three months ended June 30, 2014, net trading account income totaled $175 thousand, interest income totaled $45 thousand and related investment management expenses, included in professional services noninterest expense, totaled $86 thousand. For the six months ended June 30, 2014, net trading account income totaled $346 thousand, interest income totaled $91 thousand and related investment management expenses, included in professional services noninterest expense, totaled $174 thousand.

All of the municipal securities included in trading account assets at June 30, 2014 were investment grade.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 19.2% of total assets at June 30, 2014 and 19.7% of total assets at December 31, 2013.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2014			December 31, 2013
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. agency	$1,932	$1,946	0.9%	$-	$-	-%
State and municipal	5,263	5,346	2.6	7,393	7,460	3.5
Collateralized mortgage obligations (federal agencies)	92,288	90,614	43.2	97,303	93,132	43.4
Other mortgage-backed (federal agencies)	77,482	77,332	36.9	76,852	76,020	35.5
SBA loan-backed (federal agency)	34,318	34,379	16.4	37,655	37,771	17.6
Total investment securities available for sale	$211,283	$209,617	100.0%	$219,203	$214,383	100.0%

The net unrealized loss on investment securities available for sale at June 30, 2014 reflects an increase in longer-term interest rates. While the investment securities portfolio is currently in an unrealized loss position, absent any unexpected credit losses, we will recover the full principal amount of these securities if we hold them to maturity.

All of the investment securities available for sale at June 30, 2014 were investment grade.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At June 30, 2014, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 3.58%.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at June 30, 2014 by contractual maturity and estimated principal repayment distribution (dollars in thousands). United States (“U.S.”) agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	-	-
Due after five years through ten years	1,932	2.5
Due after ten years	-	-
U.S. agency	1,932	2.5

Due in one year or less	2,388	3.7
Due after one year through five years	1,799	3.1
Due after five years through ten years	1,076	2.0
Due after ten years	-	-
State and municipal	5,263	3.1

Due in one year or less	911	1.9
Due after one year through five years	10,137	2.9
Due after five years through ten years	81,240	2.3
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	92,288	2.3

Due in one year or less	-	-
Due after one year through five years	37,856	2.2
Due after five years through ten years	21,828	1.4
Due after ten years	17,798	1.7
Other mortgage-backed (federal agencies)	77,482	1.8

Due in one year or less	-	-
Due after one year through five years	12,862	1.1
Due after five years through ten years	15,050	2.0
Due after ten years	6,406	2.5
SBA loan-backed (federal agency)	34,318	1.7

Due in one year or less	3,299	3.2
Due after one year through five years	62,654	2.1
Due after five years through ten years	121,126	2.1
Due after ten years	24,204	1.9
Total investment securities available for sale	$211,283	2.1%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at June 30, 2014 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Federal Home Loan Mortgage Corporation	$66,542	$65,617	50.4%
Government National Mortgage Association	23,811	23,133	17.8

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at June 30, 2014 (dollars in thousands).

Issuer	Aggregate amortized cost	Aggregate fair value	Fair value as a % of shareholders' equity
Government National Mortgage Association	$66,318	$66,167	50.8%

Pledged. At June 30, 2014 and December 31, 2013, securities totaling $126.2 million and $119.6 million, respectively, were pledged to secure municipal and certain other deposits, our retail repurchase agreements and our Federal Reserve and correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	For the six months ended June 30,
	2014	2013
Gross loans, beginning of period	$767,513	$738,282

Additions:
Loan originations net of paydowns and other reductions	-	8,186
Total additions	-	8,186

Reductions:
Transfers to foreclosed real estate	1,120	1,471
Transfers to other loans held for sale	1,166	2,015
Net loans charged-off	889	1,627
Paydowns and other reductions net of loan originations	11,289	-
Total reductions	14,464	5,113

Gross loans, end of period	$753,049	$741,355

We are currently pursuing new loan growth to generate a higher level of interest-earning assets. Presently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes since 2012 in certain products and markets, but such improved origination activity is not yet indicative of a continuing trend. While total loans decreased from December 31, 2013 and March 31, 2014 to June 30, 2014, our loan production increased in the month of June 2014, and we believe that our loan origination pipeline is stronger than earlier in the year.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale and the related valuation allowance, if applicable, for the six months ended June 30, 2014 and 2013, see Item 1. Financial Statements, Note 6, Other Loans Held for Sale and Valuation Allowance.

During the six months ended June 30, 2014 and 2013, we sold SBA loans for proceeds totaling $1.2 million and $2.2 million, respectively, and recognized gains of $70 thousand and $207 thousand, respectively.

Loan Composition. See Item 1. Financial Statements, Note 5, Loans, for a summary of gross loans categorized by portfolio segment as of June 30, 2014 and December 31, 2013. Mortgage loans serviced for the benefit of others totaled $385.9 million and $384.5 million at June 30, 2014 and December 31, 2013, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. At June 30, 2014, commercial real estate loans comprised 58.6% of gross loans and 320.3% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

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

Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that was comprised of loans in our market area to our in-market clients that were underwritten by loan officers using our credit underwriting standards. Accordingly, with regard to the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remaining loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses during 2013 and the first six months of 2014 have been much less significant.

While asset-quality measures remain at historically subpar levels, such measures have improved significantly from their negative peak levels.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2014	2013

Commercial real estate
Construction, land development and other land loans	$1,235	$3,872
Multifamily residential	-	181
Nonfarm nonresidential	9,285	4,832
Total commercial real estate	10,520	8,885

Single-family residential
Single-family real estate, revolving, open-end loans	583	797
Single-family real estate, closed-end, first lien	2,433	3,176
Single-family real estate, closed-end, junior lien	105	129
Total single-family residential	3,121	4,102

Commercial and industrial	1,475	1,885

Indirect automobile	129	210
All other consumer	24	26
Total consumer	153	236

Farmland and other	-	-
Total nonaccrual loans	15,269	15,108

Foreclosed real estate	7,335	7,502
Repossessed personal property	89	43
Total foreclosed real estate and repossessed personal property	7,424	7,545

Total nonperforming assets	$22,693	$22,653

Over 90 days past due and still accruing interest	$731	$-
Troubled debt restructurings included in nonaccrual loans above	5,852	2,184
Loans, gross	753,049	767,513
Total assets	1,091,665	1,090,229

Total nonaccrual loans as a percentage of:
loans	2.03%	1.97%
total assets	1.40	1.39

Total nonperforming assets and loans over 90 days and still accruing interest as a percentage of:
loans and foreclosed real estate and personal property	3.08%	2.92%
total assets	2.08	2.08

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

Total loans migrating into nonaccrual status were $5.3 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively and $7.3 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively. During the second quarter 2014, one relationship totaling $4.3 million migrated into nonaccrual loans which led to the overall increase in nonaccrual loans at June 30, 2014. Accordingly, we do not believe the increase in nonaccrual loans at June 30, 2014 is indicative of an expected trend going forward. Rather, we believe the overall declining trend in loans migrating into nonaccrual status is an indication of improved credit quality in our overall loan portfolio and a leading indicator of more normalized credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at June 30, 2014. None of these loans were out-of-market or purchased participation loans.

	% of total nonaccrual loans	Loan count
Residential lots/golf course development	23%	2
Commercial-use real estate	11	1
Total	34%	3

Additional interest income of $171 thousand and $340 thousand would have been included in earnings during the three and six months ended June 30, 2014, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at June 30, 2014 (in thousands).

Construction, land development and other land	$6,051
Single-family residential	266
Multifamily residential	180
Nonfarm nonresidential	838
Total foreclosed real estate	$7,335

Included in foreclosed real estate at June 30, 2014 were 77 residential lots with an aggregate net book value of $5.9 million in three separate communities related to one real estate development. During the three months ended June 30, 2014 and 2013, we recorded writedowns on these properties of $478 thousand and $1.7 million, respectively, to reflect declines in fair value as indicated by annual appraisals. In December 2013, ownership of the development was consolidated, and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years, and this resolution may result in additional writedowns based on receipt of annual appraisals.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third-party, “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third-party appraisals for which appraised values continue to decline. However, the rate of decline appears to be slowing and recent appraisals and sales generally indicate signs of stabilizing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

For disclosure regarding changes in foreclosed real estate at and for the three and six months ended June 30, 2014 and 2013, see Item 1. Financial Statements, Note 10, Foreclosed Real Estate and Repossessed Personal Property.

The following table summarizes the components of foreclosed real estate writedowns charged to expense for the periods indicated (in thousands).

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Writedowns related to the receipt of updated appraisals	$529	$652
Writedowns related to the execution of sales contracts	89	162
Total foreclosed real estate writedowns charged to expense	$618	$814

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $22.3 million and $28.9 million at June 30, 2014 and December 31, 2013, respectively, of which $16.4 million (73.7%) and $26.7 million (92.5%) were performing.

At December 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.6 million have been recorded on these loans. The aggregate balances of the A and B loans at December 31, 2013 were $4.7 million and $2.1 million, respectively. During the first quarter 2014, the A note relative to one A/B loan structure was repaid for which the B note had been previously charged-off. As a result, at June 30, 2014, we only had two loans that had been split into an A/B loan structure. Cumulative net charge-offs of $381 thousand have been recorded on these loans, none of which was charged-off during 2014. As of June 30, 2014, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at June 30, 2014 were $4.4 million and $2.1 million, respectively. Additionally, at June 30, 2014, both of the A/B loan structures were reported as troubled debt restructurings.

Six individual loans greater than $1 million comprised $17.1 million (76.7%) of our troubled debt restructurings at June 30, 2014. Two of these loans experienced a term concession, one experienced rate and term concessions, one experienced rate and term concessions as well as principal curtailment, one experienced a reduction in principal and one experienced a rate concession. At June 30, 2014, five of the six troubled debt restructurings individually greater than $1 million were performing.

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. During the three and six months ended June 30, 2014, troubled debt restructurings totaling $6.5 million and $7.5 million, respectively, were removed from troubled debt restructuring status. Loans removed from troubled debt restructuring status continue to be evaluated for impairment.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of June 30, 2014, total potential problem loans totaled $26.3 million, of which $11.7 million were troubled debt restructurings. Total potential problem loans decreased $2.2 million (7.7%) from December 31, 2013 to June 30, 2014 and $121.2 million (82.2%) from the June 30, 2010 peak to June 30, 2014.

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

The allowance for loan losses decreased to $15.6 million, or 2.07% of gross loans, at June 30, 2014, compared to $16.5 million, or 2.15% of gross loans, at December 31, 2013. The reduced coverage percentage at June 30, 2014 as compared to December 31, 2013 was the result of the continued overall improvement in credit quality and reduced risk profile of the loan portfolio.

In general, since 2012 we have experienced improved trends in certain credit-quality metrics related to our loan portfolio. Total loans migrating into nonaccrual status have declined overall from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $15.3 million at June 30, 2014 represented an 86.5% reduction from the peak at March 31, 2010. While nonaccrual loans increased $161 thousand from December 31, 2013, the increase was due to the transfer of one borrower relationship of $4.3 million to nonaccrual status during the second quarter 2014 and is not indicative of a declining trend in the overall credit quality of the loan portfolio. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

We continue to pursue collection of charged-off loans, which may result in recoveries in future periods. During the second quarter 2014, we had recoveries totaling $367 thousand, $223 thousand of which related to one loan. Additional recoveries, some of which may be individually significant, may occur in the future. Recoveries and/or other reductions in the allowance for loan losses may also result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at June 30, 2014, and indirectly the provision for loan losses for the three months ended June 30, 2014, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the uncertain overall economic environment including inconsistent month to month business activity and loan production within our geographic market,
●	The cumulative impact of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 73.3% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at June 30, 2014 although, while still at an elevated level, nonperforming assets decreased 84.0% from the peak at March 31, 2010,

●

Our criticized and classified loans decreased 9.6% and 8.1%, respectively, from March 31, 2014 and have decreased 23.4% and 30.2% from June 30, 2013, respectively (criticized and classified assets have declined in 16 of the past 17 quarters),

●	The trend and elevated level of the historical loan loss rates within our loan portfolio,
●	The results of our internal and external loan reviews and
●	Our individual impaired loan analysis which identified:
o	Improving but some stress on certain borrowers based on liquidity, bank financing and credit availability and
o	Stabilizing but still generally depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Allowance for loan losses, beginning of period	$16,243	$17,470	$16,485	$17,825

Provision for loan losses	-	670	-	1,020

Loans charged-off
Commercial real estate	618	294	779	758
Single-family residential	85	299	189	432
Commercial and industrial	145	335	145	374
Consumer	54	64	110	161
Other	112	135	267	350
Total loans charged-off	1,014	1,127	1,490	2,075

Recoveries
Commercial real estate	246	37	251	68
Single-family residential	14	16	105	59
Commercial and industrial	12	25	24	35
Consumer	21	41	52	75
Other	74	86	169	211
Total loans recovered	367	205	601	448

Net loans charged-off	647	922	889	1,627

Allowance for loan losses, end of period	$15,596	$17,218	$15,596	$17,218

Average gross loans	$753,575	$738,053	$758,231	$737,210
Loans, gross	753,049	741,355	753,049	741,355
Nonaccrual loans	15,269	16,752	15,269	16,752

Net loans charged-off as a percentage of average gross loans, annualized	0.34%	0.50%	0.24%	0.45%
Allowance for loan losses as a percentage of gross loans	2.07	2.32	2.07	2.32
Allowance for loan losses as a percentage of nonaccrual loans	102.14	102.78	102.14	102.78

In addition to loans charged-off in their entirety in the ordinary course of business, included within total loans charged-off were charge-offs on loans individually evaluated for impairment for the three months ended June 30, 2014 and 2013 totaling $364 thousand and $296 thousand, respectively and $374 thousand and $408 thousand for the six months ended June 30, 2014 and 2013, respectively. Charge-offs were taken on certain collateral-dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third-party appraisals.

We analyze certain individual loans within the loan portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful and those in nonaccrual status. At June 30, 2014, we had four loan relationships totaling $9.6 million with a Bank-funded interest reserve. None of these loans were considered impaired at June 30, 2014.

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

At June 30, 2014 and December 31, 2013, impaired loans totaled $42.7 million and $44.7 million, respectively, of which $22.3 million and $28.9 million, respectively, were classified as troubled debt restructurings. At June 30, 2014, 52.1% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 47.9%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

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

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $737 thousand (3.2%) during the six months ended June 30, 2014 due primarily to depreciation of $1.2 million, partially offset by investments in technology to enhance the Client Experience and improve operational efficiency. Long-lived assets held for sale remained unchanged during the six months ended June 30, 2014 and are included in Other assets in the Consolidated Balance Sheets. We are currently marketing for sale a vacant parcel of land with a net book value of $562 thousand and a vacant Bank-owned branch facility with a net book value of $123 thousand, both of which are classified as long-lived assets held for sale.

Net Deferred Tax Asset

As of June 30, 2014, net deferred tax assets of $18.9 million were recorded in the Company’s Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

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

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we purchased two BOLI policies on certain members of our leadership team for which all premiums were paid by us during the fourth quarter 2013. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at June 30, 2014. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. During the three and six months ended June 30, 2014, earnings on these policies totaled $76 thousand and $150 thousand, respectively.

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

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	June 30, 2014		December 31, 2013
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$199,169	21.5%	$178,075	19.6%
Interest-bearing transaction deposits	320,918	34.6	316,214	34.9
Transaction deposits	520,087	56.1	494,289	54.5

Money market deposits	139,005	15.0	136,476	15.0
Savings deposits	87,752	9.4	79,760	8.8
Time deposits	181,409	19.5	196,835	21.7
Total deposits	$928,253	100.0%	$907,360	100.0%

As a result of the cash received from the Private Placement in 2010, a general lack of loan growth in 2011 and 2012 and in order to manage our net interest margin, we have not pursued retention of maturing higher-priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our interest expense on deposits. During 2013, $338.0 million of time deposits matured with a weighted-average rate of 1.34%. Going forward, the opportunity for further improvement in our cost of funds paid on deposits from maturing time deposits is significantly reduced as time deposits that are scheduled to mature over the remainder of 2014 and 2015 are at weighted-average rates of 0.09% and 0.27%, respectively.

Noninterest-bearing deposits increased $21.1 million during the six month period ended June 30, 2014 while interest-bearing deposits decreased $201 thousand during the same period. The increase in noninterest-bearing deposits was due to the Company’s continued execution of several strategies to continue growing core deposits through increasing balances in existing accounts as well as growth in the number of households. These strategies include proactive client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge and enhancements to existing deposit products. The decrease in interest-bearing deposits was the result of growth in interest-bearing core deposits being more than offset by a strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. For example, in 2013 we began a client rewards program to encourage clients to use their debit cards. This effort is designed to increase the likelihood that these accounts become the clients’ primary checking account, which typically carries higher balances. Similarly, starting in 2013 we also began a referral rewards program which rewards clients for referring new clients to the Bank. In addition, in March 2014 we hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients. We are also working on enhancements to existing products and development of new products that are scheduled to be introduced on September 1, 2014.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at an indicated date and totaled $71.1 million and $79.7 million at June 30, 2014 and December 31, 2013, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 5.5% at December 31, 2013 to 2.9% at June 30, 2014 resulting from decreases in retail repurchase agreements and FHLB advances during the six months ended June 30, 2014 while total liabilities remained relatively unchanged as a result of an increase in deposits.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options include lines of credit from correspondent banks, brokered time deposits, FHLB advances and the Federal Reserve Discount Window. Such funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates.

Correspondent Bank Lines of Credit. At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the first six months of 2014, the Bank obtained an additional unsecured line totaling $10 million resulting in access to three secured and three unsecured lines of credit from five correspondent banks totaling $70 million at June 30, 2014. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

Brokered Time Deposits. We have agreements in place that allow us to offer time deposit accounts on a national basis through brokers and on-line listing services. Brokered time deposits are a ready source of funds that are generally more expensive than time deposits obtained through our local markets. Brokered time deposits are generally only available to banks that are considered well-capitalized under the regulatory prompt corrective action regulations. Other than to test access to such markets, we have not obtained brokered time deposits or time deposits from on-line listing services and had no such borrowings outstanding at December 31, 2013 and June 30, 2014.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	June 30,	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$86,418	$90,225
FHLB advances outstanding	10,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$76,418	$55,225

The FHLB advance outstanding at June 30, 2014 bears interest at a rate of 0.24% and matured on July 21, 2014 at which time it was repaid.

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

In addition, in June 2014 we filed a shelf registration with the SEC to provide capacity and flexibility for the Company’s possible future funding needs. The registration allows the Company to issue a variety of registered debt and/or equity securities of up to $50 million; however there are currently no plans to access such funding.

Capital

At June 30, 2014, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2014	2013	2014	2013
Total shareholders' equity	$130,254	$99,116	$130,254	$99,116
Average shareholders' equity	128,612	101,613	127,146	100,676

Shareholders' equity as a percentage of assets	11.93%	9.13%	11.93%	9.13%
Average shareholders' equity as a percentage of average assets	11.70	9.35	11.59	9.14

Book value per common share	$10.18	$7.76	$10.18	$7.76
Cash dividends declared per common share	-	-	-	-
Dividend payout ratio	n/a	n/a	n/a	n/a

Dividends. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. On July 17, 2014, the Board of Directors of the Company declared a dividend of $0.05 per share payable on August 18, 2014 to shareholders of record on August 4, 2014 which is estimated to total $640 thousand. The Board had not declared or paid a dividend since the first quarter 2009. The dividend payable to shareholders will be funded by a divided paid to the Company by the Bank on July 17, 2014. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because they are dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments including the limits on the amount of deferred tax assets and servicing rights that may be included in regulatory capital. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015, and the requirements in the rule will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

For regulatory capital purposes, deferred tax assets that are dependent on future taxable income generally are limited to the lesser of (1) the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date based on our projected future taxable income for that year or (2) 10% of the amount of our Tier 1 capital. At June 30, 2014, $6.9 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since June 30, 2014, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 22, Regulatory Capital Requirements.

Equity. At June 30, 2014, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62.208.379 at July 24, 2014. To date, we have not issued any shares of preferred stock.

The Company’s common stock is traded on the NASDAQ Capital Market and has been included in the Russell 2000 index since June 2013.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 20, Derivative Financial Instruments and Hedging Activities. We are currently evaluating the potential use of additional interest-rate derivatives for balance sheet management purposes and to accommodate client requests and have executed the necessary agreements to enter into such transactions.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits, borrowings and public capital markets. We may also issue equity securities on the NASDAQ. To date, no preferred stock has been issued, and there can be no guarantee that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control such as willingness of counterparties to extend credit to the Company or the Bank and systematic disruptions.

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher-yielding investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher-priced funding such as maturing time deposits. Future net loan growth is expected to be funded primarily from excess cash balances at June 30, 2014, increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at June 30, 2014, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at June 30, 2014 and December 31, 2013 was $223 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		Dollar	Percent
	2014	2013	variance	variance

Interest income
Interest earned on cash and cash equivalents	$32	$24	$8	33.3%
Dividends received on Federal Home Loan Bank stock	25	21	4	19.0
Interest earned on trading account assets	45	-	45	n/m
Interest earned on investment securities available for sale	1,015	964	51	5.3
Interest and fees earned on loans	8,803	9,719	(916)	(9.4)
Total interest income	9,920	10,728	(808)	(7.5)

Interest expense
Interest expense on deposits	123	502	(379)	(75.5)
Interest expense on retail repurchase agreements	1	1	-	-
Interest expense on Federal Home Loan Bank advances	7	-	7	n/m
Total interest expense	131	503	(372)	(74.0)

Net interest income	9,789	10,225	(436)	(4.3)

Provision for loan losses	-	670	(670)	(100.0)

Net interest income after provision for loan losses	9,789	9,555	234	2.4

Noninterest income
Service charges on deposit accounts, net	1,693	1,603	90	5.6
Fees for trust, investment management and brokerage services	177	905	(728)	(80.4)
Mortgage-banking	516	564	(48)	(8.5)
Debit card and automatic teller machine income, net	618	511	107	20.9
Bankcard services	70	64	6	9.4
Investment securities gains, net	-	331	(331)	(100.0)
Trading account income, net	175	-	175	n/m
Other	241	259	(18)	(6.9)
Total noninterest income	3,490	4,237	(747)	(17.6)

Noninterest expense
Salaries and other personnel	4,723	5,310	(587)	(11.1)
Occupancy	1,046	1,047	(1)	(0.1)
Furniture and equipment	999	918	81	8.8
Professional services	635	556	79	14.2
Federal Deposit Insurance Corporation deposit insurance assessment	356	358	(2)	(0.6)
Marketing	222	338	(116)	(34.3)
Foreclosed real estate writedowns and expenses	717	2,280	(1,563)	(68.6)
Gain on other loans held for sale	-	(326)	326	(100.0)
Loan workout	119	240	(121)	(50.4)
Other	1,267	1,190	77	6.5
Total noninterest expense	10,084	11,911	(1,827)	(15.3)

Income before provision for income taxes	3,195	1,881	1,314	69.9

Provision for income taxes	1,168	382	786	205.8

Net income	$2,027	$1,499	$528	35.2%

Common and per share data
Net income - basic	$0.16	$0.12	$0.04	33.3%
Net income - diluted	0.16	0.12	0.04	33.3
Cash dividends declared	-	-	-	-
Book value	10.18	7.76	2.42	31.2

Average common shares issued and outstanding	12,690,287	12,652,355
Average diluted common shares issued and outstanding	12,744,931	12,671,929

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

Net interest income totaled $9.8 million and $10.2 million for the three months ended June 30, 2014 and 2013, respectively. Overall, net interest income for the three months ended June 30, 2014 was impacted by the following:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates in 2007 and 2008 and ongoing quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we have refined the type of loan and deposit products we prefer to pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At June 30, 2014, loans aggregating $172.7 million had interest-rate floors of which $65.2 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for a limited number of credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended June 30, 2014 and 2013 totaling $171 thousand and $193 thousand, respectively.
●

An increase of $15.5 million (2.1%) in average gross loans during the second quarter 2014 as compared to the second quarter 2013 as new loan originations outpaced loan repayments, sales, foreclosures and charge-offs. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to further reduce time deposit costs at the level realized in 2013 is limited as the weighted-average rate of time deposits scheduled to mature over the remainder of 2014 and 2015 is 0.17%.

●

Slight increase (although volatile during the period) in the level of long-term interest rates beginning in June 2013 and continuing through June 2014 as a result of tapering of the Federal Reserve’s quantitative easing program, a declining unemployment rate and sustained, albeit low, job growth. The higher level of long term interest rates has resulted in a general steepening of the yield curve. Over time an increase in interest rates to more stable historical levels is expected to improve our net interest margin.

●

Pursuing alternative investments. For example, in 2013 and through June 30, 2014 we invested a total of $450 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $5.0 million in a municipal bond trading account and $10.0 million in BOLI policies.

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

	For the three months ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$62,214	$32	0.21%	$45,852	$24	0.21%
Federal Home Loan Bank stock	1,575	25	6.37	1,380	21	6.10
Trading account assets	5,314	45	3.40	-	-	-

Investment securities available for sale, taxable (1)	201,829	970	1.92	248,904	889	1.43
Investment securities available for sale, nontaxable (1)	5,746	45	3.13	9,296	75	3.23
Total investment securities available for sale	207,575	1,015	1.96	258,200	964	1.49

Loans (2)	755,199	8,803	4.68	740,643	9,719	5.26
Total interest-earning assets	1,031,877	9,920	3.86	1,046,075	10,728	4.11

Noninterest-earning assets
Cash and cash equivalents	9,055			9,437
Allowance for loan losses	(16,011)			(17,559)
Premises and equipment, net	22,896			24,419
Accrued interest receivable	3,336			3,549
Foreclosed real estate	7,589			10,281
Deferred tax asset, net	19,921			-
Other assets	20,954			10,763
Total noninterest-earning assets	67,740			40,890

Total assets	$1,099,617			$1,086,965

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$327,760	$10	0.01%	$314,294	$10	0.01%
Money market deposits	135,507	9	0.03	134,296	7	0.02
Savings deposits	86,727	1	0.00	76,190	3	0.02
Time deposits	183,458	103	0.23	249,745	482	0.77
Total interest-bearing deposits	733,452	123	0.07	774,525	502	0.26

Retail repurchase agreements	18,383	1	0.02	16,789	1	0.02
Federal Home Loan Bank advances	13,187	7	0.21	-	-	-
Other borrowings	6	-	-	9	-	-
Total interest-bearing liabilities	765,028	131	0.07	791,323	503	0.25

Noninterest-bearing liabilities
Noninterest-bearing deposits	200,933			185,199
Other liabilities	5,044			8,830
Total noninterest-bearing liabilities	205,977			194,029

Total liabilities	971,005			985,352

Shareholders' equity	128,612			101,613

Total liabilities and shareholders' equity	$1,099,617			$1,086,965

NET INTEREST INCOME / NET INTEREST MARGIN		$9,789	3.81%		$10,225	3.92%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the three months ended June 30, 2014 compared to the three months ended June 30, 2013
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$8	$-	$8
Federal Home Loan Bank stock	3	1	4
Trading account assets	45	-	45
Investment securities available for sale	(87)	138	51
Loans (1)	195	(1,111)	(916)
Total interest income	164	(972)	(808)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	-	-	-
Money market deposits	-	2	2
Savings deposits	-	(2)	(2)
Time deposits	(103)	(276)	(379)
Total interest-bearing deposits	(103)	(276)	(379)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	7	-	7
Total interest expense	(96)	(276)	(372)

Net interest income	$260	$(696)	$(436)

(1)	Calculated including mortgage and other loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

No provision for loan losses was recorded during the three months ended June 30, 2014 compared to $670 thousand during the three months ended June 30, 2013. This reduction reflects our improved credit quality and an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The following table summarizes credit quality key performance indicators impacting the level of the provision for loan losses recorded in the second quarter 2014 and 2013 (in thousands).

	At and for the three months ended June 30,		Dollar
	2014	2013	variance
Net loans charged-off	$647	$922	$(275)
Nonaccrual loans	15,269	16,752	(1,483)
Loans greater than 90 days past due and still accruing	731	-	731
Loans past due 30-89 days	2,155	2,974	(819)
Classified loans	41,133	58,947	(17,814)
Troubled debt restructurings	22,288	29,231	(6,943)

The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward, and even the potential for a negative provision in subsequent quarters. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provision for loan losses.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended June 30,
	2014	2013
Service charges on deposit accounts, net	$1,693	$1,603
Fees for trust, investment management and brokerage services	177	905
Mortgage-banking	516	564
Debit card and automatic teller machine income, net	618	511
Bankcard services	70	64
Investment securities gains, net	-	331
Trading account income, net	175	-
Other	241	259
Total noninterest income	$3,490	$4,237

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% of average transaction deposit balances for both the three months ended June 30, 2014 and 2013. During 2013, we implemented tiered NSF pricing and a reduction in courtesy overdraft limits in connection with changes to our MyPalmetto checking account product. The revised NSF pricing structure resulted in a reduction in the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees from those clients using this service on a recurring basis.

During the first half of 2014, we performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, we have implemented selected fee changes with most of the changes effective July 1. Among the changes effective July 1 are changes related to the NSF tiered pricing structure noted above (specifically the first, second and third occurrences). Other changes to overdraft fees effective July 1 include a decrease in the time period before a $5 daily overdraft fee is assessed from 8 business days to 5 business days, an increase in the overdraft protection transfer fee from $5 to $10 per transfer and the elimination of item return / item paid fees on accounts overdrawn at the end of the business day by $5 or less.

We are also refining the features of selected deposit products and introducing new products effective September 1. These changes, along with other selected loan related and other fee increases, are projected to increase non-interest income by at least $250 thousand in the second half of 2014.

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

The decrease in trust, investment management and brokerage services revenue during the second quarter 2014 as compared to the second quarter 2013 was the result of the transfer of our trust accounts to TNB and the conversion of our brokerage platform to IPI. The actions were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. While our gross trust revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. On a net basis, our earnings related to trust and brokerage declined slightly while the transitions occurred in 2013, and have since increased with the expectation that they will eventually exceed our historical levels going forward.

For trust and brokerage services, TNB and IPI, respectively, have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. During 2013, TNB hired a local market President, Chief Fiduciary Officer and Investment Assistant located in our facilities. IPI hired a new broker to replace a previous broker and a third broker. In addition, in 2013 we hired a Private Banker who serves in a key relationship management role in our Wealth Management business.

Mortgage-Banking. Generally, the residential mortgage loans we originate are sold in the secondary market. Normally, we retain the obligation to service these loans in order to maintain the client relationships.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2014	2013
Mortgage-servicing fees	$244	$245
Gain on sale of mortgage loans held for sale	392	519
Mortgage-servicing rights portfolio amortization and impairment	(149)	(226)
Derivative loan commitment income (expense)	57	(237)
Forward sales commitment income (expense)	(46)	249
Other	18	14
Total mortgage-banking noninterest income	$516	$564

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.25%

Mortgage loans originated during the second quarter 2014 increased slightly to $15.7 million compared to $15.1 million during the second quarter 2013. However, gain on sale of mortgage loans decreased during the second quarter 2014 as compared with the second quarter 2013 due to a decline in the volume of loans sold from $19.8 million during the second quarter 2013 to $13.7 million during the second quarter 2014.

Mortgage-banking income during the three months ended June 30, 2014 and 2013 was also impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $107 thousand (20.9%) from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily as a result of efforts designed to encourage client debit card use. For example, in 2013, we began a client rewards program designed with this intent.

Trading Account Income, Net. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the three months ended June 30, 2014, net trading account income totaled $175 thousand. Related investment management expenses were $86 thousand and are included in professional services noninterest expense.

Other. Other noninterest income decreased $18 thousand (6.9%) from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily as a result of lower net earnings related to SBA activities of $51 thousand which were partially offset by $76 thousand of income on BOLI policies that were purchased during the fourth quarter 2013. Earnings on these policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs.

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
●

Eliminating the annual officer cash incentive plan awards under the corporate incentive plan beginning in 2009. In July 2014, we reinstated this plan with any potential payments under the plan tied directly to pre-established Company financial results related to pre-tax income, loan and deposit balances, and asset quality, as well as individual performance.

●

Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially reinstated effective July 1, 2013 with the Company providing a match of $0.10 per dollar of participant contributions up to 6% of a teammate’s eligible compensation (the Company’s matching contribution was increased to $0.25 per dollar of participant contributions effective July 1, 2014),

●	Eliminating officer perquisites,
●	Reducing the business hours of our branches,
●	Implementing refined staffing models for our branches resulting in reduced teammate headcount,
●	Reducing courier runs from our branches,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and cosourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency related to the Retail Banking network and lending processes,
●	Consolidating two branches and selling two branches in 2012, and
●	More fully leveraging existing technology, implementing more advanced technology, automating manual processes and other process improvements.

We have additional process improvement projects in process that are expected to result in further operational efficiencies and expense reductions during the remainder of 2014 including additional reductions in courier runs from our branches, further transition to part-time staffing in our branches, consolidation of communications providers and additional automation of manual processes. These expense reduction initiatives are expected to result in operating expense reductions of at least $400 thousand in the second half of 2014.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended June 30,
	2014	2013
Salaries and other personnel	$4,723	$5,310
Occupancy	1,046	1,047
Furniture and equipment	999	918
Professional services	635	556
Federal Deposit Insurance Corporation deposit insurance assessment	356	358
Marketing	222	338
Foreclosed real estate writedowns and expenses	717	2,280
Gain on other loans held for sale	-	(326)
Loan workout	119	240
Other	1,267	1,190
Total noninterest expense	$10,084	$11,911

Salaries and Other Personnel. Salaries and other personnel expense declined $587 thousand as a result of fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above as well as a reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels) as well as lower incentive plan accruals, net periodic pension expenses, and commission expense. The decline in salaries and other personnel expense during the second quarter 2014 compared with the second quarter 2013 was also impacted by one-time charges related to the revised Trust business model announced in the second quarter 2013 and other headcount reductions. These fluctuations resulting in the decline in salaries and other personnel expense from the second quarter 2013 to the second quarter 2014 were partially offset by fluctuations in the levels of loan origination cost and, to a lesser extent, the reinstated employer match payments on July 1, 2013 under the 401(k) Plan. At June 30, 2014, full time equivalent teammates had been reduced to 298.8 with additional reductions expected in the third quarter as we continue the transition to more part-time roles in the Retail branches.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $80 thousand (4.1%) from the second quarter 2013 to the second quarter 2014 due to continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $79 thousand (14.2%) from the second quarter 2013 to the second quarter 2014. Professional services expense during the second quarter 2014 was impacted by our ongoing initiatives designed to enhance the Client Experience and increase operational efficiencies as well as trading asset account management fees. However, these incremental professional fees are expected to be more than offset by reduced expenses in other categories in the second half of 2014.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $2 thousand (0.6%) from the second quarter 2013 to the second quarter 2014. This reduction results from a slight fluctuation in our assessment base.

Marketing. Marketing expense decreased $116 thousand (34.3%) from the second quarter 2013 to the second quarter 2014 and are a function of the timing and duration of planned marketing campaigns and initiatives.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $717 thousand for the second quarter 2014 compared to $2.3 million for the second quarter 2013. Included in foreclosed real estate writedowns and expenses during the three months ended June 30, 2014 and 2013 were writedowns of $478 thousand and $1.7 million, respectively, related to residential lots in several communities related to one real estate development. In December 2013, ownership of the development was consolidated and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent a bulk sale of the lots, we expect the resolution of these lots to occur over several years.

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

Gain on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during the three months ended June 30, 2013. At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the second quarter 2013 resulting in a gain of $326 thousand.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Given the overall reduction in problem loans since 2012, our loan workout expenses are expected to be lower and less volatile going forward.

Other. Other noninterest expense increased $77 thousand (6.5%) from the second quarter 2013 to the second quarter 2014 primarily as a result of a an increase in the adjustment to the reserve for unfunded commitments during the second quarter 2014 as compared with the second quarter 2013 partially offset by reduced operating costs in conjunction our trust, investment management and brokerage services partnering during 2013 as part of our integrated go-forward Wealth Management strategy. Starting in December 2013, on a staged basis through March 31, 2014, we reduced courier service between our branches from 5 days per week to 3 days per week. We are currently evaluating the potential to further reduce the frequency of service. These efforts also partially offset increases previously described.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2014 of $1.2 million included $997 thousand of deferred federal income tax expense, provisions for state income taxes of $93 thousand and $78 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The provision for income taxes for the three months ended June 30, 2013 totaled $382 thousand and included $71 thousand for state income tax and $57 thousand for federal alternative minimum tax. In addition, $254 thousand of the second quarter 2013 provision reflected the deferred tax impact of the change from a net unrealized gain position with respect to investment securities available for sale as of the end of the first quarter 2013 to a net unrealized loss position as of the end of the second quarter 2013.

For additional disclosure regarding our net deferred tax asset and the provision for income taxes, see Item 1. Financial Statements, Note 15, Income Taxes.

Year-to-Date Earnings Review

The following discussion and analysis of our results of operations is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,		Dollar	Percent
	2014	2013	variance	variance

Interest income
Interest earned on cash and cash equivalents	$46	$59	$(13)	(22.0)%
Dividends received on Federal Home Loan Bank stock	39	21	18	85.7
Interest earned on trading account assets	91	-	91	n/m
Interest earned on investment securities available for sale	2,019	1,974	45	2.3
Interest and fees earned on loans	17,801	19,538	(1,737)	(8.9)
Total interest income	19,996	21,592	(1,596)	(7.4)

Interest expense
Interest expense on deposits	250	1,397	(1,147)	(82.1)
Interest expense on retail repurchase agreements	1	1	-	-
Interest expense on Federal Home Loan Bank advances	23	-	23	n/m
Total interest expense	274	1,398	(1,124)	(80.4)

Net interest income	19,722	20,194	(472)	(2.3)

Provision for loan losses	-	1,020	(1,020)	(100.0)

Net interest income after provision for loan losses	19,722	19,174	548	2.9

Noninterest income
Service charges on deposit accounts, net	3,255	3,157	98	3.1
Fees for trust, investment management and brokerage services	323	1,674	(1,351)	(80.7)
Mortgage-banking	977	1,135	(158)	(13.9)
Debit card and automatic teller machine income, net	1,204	1,010	194	19.2
Bankcard services	137	124	13	10.5
Investment securities gains, net	85	331	(246)	(74.3)
Trading account income, net	346	-	346	n/m
Other	529	551	(22)	(4.0)
Total noninterest income	6,856	7,982	(1,126)	(14.1)

Noninterest expense
Salaries and other personnel	9,513	10,408	(895)	(8.6)
Occupancy	2,143	2,114	29	1.4
Furniture and equipment	2,044	1,818	226	12.4
Professional services	1,448	983	465	47.3
Federal Deposit Insurance Corporation deposit insurance assessment	712	728	(16)	(2.2)
Marketing	477	480	(3)	(0.6)
Foreclosed real estate writedowns and expenses	1,030	2,732	(1,702)	(62.3)
Gain on other loans held for sale	-	(326)	326	(100.0)
Loan workout	250	452	(202)	(44.7)
Other	2,556	2,897	(341)	(11.8)
Total noninterest expense	20,173	22,286	(2,113)	(9.5)

Income before provision for income taxes	6,405	4,870	1,535	31.5

Provision for income taxes	2,350	1,195	1,155	96.7

Net income	$4,055	$3,675	$380	10.3%

Common and per share data
Net income - basic	$0.32	$0.29	$0.03	10.3%
Net income - diluted	0.32	0.29	0.03	10.3
Cash dividends declared	-	-	-	-
Book value	10.18	7.76	2.42	31.2

Average common shares issued and outstanding	12,682,813	12,651,565
Average diluted common shares issued and outstanding	12,726,495	12,651,565

Net Interest Income

Net interest income totaled $19.7 million and $20.2 million for the six months ended June 30, 2014 and 2013, respectively. In addition to the factors noted in the Quarterly Earnings Review, net interest income for the six months ended June 30, 2014 was impacted by the following:

●	Foregone interest on nonaccrual loans for the six months ended June 30, 2014 and 2013 totaling $340 thousand and $348 thousand, respectively.
●

An increase of $21.0 million (2.9%) in average gross loans during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as new loan originations outpaced loan repayments, sales, foreclosures and charge-offs.

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

	For the six months ended June 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$50,617	$46	0.18%	$52,271	$59	0.23%
Federal Home Loan Bank stock	2,150	39	3.66	1,578	21	2.68
Trading account assets	5,247	91	3.50	-	-	-

Investment securities available for sale, taxable (1)	203,307	1,914	1.88	255,167	1,805	1.41
Investment securities available for sale, nontaxable (1)	6,560	105	3.20	10,319	169	3.28
Total investment securities available for sale	209,867	2,019	1.92	265,486	1,974	1.49

Loans (2)	759,837	17,801	4.72	740,305	19,538	5.32
Total interest-earning assets	1,027,718	19,996	3.92	1,059,640	21,592	4.11

Noninterest-earning assets
Cash and cash equivalents	9,871			10,053
Allowance for loan losses	(16,248)			(17,635)
Premises and equipment, net	23,083			24,582
Accrued interest receivable	3,373			3,702
Foreclosed real estate	7,667			10,740
Deferred tax asset, net	20,700			-
Other assets	20,947			10,862
Total noninterest-earning assets	69,393			42,304

Total assets	$1,097,111			$1,101,944

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$323,782	$20	0.01%	$309,143	$19	0.01%
Money market deposits	134,443	18	0.03	133,649	15	0.02
Savings deposits	84,663	4	0.01	74,253	5	0.01
Time deposits	187,210	208	0.22	277,181	1,358	0.99
Total interest-bearing deposits	730,098	250	0.07	794,226	1,397	0.35

Retail repurchase agreements	18,326	1	0.01	16,717	1	0.01
Federal Home Loan Bank advances	22,155	23	0.21	-	-	-
Other borrowings	30	-	-	12	-	-
Total interest-bearing liabilities	770,609	274	0.07	810,955	1,398	0.35

Noninterest-bearing liabilities
Noninterest-bearing deposits	193,931			181,606
Other liabilities	5,425			8,707
Total noninterest-bearing liabilities	199,356			190,313

Total liabilities	969,965			1,001,268

Shareholders' equity	127,146			100,376

Total liabilities and shareholders' equity	$1,097,111			$1,101,644

NET INTEREST INCOME / NET INTEREST MARGIN		$19,722	3.87%		$20,194	3.84%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the six months ended June 30, 2014 compared to the six months ended June 30, 2013
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(2)	$(11)	$(13)
Federal Home Loan Bank stock	9	9	18
Trading account assets	91	-	91
Investment securities available for sale	(112)	157	45
Loans (1)	532	(2,269)	(1,737)
Total interest income	518	(2,114)	(1,596)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	-	1
Money market deposits	-	3	3
Savings deposits	-	(1)	(1)
Time deposits	(340)	(810)	(1,150)
Total interest-bearing deposits	(339)	(808)	(1,147)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	23	-	23
Total interest expense	(316)	(808)	(1,124)

Net interest income	$834	$(1,306)	$(472)

(1)	Calculated including mortgage and other loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

No provision for loan losses was recorded during the six months ended June 30, 2014 compared to $1.0 million during the six months ended June 30, 2013. See Quarterly Earnings Review, Provision for Loan Losses for additional disclosures.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the six months ended June 30,
	2014	2013
Service charges on deposit accounts, net	$3,255	$3,157
Fees for trust, investment management and brokerage services	323	1,674
Mortgage-banking	977	1,135
Debit card and automatic teller machine income, net	1,204	1,010
Bankcard services	137	124
Investment securities gains, net	85	331
Trading account income, net	346	-
Other	529	551
Total noninterest income	$6,856	$7,982

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% of average transaction deposit balances for the both six months ended June 30, 2014 and 2013. See Quarterly Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services decreased $1.4 million (80.7%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. See Quarterly Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2014	2013
Mortgage-servicing fees	$491	$498
Gain on sale of mortgage loans held for sale	755	1,068
Mortgage-servicing rights portfolio amortization and impairment	(289)	(443)
Derivative loan commitment income (expense)	58	(225)
Forward sales commitment income (expense)	(65)	160
Other	27	77
Total mortgage-banking noninterest income	$977	$1,135

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.26%

Mortgage loans originated during the six months ended June 30, 2014 decreased to $28.3 million compared to $34.9 million during the six months ended June 30, 2013. Additionally, gain on sale of mortgage loans decreased during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 due to a decline in the volume of loans sold from $39.2 million during the six months ended June 30, 2013 to $25.9 million during the six months ended June 30, 2014. Fewer mortgage loans were sold in 2014 due to an increase in interest rates on mortgage loans that resulted in a reduction in refinance and purchase activity.

Mortgage-banking income during the six months ended June 30, 2014 and 2013 was also impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $194 thousand (19.2%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. See Quarterly Earnings Review, Noninterest Income, Debit Card and Automated Teller Machine Income, Net for additional disclosures.

Investment Securities Gains, Net. During the six months ended June 30, 2014, we realized a net gain on the sale of investment securities of $85 thousand as a result of sales of certain mortgage-backed pass-through securities and collateralized mortgage obligations. Proceeds were reinvested into investment securities with a more favorable total return profile in a rising rate environment.

Trading Account Income, Net. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the six months ended June 30, 2014, net trading account income totaled $346 thousand. Related investment management expenses were $174 thousand and are included in professional services noninterest expense.

Other. Other noninterest income decreased $22 thousand (4.0%) from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily as a result of lower net earnings related to SBA activities of $154 thousand which are partially offset by $150 thousand of income on BOLI policies that were purchased during the fourth quarter 2013. Earnings on these policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the six months ended June 30,
	2014	2013
Salaries and other personnel	$9,513	$10,408
Occupancy	2,143	2,114
Furniture and equipment	2,044	1,818
Professional services	1,448	983
Federal Deposit Insurance Corporation deposit insurance assessment	712	728
Marketing	477	480
Foreclosed real estate writedowns and expenses	1,030	2,732
Gain on other loans held for sale	-	(326)
Loan workout	250	452
Other	2,556	2,897
Total noninterest expense	$20,173	$22,286

Salaries and Other Personnel. Salaries and other personnel expense decreased $895 thousand (8.6%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. In addition to the factors impacting this decline as discussed in Quarterly Earnings Review, Noninterest Expense, Salaries and Other Personnel, the decline from the six months ended June 30, 2013 to the six months ended June 30, 2014 was partially offset by an increased use of contract personnel over the periods presented.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $255 thousand (6.5%) from the six months ended June 30, 2013 to the six months ended June 30, 2014 resulting from continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $465 thousand (47.3%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. See Quarterly Earnings Review, Noninterest Expense, Professional Services for additional disclosures.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $16 thousand (2.2%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. This reduction results from fluctuations in our assessment base.

Marketing. Marketing expense decreased $3 thousand (0.6%) from the six months ended June 30, 2013 to the six months ended June 30, 2014. See Quarterly Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $1.0 million for the six months ended June 30, 2014 compared to $2.7 million for the six months ended June 30, 2013. Included within these writedowns were writedowns related to residential lots in several communities related to one real estate development of $608 thousand and $1.7 million during the six months ended June 30, 2014 and 2013, respectively

See Quarterly Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Gain on Other Loans Held for Sale. Gains on sales of other loans held for sale were $326 thousand during the six months ended June 30, 2013. At December 31, 2012, other loans held for sale consisted of two commercial real estate loans that were sold during the six months ended June 30, 2013 resulting in a gain of $326 thousand.

Loan Workout. See Quarterly Earnings Review, Noninterest Expense, Loan Workout for disclosures.

Other. Other noninterest expense decreased $341 thousand (11.8%) from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily as a result of reduced operating costs in conjunction with our trust, investment management and brokerage services partnering during 2013 as part of our integrated go-forward Wealth Management strategy.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2014 of $2.4 million included $2.0 million of deferred federal income tax expense, provisions for state income taxes of $185 thousand and $150 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The provision for income taxes for the six months ended June 30, 2013 totaled $1.2 million and included $170 thousand for state income tax and $113 thousand for federal alternative minimum tax. In addition, $912 thousand of the provision for the six months ended June 30, 2013 reflected the deferred tax impact of the change from a net unrealized gain position with respect to the market values of investment securities available for sale as of the end of 2012 to a net unrealized loss position as of the end of the second quarter 2013.

For additional disclosure regarding our net deferred tax asset and the provision for income taxes, see Item 1. Financial Statements, Note 15, Income Taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of June 30, 2014, the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	17.20%
Up 300 basis points	12.18
Up 200 basis points	7.34
Up 100 basis points	2.50
Down 100 basis points	(4.37)
Down 200 basis points	(6.07)
Down 300 basis points	(8.52)
Down 400 basis points	n/a

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

In May 2013, the COSO of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents (the "2013 Framework"). The 2013 Framework was written to reflect the changes in business in the two decades since the first version was released in 1992. The Company transitioned to the 2013 Framework during the first quarter 2014.

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

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin

Samuel L. Erwin

Chief Executive Officer

Palmetto Bancshares, Inc.

(Principal Executive Officer)

/s/ Roy D. Jones

Roy D. Jones

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: August 1, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	The Palmetto Bank Corporate Officer Incentive Program dated May 15, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 17, 2014)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Income for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vii) Notes to Consolidated Financial Statements

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.