Form 10-Q
period 2014-09-30
PALMETTO BANCSHARES INC
filed 2014-11-04
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
-----------------------------	-------------------------------
Common stock, $0.01 par value	12,793,543

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$43,383	$38,178
Total cash and cash equivalents	43,383	38,178

Federal Home Loan Bank stock, at cost	981	2,950
Trading account assets, at fair value	5,458	5,118
Investment securities available for sale, at fair value	214,582	214,383
Mortgage loans held for sale	268	1,722

Loans, gross	776,947	767,513
Less: allowance for loan losses	(15,366)	(16,485)
Loans, net	761,581	751,028

Premises and equipment, net	22,233	23,367
Accrued interest receivable	3,413	3,535
Foreclosed real estate	6,595	7,502
Deferred tax asset, net	18,109	22,087
Bank-owned life insurance	11,845	11,617
Other assets	8,727	8,742
Total assets	$1,097,175	$1,090,229

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$212,813	$178,075
Interest-bearing	723,476	729,285
Total deposits	936,289	907,360

Retail repurchase agreements	24,050	18,175
Federal Home Loan Bank advances	-	35,000
Other liabilities	5,501	5,877
Total liabilities	965,840	966,412

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,793,543 and 12,784,605 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	128	127
Capital surplus	145,214	144,624
Accumulated deficit	(5,244)	(10,641)
Accumulated other comprehensive loss, net of tax	(8,763)	(10,293)
Total shareholders' equity	131,335	123,817

Total liabilities and shareholders' equity	$1,097,175	$1,090,229

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,
	2014	2013
Interest income
Interest earned on cash and cash equivalents	$25	$24
Dividends received on Federal Home Loan Bank stock	15	8
Interest earned on trading account assets	47	5
Interest earned on investment securities available for sale	944	1,010
Interest and fees earned on loans	8,840	9,476
Total interest income	9,871	10,523

Interest expense
Interest expense on deposits	124	475
Interest expense on Federal Home Loan Bank advances	2	-
Total interest expense	126	475

Net interest income	9,745	10,048

Provision for loan losses	(500)	645

Net interest income after provision for loan losses	10,245	9,403

Noninterest income
Service charges on deposit accounts, net	1,929	1,862
Fees for trust, investment management and brokerage services	179	214
Mortgage-banking	275	375
Debit card and automatic teller machine income, net	603	544
Bankcard services	76	70
Investment securities losses, net	-	(44)
Trading account income, net	98	36
Other	248	222
Total noninterest income	3,408	3,279

Noninterest expense
Salaries and other personnel	4,823	4,862
Occupancy	1,086	1,074
Furniture and equipment	952	930
Professional services	705	491
Federal Deposit Insurance Corporation deposit insurance assessment	351	355
Marketing	290	267
Foreclosed real estate writedowns and expenses	661	173
Loan workout	135	410
Other	1,479	1,273
Total noninterest expense	10,482	9,835

Income before provision (benefit) for income taxes	3,171	2,847

Provision (benefit) for income taxes	1,189	(19,386)

Net income	$1,982	$22,233

Common and per share data
Net income - basic	$0.15	$1.74
Net income - diluted	0.15	1.74
Cash dividends declared	0.05	-
Book value	10.27	9.46

Average common shares issued and outstanding	12,710,091	12,663,162
Average diluted common shares issued and outstanding	12,771,634	12,674,743

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the nine months ended September 30,
	2014	2013
Interest income
Interest earned on cash and cash equivalents	$71	$83
Dividends received on Federal Home Loan Bank stock	54	29
Interest earned on trading account assets	138	5
Interest earned on investment securities available for sale	2,963	2,984
Interest and fees earned on loans	26,641	29,014
Total interest income	29,867	32,115

Interest expense
Interest expense on deposits	374	1,872
Interest expense on retail repurchase agreements	1	1
Interest expense on Federal Home Loan Bank advances	25	-
Total interest expense	400	1,873

Net interest income	29,467	30,242

Provision for loan losses	(500)	1,665

Net interest income after provision for loan losses	29,967	28,577

Noninterest income
Service charges on deposit accounts, net	5,184	5,019
Fees for trust, investment management and brokerage services	502	1,888
Mortgage-banking	1,252	1,510
Debit card and automatic teller machine income, net	1,807	1,748
Bankcard services	213	194
Investment securities gains, net	85	287
Trading account income, net	444	36
Other	777	579
Total noninterest income	10,264	11,261

Noninterest expense
Salaries and other personnel	14,336	15,270
Occupancy	3,229	3,188
Furniture and equipment	2,996	2,748
Professional services	2,153	1,474
Federal Deposit Insurance Corporation deposit insurance assessment	1,063	1,083
Marketing	767	747
Foreclosed real estate writedowns and expenses	1,691	2,905
Gain on other loans held for sale	-	(326)
Loan workout	385	862
Other	4,035	4,170
Total noninterest expense	30,655	32,121

Income before provision (benefit) for income taxes	9,576	7,717

Provision (benefit) for income taxes	3,539	(18,191)

Net income	$6,037	$25,908

Common and per share data
Net income - basic	$0.47	$2.03
Net income - diluted	0.47	2.03
Cash dividends declared	0.05	-
Book value	10.27	9.46

Average common shares issued and outstanding	12,692,006	12,655,473
Average diluted common shares issued and outstanding	12,741,976	12,655,473

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Net income	$1,982	$22,233	$6,037	$25,908

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	(688)	(1,228)	2,381	(7,316)
Plus: reclassification adjustment of net gains (losses) included in net income	-	(44)	85	287
Increase (decrease) in net unrealized gains (losses) on investment securities available for sale	(688)	(1,272)	2,466	(7,029)

Other comprehensive income (loss), pretax	(688)	(1,272)	2,466	(7,029)

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	413	(2,010)	936	(2,667)

Other comprehensive income (loss), net of tax	(1,101)	738	1,530	(4,362)

Comprehensive income	$881	$22,971	$7,567	$21,546

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Accumulated	comprehensive
	stock	stock	surplus	deficit	loss, net	Total

Balance, December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				25,908		25,908
Other comprehensive loss, net of tax					(4,362)	(4,362)
Exercise of stock options	11,250		124			124
Compensation expense related to stock options and restricted stock granted under equity award plans			896			896
Common stock issued related to restricted stock granted under equity award plans	17,723					-
Other changes	1

Balance, September 30, 2013	12,783,019	$127	$144,362	$(12,464)	$(11,079)	$120,946

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				6,037		6,037
Other comprehensive income, net of tax					1,530	1,530
Compensation expense related to stock options and restricted stock granted under equity award plans		1	603			604
Common stock issued related to restricted stock granted under equity award plans, net of vested shares withheld for employee taxes	8,938		(13)			(13)
Common dividends declared				(640)		(640)

Balance, September 30, 2014	12,793,543	$128	$145,214	$(5,244)	$(8,763)	$131,335

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the nine months ended September 30,
	2014	2013
Operating Activities
Net income	$6,037	$25,908
Adjustments to reconcile net income to net cash provided by operating activities
Investment securities gains, net	(85)	(287)
Amortization of unearned discounts / premiums on investment securities available for sale, net	2,452	4,093
Trading account income, net	(444)	(36)
Reduction in (purchases of) trading account assets, net	104	(4,991)
Gain on sales of mortgage loans held for sale, net	(1,107)	(1,447)
Originations of mortgage loans held for sale	(36,986)	(56,715)
Proceeds from sales of mortgage loans held for sale	39,547	62,411
Gain on sales of Small Business Administration loans	(70)	(207)
Proceeds from sales of Small Business Administration loans	1,236	2,222
Gain on other loans held for sale	-	(326)
Proceeds from sales of other loans held for sale	-	1,102
Provision for loan losses	(500)	1,665
Depreciation	1,769	1,919
Writedowns and losses on sales of foreclosed real estate, net	1,436	2,693
Deferred income tax expense (benefit)	3,267	(19,529)
Decrease in income tax refunds receivable	138	-
Increase in cash surrender value of bank-owned life insurance	(228)	-
Compensation expense on equity-based awards	604	896
Writedowns on long-lived assets	253	-
Net periodic pension expense	452	509
Contribution to defined benefit pension plan	(800)	(1,187)
Provision for unfunded commitments	(121)	(144)
Decrease (increase) in interest receivable and other assets, net	(379)	110
Increase in interest payable and other liabilities, net	93	1,844
Net cash provided by operating activities	16,668	20,503

Investing Activities
Purchases of Federal Home Loan Bank stock	(225)	-
Proceeds from redemption of Federal Home Loan Bank stock	2,194	431
Proceeds from sales of investment securities available for sale	14,956	42,768
Proceeds from maturities and repayments of investment securities available for sale	15,240	45,773
Purchases of investment securities available for sale	(30,296)	(61,953)
Purchase of mortgage loans held for investment	(13,974)	-
Decrease (increase) in gross loans, net	1,470	(25,404)
Purchases of premises and equipment, net	(635)	(750)
Proceeds from sales of foreclosed real estate	756	2,363
Investment in SBIC limited partnership	(100)	(350)
Net cash (used for) provided by investing activities	(10,614)	2,878

Financing Activities
Increase in transaction, money market and savings deposits, net	50,379	23,700
Decrease in time deposits, net	(21,450)	(102,130)
Increase in retail repurchase agreements, net	5,875	9,283
Repayment of Federal Home Loan Bank advances	(35,000)	-
Proceeds from exercise of stock options	-	124
Dividends paid on common stock	(640)	-
Taxes paid related to net share settlement of equity awards	(13)	-
Net cash used for financing activities	(849)	(69,023)
Net change in cash and due from banks	5,205	(45,642)
Cash and due from banks, beginning of period	38,178	101,385
Cash and due from banks, end of period	$43,383	$55,743

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$408	$2,177
Income taxes	1,258	272
Significant noncash activities
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax	1,530	(4,362)
Loans transferred from gross loans to other loans held for sale	1,166	2,015
Loans transferred from gross loans to foreclosed real estate, at fair value	1,285	2,073

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company’) is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank, also headquartered in Greenville, South Carolina, is the second largest banking institution headquartered in South Carolina. The Bank serves the Upstate of South Carolina through 25 branch locations in nine counties along the economically attractive I-85 corridor, as well as 24/7/365 service through online and mobile banking and automatic teller machines. Through its Retail, Commercial and Wealth Management lines of business, the Bank specializes in providing financial solutions to consumers and small to mid-size businesses with deposit and cash management products, loans (including consumer, mortgage, credit card, automobile, Small Business Administration (“SBA”), commercial and corporate), lines of credit, trust, brokerage, private banking, financial planning and insurance.

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

The Consolidated Financial Statements at and for the three and nine months ended September 30, 2014 and 2013 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2014 (the “2013 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, the Company has limited disaggregated financial information for these businesses, and we do not yet have financial information that meets the criteria to be considered reportable segments. Accordingly, at September 30, 2014, the Company had one reportable business segment, banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected in future periods.

Reclassifications

Certain amounts previously presented in our Consolidated Financial Statements for prior periods have been reclassified to conform to current classifications. All such reclassifications had no impact on the prior periods’ net income, comprehensive income or shareholders’ equity as previously reported.

Recently Adopted Authoritative Pronouncements

In May 2013, the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents (the "2013 Framework"). The 2013 framework was written to reflect the changes in business since the first version was released in 1992. The Company transitioned from the 1992 framework to the 2013 framework during the first quarter 2014.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (“ASU 2014-04”) to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have a material impact on its financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern and about related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of September 30, 2014, after taking into consideration the Bank’s levels of vault cash, reserves of $5.3 million were maintained with the Federal Reserve.

Concentrations and Restrictions

From time to time, the Company may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the potential counterparties to these transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At September 30, 2014, the Company had $3.1 million in a money market deposit account with another financial institution that is well-capitalized under the regulatory capital classification rules.

Restricted cash and cash equivalents pledged as collateral relative to public funds and other agreements totaled $250 thousand and $706 thousand at September 30, 2014 and December 31, 2013, respectively.

3.	Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	September 30, 2014	December 31, 2013
Municipal bonds	$4,803	$3,771
Insured bank deposits	655	1,347
Total trading account assets	$5,458	$5,118

The following table summarizes net realized gains and the change in fair value relative to trading account assets included in the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Realized gains, net	$75	$13	$421	$13
Unrealized gains, net due to changes in fair value relative to assets held at end of period	23	23	23	23
Total trading account income, net	$98	$36	$444	$36

The Company may withdraw trading account assets from the account subject to 30-days’ written notice.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at September 30, 2014.

Moody's Ratings
Aaa	9%
Aa1 - Aa3	44
A1 - A3	26
Not rated	21
Total	100%

Standard and Poor's Ratings
AAA	11%
AA+ - AA-	54
A+ - A-	24
Not rated	11%
Total	100

One municipal bond trading account asset with a fair value of $56 thousand was not rated by either Moody’s or Standard and Poor’s at September 30, 2014 since it had been prerefunded.

4.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair values of investment securities available for sale at the dates indicated (in thousands).

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$1,923	$2	$-	$1,925
State and municipal	5,680	105	(22)	5,763
Collateralized mortgage obligations (federal agencies)	93,217	9	(2,416)	90,810
Other mortgage-backed (federal agencies)	79,856	320	(442)	79,734
SBA loan-backed (federal agency)	36,260	205	(115)	36,350
Total investment securities available for sale	$216,936	$641	$(2,995)	$214,582

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$7,393	$138	$(71)	$7,460
Collateralized mortgage obligations (federal agencies)	97,303	30	(4,201)	93,132
Other mortgage-backed (federal agencies)	76,852	95	(927)	76,020
SBA loan-backed (federal agency)	37,655	258	(142)	37,771
Total investment securities available for sale	$219,203	$521	$(5,341)	$214,383

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	September 30, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$575	$3	1	$1,056	$19	2	$1,631	$22
Collateralized mortgage obligations (federal agencies)	7	21,907	318	11	62,896	2,098	18	84,803	2,416
Other mortgage-backed (federal agencies)	11	13,424	88	11	23,734	354	22	37,158	442
SBA loan-backed (federal agency)	2	2,212	11	6	15,872	104	8	18,084	115
Total	21	$38,118	$420	29	$103,558	$2,575	50	$141,676	$2,995

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,010	$71	-	$-	$-	1	$1,010	$71
Collateralized mortgage obligations (federal agencies)	14	62,251	2,863	9	29,123	1,338	23	91,374	4,201
Other mortgage-backed (federal agencies)	20	64,428	774	1	1,517	153	21	65,945	927
SBA loan-backed (federal agency)	4	14,468	73	3	5,306	69	7	19,774	142
Total	39	$142,157	$3,781	13	$35,946	$1,560	52	$178,103	$5,341

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at September 30, 2014, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

Except for state and municipal securities, all of the Company’s available for sale securities are backed by United States (“U.S.”) agencies and are rated Aaa and AA+ by Moody’s and Standard and Poor’s rating services, respectively. The following table summarizes ratings of the Company’s state and municipal investment securities available for sale, based on fair value, at September 30, 2014.

Moody's Ratings
Aa1 - Aa3	65%
A1 - A2	16
Not rated	19
Total	100%

Standard and Poor's Ratings
AA+ - AA-	49%
Not rated	51
Total	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at September 30, 2014.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at September 30, 2014 by contractual maturity and estimated principal repayment distribution (in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	1,923	1,925
Due after ten years	-	-
U.S. agency	1,923	1,925

Due in one year or less	2,545	2,582
Due after one year through five years	2,060	2,125
Due after five years through ten years	1,075	1,056
Due after ten years	-	-
State and municipal	5,680	5,763

Due in one year or less	538	540
Due after one year through five years	12,604	12,330
Due after five years through ten years	80,075	77,940
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	93,217	90,810

Due in one year or less	-	-
Due after one year through five years	40,872	40,933
Due after five years through ten years	21,257	21,129
Due after ten years	17,727	17,672
Other mortgage-backed (federal agencies)	79,856	79,734

Due in one year or less	-	-
Due after one year through five years	18,606	18,574
Due after five years through ten years	15,620	15,776
Due after ten years	2,034	2,000
SBA loan-backed (federal agency)	36,260	36,350

Due in one year or less	3,083	3,122
Due after one year through five years	74,142	73,962
Due after five years through ten years	119,950	117,826
Due after ten years	19,761	19,672
Total investment securities available for sale	$216,936	$214,582

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	September 30, 2014	December 31, 2013
Municipal and other secured deposits	$81,976	$75,718
Retail repurchase agreements	23,911	25,626
Federal Reserve line of credit	1,347	1,459
Correspondent bank lines of credit	16,940	16,788
Total investment securities available for sale pledged	$124,174	$119,591

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Realized gains	$-	$3	$125	$395
Realized losses	-	(47)	(40)	(108)
Total investment securities gains (losses), net	$-	$(44)	$85	$287

5.	Loans

In the tables below, loan classes are based on FDIC classification codes, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	September 30, 2014		December 31, 2013
	Total	% of total	Total	% of total

Commercial real estate	$446,248	57.4%	$455,452	59.4%
Single-family residential	193,874	25.0	178,125	23.2
Commercial and industrial	73,563	9.5	73,078	9.5
Consumer	53,071	6.8	50,099	6.5
Other	10,191	1.3	10,759	1.4
Loans, gross	$776,947	100.0%	$767,513	100.0%

Residential mortgage loans serviced for the benefit of others totaled $385.0 million and $384.5 million at September 30, 2014 and December 31, 2013, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Loans included in the preceding table are net of unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Net unearned income and deferred fees totaled $626 thousand and $643 thousand at September 30, 2014 and December 31, 2013, respectively.

Pledged

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At September 30, 2014 and December 31, 2013, $160.4 million and $205.2 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $74.1 million and $90.2 million, respectively, were available as lendable collateral.

At September 30, 2014 and December 31, 2013, loans totaling $344 thousand and $794 thousand, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $290 thousand and $651 thousand, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at September 30, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$48,745	6.3%	34.8%
Multifamily residential	17,970	2.3	12.8
Nonfarm nonresidential	379,533	48.8	270.8
Total loans secured by commercial real estate	$446,248	57.4%	318.4%

The following table further categorizes loans secured by commercial real estate at September 30, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$14,535	1.9%	10.4%
Land development - commercial	6,002	0.8	4.3
Land development - residential	7,815	1.0	5.6
Commercial construction:
Retail	3,976	0.5	2.8
Multifamily	130	-	0.1
Total development commercial real estate loans	32,458	4.2	23.2

Existing and other commercial real estate loans
Secured by:
Hotel / motel	52,413	6.7	37.4
Retail	28,660	3.7	20.5
Office	23,589	3.0	16.8
Multifamily	17,970	2.3	12.8
Industrial and warehouse	6,076	0.8	4.3
Healthcare	13,372	1.7	9.5
Miscellaneous commercial	103,928	13.4	74.2
Residential construction - speculative	65	-	0.1
Total existing and other commercial real estate loans	246,073	31.6	175.6

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	151,494	19.5	108.1
Commercial construction - owner-occupied	6,866	0.9	4.9
Residential construction - contract	9,357	1.2	6.6
Total commercial real estate owner-occupied and residential loans	167,717	21.6	119.6

Total loans secured by commercial real estate	$446,248	57.4%	318.4%

Asset Quality

The following table summarizes various internal credit-quality indicators of gross loans, by class, at September 30, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	2,747	8,950	76,742	88,439
Grade 4	17,533	1,180	178,794	197,507
Grade W	9,991	7,815	79,065	96,871
Grade 5	149	-	16,512	16,661
Grade 6	1,938	-	26,866	28,804
Grade 7	544	-	1,554	2,098
Not risk rated*	15,843	25	-	15,868
Total	$48,745	$17,970	$379,533	$446,248

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$803
Grade 2	1,588
Grade 3	11,883
Grade 4	51,683
Grade W	4,063
Grade 5	335
Grade 6	2,751
Grade 7	415
Not risk rated	42
Total	$73,563

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$75,581	$112,492	$2,834	$190,907
Nonperforming	790	2,092	85	2,967
Total	$76,371	$114,584	$2,919	$193,874

	Indirect automobile	All other consumer	Total consumer
Performing	$42,147	$10,801	$52,948
Nonperforming	104	19	123
Total	$42,251	$10,820	$53,071

Other
Performing	$10,191
Nonperforming	-
Total	$10,191

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,025	259	69,954	80,238
Grade 4	34,654	887	171,585	207,126
Grade W	8,679	9,079	83,843	101,601
Grade 5	2,202	-	16,727	18,929
Grade 6	4,400	181	24,352	28,933
Grade 7	803	-	1,604	2,407
Not risk rated*	15,795	11	412	16,218
Total	$76,558	$10,417	$368,477	$455,452

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated  in accordance with the Company's policy.

Commercial and industrial
Grade 1	$879
Grade 2	1,186
Grade 3	8,830
Grade 4	51,167
Grade W	5,151
Grade 5	2,361
Grade 6	2,923
Grade 7	494
Not risk rated	87
Total	$73,078

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$69,121	$101,100	$3,802	$174,023
Nonperforming	797	3,176	129	4,102
Total	$69,918	$104,276	$3,931	$178,125

	Indirect automobile	All other consumer	Total consumer
Performing	$38,514	$11,349	$49,863
Nonperforming	210	26	236
Total	$38,724	$11,375	$50,099

Other
Performing	$10,759
Nonperforming	-
Total	$10,759

The following table summarizes delinquencies, by class, at September 30, 2014 (in thousands).

	30-89 days past due and still accruing	Greater than 90 days past due and still accruing	Greater than 90 days past due and not accruing (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$89	$-	$1,205	$1,294	$47,451	$48,745
Multifamily residential	-	-	-	-	17,970	17,970
Nonfarm nonresidential	1,421	-	9,194	10,615	368,918	379,533
Total commercial real estate	1,510	-	10,399	11,909	434,339	446,248

Single-family real estate, revolving, open-end loans	454	-	790	1,244	75,127	76,371
Single-family real estate, closed-end, first lien	261	243	2,092	2,596	111,988	114,584
Single-family real estate, closed-end, junior lien	21	-	85	106	2,813	2,919
Total single-family residential	736	243	2,967	3,946	189,928	193,874

Commercial and industrial	994	-	1,122	2,116	71,447	73,563

Indirect automobile	176	-	104	280	41,971	42,251
All other consumer	26	-	19	45	10,775	10,820
Total consumer	202	-	123	325	52,746	53,071

Farmland	-	-	-	-	3,689	3,689
Obligations of states and political subdivisions of the U.S.	-	-	-	-	435	435
Other	-	-	-	-	6,067	6,067
Total other	-	-	-	-	10,191	10,191

Loans, gross	$3,442	$243	$14,611	$18,296	$758,651	$776,947

Additional interest income of $67 thousand and $408 thousand would have been reported during the three and nine months ended September 30, 2014, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. This interest income was not recorded in the Company’s Consolidated Statements of Income.

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

	September 30, 2014	December 31, 2013
Performing	$16,065	$26,744
Nonperforming	5,283	2,184
Total troubled debt restructurings	$21,348	$28,928

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Carrying balance	$-	$-	$7,499	$5,842
Count	-	-	4	8

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Nonfarm nonresidential	-	$-	$-	1	$480	$480
Total commercial real estate	-	-	-	1	480	480

Commercial and industrial	-	-	-	1	241	241
Loans, gross	-	$-	$-	2	$721	$721

	For the nine months ended September 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	-	$-	$-	1	$60	$60
Nonfarm nonresidential	1	883	883	3	3,099	3,099
Total commercial real estate	1	883	883	4	3,159	3,159

Commercial and industrial	3	2,665	1,365	1	241	241
Loans, gross	4	$3,548	$2,248	5	$3,400	$3,400

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	-	$-	$-	2	$721	$721
Loans, gross	-	$-	$-	2	$721	$721

	For the nine months ended September 30,
	2014			2013
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	-	$-	$-	1	$60	$60
Term concession	1	883	883	4	3,340	3,340
Term and principal concessions	3	2,665	1,365	-	-	-
Loans, gross	4	$3,548	$2,248	5	$3,400	$3,400

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment

Construction, land development and other land loans	-	$-	-	$-	-	$-	1	$56
Nonfarm nonresidential	-	-	-	-	2	2,597	-	-
Total commercial real estate	-	-	-	-	2	2,597	1	56

Single-family real estate	-	-	1	404	-	-	1	404

Commercial and industrial	-	-	1	127	1	236	1	127
Loans, gross	-	$-	2	$531	3	$2,833	3	$587

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	September 30, 2014	December 31, 2013
Performing troubled debt restructured loans	$16,065	$26,744
Nonperforming troubled debt restructured loans	5,283	2,184
Nonperforming other loans	4,244	6,580
Performing other loans	14,888	9,187
Total impaired loans	$40,480	$44,695

The following table summarizes the composition of and information relative to impaired loans, by class, at September 30, 2014 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$707	$1,236
Multifamily residential	-	-
Nonfarm nonresidential	19,535	19,775
Total commercial real estate	20,242	21,011

Single-family real estate, revolving, open-end loans	333	333
Single-family real estate, closed-end, first lien	620	1,901
Single-family real estate, closed-end, junior lien	25	25
Total single-family residential	978	2,259

Commercial and industrial	359	359

Consumer	-	-

Total impaired loans with no related allowance recorded	$21,579	$23,629

With an allowance recorded:
Construction, land development and other land loans	$172	$172	$30
Multifamily residential	-	-	-
Nonfarm nonresidential	17,155	23,177	2,085
Total commercial real estate	17,327	23,349	2,115

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	247	247	28
Single-family real estate, closed-end, junior lien	107	107	42
Total single-family residential	354	354	70

Commercial and industrial	1,205	2,504	288

Consumer	15	15	3

Total impaired loans with an allowance recorded	$18,901	$26,222	$2,476

Total:
Construction, land development and other land loans	$879	$1,408	$30
Multifamily residential	-	-	-
Nonfarm nonresidential	36,690	42,952	2,085
Total commercial real estate	37,569	44,360	2,115

Single-family real estate, revolving, open-end loans	333	333	-
Single-family real estate, closed-end, first lien	867	2,148	28
Single-family real estate, closed-end, junior lien	132	132	42
Total single-family residential	1,332	2,613	70

Commercial and industrial	1,564	2,863	288

Consumer	15	15	3

Total impaired loans	$40,480	$49,851	$2,476

Interest income recognized on impaired loans during the three and nine months ended September 30, 2014 was $368 thousand and $1.2 million, respectively. The average balance of total impaired loans was $41.8 million and $42.9 million for the same periods.

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

	For the three months ended September 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,259	$3,112	$1,083	$915	$227	$15,596
Provision for loan losses	(436)	(374)	231	61	18	(500)

Loan charge-offs	150	331	33	49	158	721
Loan recoveries	61	840	11	10	69	991
Net loans charged-off (recovered)	89	(509)	22	39	89	(270)

Allowance for loan losses, end of period	$9,734	$3,247	$1,292	$937	$156	$15,366

	For the nine months ended September 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485
Provision for loan losses	(214)	(302)	(247)	(84)	347	(500)

Loan charge-offs	929	520	178	159	425	2,211
Loan recoveries	312	945	35	62	238	1,592
Net loans charged-off (recovered)	617	(425)	143	97	187	619

Allowance for loan losses, end of period	$9,734	$3,247	$1,292	$937	$156	$15,366

	September 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$2,115	$70	$288	$3	$-	$2,476
Collectively evaluated for impairment	7,619	3,177	1,004	934	156	12,890
Allowance for loan losses, end of period	$9,734	$3,247	$1,292	$937	$156	$15,366

Individually evaluated for impairment	$37,569	$1,332	$1,564	$15	$-	$40,480
Collectively evaluated for impairment	408,679	192,542	71,999	53,056	10,191	736,467
Loans, gross	$446,248	$193,874	$73,563	$53,071	$10,191	$776,947

	For the three months ended September 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$11,029	$3,018	$2,139	$1,025	$7	$17,218
Provision for loan losses	562	214	(254)	50	73	645

Loan charge-offs	526	179	472	58	151	1,386
Loan recoveries	40	28	44	36	81	229
Net loans charged-off	486	151	428	22	70	1,157

Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

	For the nine months ended September 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(36)	465	960	68	208	1,665

Loan charge-offs	1,284	611	846	219	501	3,461
Loan recoveries	108	87	79	111	292	677
Net loans charged-off	1,176	524	767	108	209	2,784

Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

	September 30, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,952	$195	$17	$4	$-	$2,168
Collectively evaluated for impairment	9,153	2,886	1,440	1,049	10	14,538
Allowance for loan losses, end of period	$11,105	$3,081	$1,457	$1,053	$10	$16,706

Individually evaluated for impairment	$40,224	$2,633	$1,294	$34	$-	$44,185
Collectively evaluated for impairment	414,834	172,060	65,803	49,362	10,570	712,629
Loans, gross	$455,058	$174,693	$67,097	$49,396	$10,570	$756,814

6.	Other Loans Held for Sale and Valuation Allowance

The following table summarizes the changes in net other loans held for sale at the dates and for the periods indicated (in thousands). There was no other loans held for sale activity during the three months ended September 30, 2014 or 2013.

	At and for the nine months ended September 30,
	2014	2013
Other loans held for sale, net of valuation allowance, beginning of period	$-	$776

SBA loans transferred to other loans held for sale	1,166	2,015
Proceeds from sales of SBA loans	(1,236)	(2,222)
Gain on sale of SBA loans	70	207
SBA loan activity, net	-	-

Proceeds from sales of other loans held for sale	-	(1,102)
Gain on sale of other loans held for sale	-	326
Other loans held for sale activity, net	-	(776)

Other loans held for sale, net of valuation allowance, end of period	$-	$-

The following table summarizes the activity in the valuation allowance on other loans held for sale at the dates and for the periods indicated (in thousands). There was no activity in the valuation allowance on other loans held for sale during the three months ended September 30, 2014 or 2013.

	At and for the nine months ended September 30,
	2014	2013
Valuation allowance, beginning of period	$-	$1,512
Reduction resulting from sales of other loans held for sale	-	(1,512)
Valuation allowance, end of period	$-	$-

The Company originates loans partially guaranteed by the SBA, an agency of the U.S. government. The Company may sell the guaranteed portion of these loans into the secondary market.

7.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Land	$5,521	$5,521
Buildings	19,461	19,395
Leasehold improvements	3,774	3,746
Furniture and equipment	13,476	13,259
Software	5,554	5,344
Bank automobiles	95	95
Capital lease asset	556	1,396
Premises and equipment, gross	$48,437	$48,756

Accumulated depreciation	(26,204)	(25,389)
Premises and equipment, net	$22,233	$23,367

At September 30, 2014, the Bank provided banking products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the three months ended September 30, 2014 and 2013 was $593 thousand and $641 thousand, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1.8 million and $1.9 million, respectively.

8.	Long-Lived Assets Held for Sale

At September 30, 2014, the Company was marketing for sale a vacant parcel of land and a vacant branch facility with a total net book value of $432 thousand. During the three and nine months ended September 30, 2014 the assets were written down by $253 thousand to reflect a reduction in their estimated fair values. Long-lived assets held for sale are included in Other assets in the Consolidated Balance Sheets, and the writedowns are reflected in Other noninterest expense in the Consolidated Statements of Income.

9.	Servicing Rights

Residential Mortgage-Servicing Rights

The net book value of residential mortgage-servicing rights was $2.4 million at September 30, 2014 and December 31, 2013. Residential mortgage-servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of residential mortgage-servicing rights was $3.7 million and $3.8 million at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,384	$2,449	$2,431	$2,545
Capitalized mortgage-servicing rights	115	193	357	540
Mortgage-servicing rights portfolio amortization and impairment	(142)	(193)	(431)	(636)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,357	$2,449	$2,357	$2,449

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Valuation allowance, beginning of period	$33	$82	$31	$41
Reductions credited to operations, net	(10)	(42)	(8)	(1)
Valuation allowance, end of period	$23	$40	$23	$40

SBA Servicing Rights

The net book value of SBA servicing rights was $80 thousand and $64 thousand at September 30, 2014 and December 31, 2013, respectively. SBA servicing rights are included in Other assets in the Consolidated Balance Sheets. The estimated fair value of SBA servicing rights was $89 thousand and $69 thousand at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$87	$76	$64	$39
Capitalized SBA servicing rights	-	-	31	47
SBA servicing rights portfolio amortization and impairment	(7)	(3)	(15)	(13)
SBA servicing rights portfolio, net of valuation allowance, end of period	$80	$73	$80	$73

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Valuation allowance, beginning of period	$9	$3	$8	$-
Additions charged to operations, net	4	-	5	3
Valuation allowance, end of period	$13	$3	$13	$3

10.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands). Repossessed personal property is included in Other assets in the Consolidated Balance Sheets.

	September 30,	December 31,
	2014	2013
Foreclosed real estate	$6,595	$7,502
Repossessed personal property	50	43
Total foreclosed real estate and repossessed personal property	$6,645	$7,545

Included in foreclosed real estate at both September 30, 2014 and December 31, 2013 were 77 residential lots with an aggregate net book value of $5.6 million and $6.5 million, respectively, in three separate communities related to one real estate development. Of this amount, our ownership within one community was comprised of 16 lots. In September 2014, the Company entered into a contract to sell these lots and recorded a writedown of $337 thousand. The sale is expected to close during the fourth quarter 2014.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Foreclosed real estate, beginning of period	$7,335	$8,296	$7,502	$10,911
Plus: new foreclosed real estate	165	602	1,285	2,073
Less: proceeds from sale of foreclosed real estate	(283)	(846)	(756)	(2,363)
Plus: gain on sale of foreclosed real estate	13	22	63	112
Less: writedowns and losses charged to expense	(635)	(146)	(1,499)	(2,805)
Foreclosed real estate, end of period	$6,595	$7,928	$6,595	$7,928

11.	Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies during 2013 and is the sole beneficiary. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.3 million and $10.0 million at September 30, 2014 and December 31, 2013, respectively.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are retired from the Company. At both September 30, 2014 and December 31, 2013, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

12.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Transaction deposits	$531,946	$494,289
Money market deposits	139,552	136,476
Savings deposits	89,406	79,760
Time deposits $100,000 and greater	69,611	79,654
Time deposits less than $100,000	105,774	117,181
Total deposits	$936,289	$907,360

At September 30, 2014 and December 31, 2013, $499 thousand and $564 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans. There were no brokered deposits at September 30, 2014 or December 31, 2013.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Transaction deposits	$11	$10	$31	$29
Money market deposits	10	8	28	23
Savings deposits	2	2	6	7
Time deposits	101	455	309	1,813
Total interest expense on deposits	$124	$475	$374	$1,872

13.	Borrowings

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and were secured by $23.9 million of the Company’s investment securities available for sale at September 30, 2014.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$74,090	$90,225
FHLB advances outstanding	-	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$74,090	$55,225

Federal Reserve Discount Window

At September 30, 2014 and December 31, 2013, $1.6 million and $2.2 million, respectively, of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank. Of these amounts, $1.6 million and $2.1 million were available as lendable collateral at September 30, 2014 and December 31, 2013, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (the “Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit.

At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the nine months ended September 30, 2014, the Bank obtained two additional unsecured lines totaling $20 million. The following table summarizes the Bank’s correspondent bank lines of credit at September 30, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Available facility	$35,000	$45,000	$80,000
Count	3	4	7

Subsequent to September 30, 2014, one secured line totaling $5 million was converted to an unsecured line and $15 million of a secured line was converted to an unsecured line. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

14.	Shareholders’ Equity

Common Shares

At September 30, 2014, the Company had 75,000,000 authorized shares of common stock of which 12,793,543 were issued and outstanding. As of October 24, 2014, the Company has reserved a total of 196,916 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 17, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Net unrealized loss on investment securities available for sale	$(1,460)	$(2,990)
Net unrealized defined benefit pension plan actuarial loss	(7,303)	(7,303)
Total accumulated other comprehensive loss, net of tax	$(8,763)	$(10,293)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the three and nine months ended September 30, 2014, the Company declared dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per share
7/17/2014	8/7/2014	8/18/2014	$0.05

The dividends payable to shareholders were funded by dividends paid to the Company by the Bank.

In October 2014, the Company declared a cash dividend of $0.05 per common share payable in November 2014.

15.	Income Taxes

As of September 30, 2014, the Company had federal net operating loss carryforwards of $9.3 million, which, if not utilized to offset future taxable income, will expire in 2032. During the nine months ended September 30, 2014, the Company utilized $9.0 million of federal net operating loss carryforwards to offset federal taxable income. This amount was comprised of $7.5 million of federal net operating loss carryforwards that would have expired in 2031 and $1.5 million that would have expired in 2032.

As of September 30, 2014, net deferred tax assets of $18.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary. During the three months ended September 30, 2013, the Company recorded an income tax benefit of $21.0 million related to the reversal of $21.0 million of its valuation allowance on the net deferred tax assets that existed at June 30, 2013.

In 2010, the Company consummated a private offering pursuant to which the Company issued 9,993,995 shares of its common stock at $10.40 per share (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of September 30, 2014, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015. The Company has not recognized any deferred tax asset related to the amount by which recognized built-in losses exceed the amount expected to be utilized against future taxable income.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years dating back to 2010 are generally considered subject to examination based on federal and state regulations.

16.	Benefit Plans

401(k) Plan

Employees (which the Company refers to as “teammates”) are given the opportunity to participate in The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired, and participants are able to defer a portion of their salary into the 401(k) Plan. Matching contributions, if any, are contributed to the 401(k) Plan prior to the end of each plan year.

From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of teammate contributions to the 401(k) Plan. The Company reinstated its match of teammate contributions effective July 1, 2013. From July 1, 2013 through June 30, 2014, teammate contributions were matched at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. Effective July 1, 2014, the match of teammate contributions was increased to a rate of $0.25 per dollar up to 6% of a teammate’s eligible compensation. The Company’s matching contributions totaled $22 thousand and $13 thousand for the three months ended September 30, 2014 and 2013, respectively, and $49 thousand and $13 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Under the Internal Revenue Service (“IRS”) rules related to 401(k) plans, the IRS imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive contribution refunds of prior salary deferrals as a result of the annual limitations, the Bank has in place a benefit equalization plan into which such teammates may contribute refunds received. The benefit equalization plan operates similar to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. At September 30, 2014, assets in the benefit equalization plan were $39 thousand and are included in Other assets in the Consolidated Balance Sheet. An offsetting liability of $39 thousand is reflected in Other liabilities and represents the Bank’s obligation to benefit equalization plan participants. There were no assets or liabilities associated with the benefit equalization plan at December 31, 2013.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $975 thousand and $1.3 million at September 30, 2014 and December 31, 2013, respectively.

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest cost	$273	$210	$685	$631
Expected return on plan assets	(319)	(283)	(806)	(850)
Amortization of net actuarial loss	197	243	573	728
Net periodic pension expense	$151	$170	$452	$509

As a result of the decision to curtail the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$5,326	$4,440
U.S. government and agency securities	-	549
Municipal securities	-	470
Corporate bonds	-	3,398
Mutual funds	912	3,596
Corporate stocks	1,066	3,329
Exchange traded funds	9,142	287
Foreign equities	166	694
Accrued interest receivable	1	30
Other	4	5
Total Pension Plan assets	$16,617	$16,798

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30,	December 31,
	2014	2013
Level 1	$6,397	$7,804
Level 2	10,220	8,994
Level 3	-	-
Total Pension Plan assets	$16,617	$16,798

There were no changes in the Pension Plan’s Level 3 assets during 2013 or during the nine months ended September 30, 2014.

Current and Future Expected Contributions. The Company contributed $400 thousand to the Pension Plan in April, July and October 2014, and expects to contribute an additional $400 thousand relative to the 2014 plan year in December 2014.

17.	Equity-Based Compensation

1997 Stock Compensation Plan

The following table summarizes stock option activity for the 1997 Stock Compensation Plan (the “1997 Plan”) at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price per share
Outstanding, December 31, 2013	6,450	$103.89
Forfeited	(1,250)	109.20
Expired	(2,250)	93.20
Outstanding, September 30, 2014	2,950	109.80

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at September 30, 2014.

Weighted- average exercise price	Number of stock options outstanding and exercisable	Weighted- average remaining contractual life (years)
$106.40	250	0.30
109.20	2,500	1.67
121.60	200	2.30
Total	2,950	1.60

At September 30, 2014 and December 31, 2013, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

There were no grants or forfeitures of restricted stock under the Company’s 2008 Restricted Stock Plan (the “2008 Plan”) during the nine months ended September 30, 2014. The weighted-average grant date fair value per share of granted shares under the 2008 Plan net of forfeitures was $27.55 at both December 31, 2013 and September 30, 2014.

Of the 62,386 net restricted stock awards granted under the 2008 Plan, 4,255 shares vested during the nine months ended September 30, 2014, and 6,989 shares remained unvested at September 30, 2014 and are expected to vest through 2016. Remaining shares available for issuance under the 2008 Plan totaled 114 shares at September 30, 2014.

2011 Stock Incentive Plan

The following table summarizes stock option and restricted stock information for the 2011 Stock Incentive Plan (the “2011 Plan”) at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted- average exercise price per share	Shares of restricted stock	Weighted- average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48

2012 Grants	8,020	-	-	8,020	6.50

2013 Grants	8,811	-	-	8,811	13.70
2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises	-	(11,250)	11.00	-	-

2014 Grants	14,451	4,000	12.96	10,451	13.07
2014 Forfeitures	(625)	-	-	(625)	6.50
Granted, net of forfeitures, September 30, 2014	503,084			115,833
Outstanding, September 30, 2014		376,001	10.52

Total shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant, September 30, 2014	196,916

During the nine months ended September 30, 2014, 5,404 shares of restricted stock with a total grant date fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers and 2,500 shares of restricted stock and 4,000 stock options were awarded to certain teammates in recognition of performance and/or upon initial employment. The 2,500 shares of restricted stock and 4,000 stock options are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2015 to 2017. In addition, during the nine months ended September 30, 2014, 2,547 shares of restricted stock were granted to certain directors in conjunction with his/her reelection to the Board in 2014.

The following table summarizes the activity in unvested shares of restricted stock under the 2011 Plan at the dates and for the period indicated.

Shares of restricted stock
Unvested, December 31, 2013	103,507
Grants	10,451
Forfeited	(625)
Vested	(36,870)
Unvested, September 30, 2014	76,463

For both the 2008 Plan and the 2011 Plan, a portion of the restricted shares that vested during the nine months ended September 30, 2014 were net-settled to cover the required withholding taxes, and the grantee received the common stock equal to the vested shares less the net-settled shares. Withholding taxes for the remaining shares that vested during the nine months ended September 30, 2014 were paid in cash by the grantee. The net-share settlements reduced the number of common shares outstanding.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding and exercisable at September 30, 2014.

	Options outstanding			Options exercisable
Weighted- average exercise price	Number of stock options	Weighted- average remaining contractual life (years)	Value of outstanding in-the- money stock options	Number of stock options	Weighted- average remaining contractual life (years)	Value of exercisable in-the- money stock options
$10.40	312,501	6.63	$1,168,754	104,167	6.63	$389,585
11.00	59,500	6.80	186,830	14,750	6.80	46,315
12.96	4,000	9.39	4,720	-	-	-
Total	376,001	6.69	$1,360,304	118,917	6.65	$435,900

Determining Fair Value. The following table summarizes the fair value of stock option awards granted under the 2011 Plan during the nine months ended September 30, 2014 as estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions used to determine the fair value of such grant.

2014 grant
Option exercise price, per share	$12.96

Fair value of stock option awards granted, per share	$6.87

Expected dividend yield	-%
Expected volatility	50
Risk-free interest rate	2.19
Expected term (years)	7
Vesting period (years)	3

Compensation Expense Relating to Equity-Based Compensation

The following table summarizes compensation expense for the 1997 Plan, the 2008 Plan and the 2011 Plan charged against pretax income for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Compensation expense
1997 Plan	$-	$-	$-	$-
2008 Plan	11	67	73	269
2011 Plan	156	196	531	627
Total equity-based compensation expense	$167	$263	$604	$896

Income tax benefit	$61	$-	$222	$-

At September 30, 2014, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and the 2011 Plan was $60 thousand and $646 thousand, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2017 under the 2011 Plan.

18.	Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Basic net income per common share
Net income applicable to common shareholders	$1,982	$22,233	$6,037	$25,908
Undistributed earnings allocated to participating securities	(9)	(200)	(42)	(233)
Net income allocated to common shareholders	$1,973	$22,033	$5,995	$25,675
Average common shares issued and outstanding	12,710,091	12,663,162	12,692,006	12,655,473
Basic net income per common share	$0.15	$1.74	$0.47	$2.03

Diluted net income per common share
Net income applicable to common shareholders	$1,982	$22,233	$6,037	$25,908
Undistributed earnings allocated to participating securities	(9)	(200)	(42)	(232)
Net income allocated to common shareholders	$1,973	$22,033	$5,995	$25,676
Average common shares issued and outstanding	12,710,091	12,663,162	12,692,006	12,655,473
Dilutive potential common shares (1)	61,543	11,581	49,970	-
Total diluted average common shares issued and outstanding	12,771,634	12,674,743	12,741,976	12,655,473
Diluted net income per common share	$0.15	$1.74	$0.47	$2.03

      (1) Includes dilutive impact of restricted stock and stock options, as applicable

19.	Commitments, Guarantees and Other Contingencies

Unused lending commitments to clients are not recorded in the Consolidated Balance Sheets until funds are advanced. For commercial clients, lending commitments generally take the form of unused revolving credit arrangements to finance clients’ working capital requirements as well as unused credit arrangements to fund commercial construction. For retail clients, lending commitments are generally unused lines of credit secured by residential property as well as unused credit arrangements to fund residential construction. The Company routinely extends lending commitments for both floating and fixed-rate loans.

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at September 30, 2014 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$65,491
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	7,122
Commercial real estate, other construction loans, and land development loans	25,050
Commercial and industrial loans	42,156
Overdraft protection loans	30,538
Other	16,910
Total commitments to extend credit	$187,267

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $4.1 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively.

The reserve for estimated credit losses on unfunded lending commitments at September 30, 2014 and December 31, 2013 was $138 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 20, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In 2013, the Bank entered into a subscription agreement for a $2.0 million limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. As of September 30, 2014, the Bank invested a total of $450 thousand of the $2.0 million commitment. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018.

20.	Derivative Financial Instruments and Hedging Activities

At September 30, 2014 and December 31, 2013, the Company’s only derivative instruments related to residential mortgage-banking activities.

Because the Company has historically sold the mortgage loans it originates each quarter, the notional amount of the Company’s commitments to originate conforming mortgage loans held for sale have been accounted for as derivative financial instruments. However, since the Company intends to retain the potential mortgage loans associated with commitments to lend at September 30, 2014, fewer commitments to originate conforming mortgage loans were accounted for as derivative financial instruments at September 30, 2014.

At September 30, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $215 thousand. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $9 thousand. At December 31, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million and were considered derivative financial instruments. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheet, totaling $176 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheet, totaling $3 thousand. The net change in derivative loan commitment fair values during the three months ended September 30, 2014 and 2013 resulted in income (expense) of $(223) thousand and $147 thousand, respectively. The net change in derivative loan commitment fair values during the nine months ended September 30, 2014 and 2013 resulted in expense of $165 thousand and $78 thousand, respectively.

The notional amount of forward sales commitments totaled $715 thousand at September 30, 2014. These forward sales commitments had negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $2 thousand. The notional amount of forward sales commitments totaled $6.8 million at December 31, 2013. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $28 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $4 thousand. The net change in forward sales commitment fair values during the three months ended September 30, 2014 and 2013 resulted in income (expense) of $38 thousand and $(245) thousand, respectively. The net change in forward sales commitment fair values during the nine months ended September 30, 2014 and 2013 resulted in expense of $27 thousand and $85 thousand, respectively.

21.	Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$655	$4,803	$-	$5,458
Investment securities available for sale
U.S. agency	-	1,925	-	1,925
State and municipal	-	5,763	-	5,763
Collateralized mortgage obligations (federal agencies)	1,079	89,731	-	90,810
Other mortgage-backed (federal agencies)	1,300	78,434	-	79,734
SBA loan-backed (federal agency)	20,825	15,525	-	36,350
Derivative financial instruments	-	9	-	9
Total assets measured at fair value on a recurring basis	$23,859	$196,190	$-	$220,049

Liabilities
Derivative financial instruments	$-	$2	$-	$2

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,347	$3,771	$-	$5,118
Investment securities available for sale
State and municipal	-	7,460	-	7,460
Collateralized mortgage obligations (federal agencies)	-	93,132	-	93,132
Other mortgage-backed (federal agencies)	1,188	74,832	-	76,020
SBA loan-backed (federal agency)	20,457	17,314	-	37,771
Derivative financial instruments	-	204	-	204
Total assets measured at fair value on a recurring basis	$22,992	$196,713	$-	$219,705

Liabilities
Derivative financial instruments	$-	$7	$-	$7

For disclosure regarding the fair value of Pension Plan assets, see Note 16, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2014 or December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$268	$-	$268
Impaired loans	-	5,549	-	5,549
Foreclosed real estate	414	508	5,401	6,323
Long-lived assets held for sale	-	333	99	432
Total assets measured at fair value on a nonrecurring basis	$414	$6,658	$5,500	$12,572

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,722	$-	$1,722
Impaired loans	-	5,588	25	5,613
Foreclosed real estate	34	31	6,595	6,660
Long-lived assets held for sale	-	-	685	685
Total assets measured at fair value on a nonrecurring basis	$34	$7,341	$7,305	$14,680

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2014 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$5,401	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Long-lived assets held for sale	432	Internal valuation	Appraisals and/or sales of comparable properties

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

	Carrying amount	Fair value
September 30, 2014
Financial instruments - assets
Loans (1)	$758,595	$757,336

Financial instruments - liabilities
Deposits	936,289	920,135

December 31, 2013
Financial instruments - assets
Loans (1)	$748,243	$748,330

Financial instruments - liabilities
Deposits	907,360	896,858

(1)     Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment.

22.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at both September 30, 2014 and December 31, 2013. Since September 30, 2014, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Quarterly Report on Form 10-Q.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At September 30, 2014
Total capital to risk-weighted assets
Company	$140,399	16.67%	$67,373	8.00%	n/a	n/a
Bank	140,171	16.64	67,370	8.00	$84,213	10.00%

Tier 1 capital to risk-weighted assets
Company	129,810	15.41	33,687	4.00	n/a	n/a
Bank	129,583	15.39	33,685	4.00	50,528	6.00

Tier 1 leverage ratio
Company	129,810	12.01	43,235	4.00	n/a	n/a
Bank	129,583	11.99	43,225	4.00	54,031	5.00

At December 31, 2013
Total capital to risk-weighted assets
Company	$130,043	15.49%	$67,142	8.00%	n/a	n/a
Bank	129,956	15.48	67,142	8.00	$83,928	10.00%

Tier 1 capital to risk-weighted assets
Company	119,475	14.24	33,571	4.00	n/a	n/a
Bank	119,388	14.23	33,571	4.00	50,357	6.00

Tier 1 leverage ratio
Company	119,475	11.03	43,309	4.00	n/a	n/a
Bank	119,388	11.03	43,311	4.00	54,138	5.00

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

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank, which began operations in 1906. Given our 108-year history, we have developed long-standing relationships with clients in the communities in which we operate and a recognizable name, which has resulted in a well-established deposit network and loyal client base.

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

Forward-Looking Statements

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Factors that may cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to:

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors,
●	Credit losses due to loan concentration,
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market,
●	Sales of problem assets at discounted prices to accelerate the resolution of problem assets,
●	The rate of delinquencies and amounts of loans charged-off and recoveries,
●	Adverse changes in asset quality and resulting credit-related losses and expenses,
●	Our allowance for loan losses and the amount of loan loss provisions required in future periods,
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
●	Changes in availability of wholesale funding sources including increases in collateral margin requirements or reductions in eligible collateral,
●

Our reliance on available secondary funding sources to meet our liquidity needs, such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve System (“Federal Reserve”) Discount Window (“Discount Window”) borrowings, brokered deposits, sales of investment securities and loans and lines of credit from correspondent banks,

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Increased cybersecurity risk, including potential business disruptions or financial losses,
●	Changes in the interest-rate environment which could reduce anticipated or actual margins,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,
●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Our ability to maintain appropriate levels of capital including levels required under the capital rules implementing Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
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

●	Our ability to attract and retain key personnel,
●	Our ability to retain our existing clients including our deposit relationships,
●	Our current and future products, services, applications and functionality and plans to promote them,
●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure, or those of our third-party vendors,
●	Fraud committed by third parties, including cyber-security risks associated with transactions initiated through our electronic banking products and services, whether initiated by clients or the Bank,
●	Changes in accounting policies and practices,
●	Our ability to maintain effective internal control over financial reporting,
●	The market value of our common stock including our continued listing on a national stock exchange and the resulting impact on our stock price as a result of such listing,
●	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions and/or
●	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

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

The more judgmental estimates are summarized in our 2013 Annual Report on Form 10-K in which we have identified and described the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

	At and for the three months ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013

STATEMENTS OF INCOME
Interest income	$9,871	$9,920	$10,076	$10,423	$10,523
Interest expense	126	131	143	387	475
Net interest income	9,745	9,789	9,933	10,036	10,048
Provision for loan losses	(500)	-	-	1,800	645
Net interest income after provision for loan losses	10,245	9,789	9,933	8,236	9,403
Noninterest income	3,408	3,490	3,366	3,575	3,279
Noninterest expense	10,482	10,084	10,089	10,212	9,835
Net income before provision (benefit) for income taxes	3,171	3,195	3,210	1,599	2,847
Provision (benefit) for income taxes	1,189	1,168	1,182	(224)	(19,386)
Net income	$1,982	$2,027	$2,028	$1,823	$22,233

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.15	$0.16	$0.16	$0.14	$1.74
Diluted	0.15	0.16	0.16	0.14	1.74
Cash dividends declared per common share	0.05	-	-	-	-
Book value per common share	10.27	10.18	10.27	9.68	9.46
Outstanding common shares	12,793,543	12,791,621	12,793,543	12,784,605	12,783,019
Average common shares issued and outstanding	12,710,091	12,690,287	12,692,006	12,668,482	12,663,162
Average diluted common shares issued and outstanding	12,771,634	12,744,931	12,741,976	12,689,245	12,674,743
Dividend payout ratio	32.3%	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,097,175	$1,091,665	$1,099,407	$1,090,229	$1,099,897
Investment securities available for sale, at fair value	214,582	209,617	208,772	214,383	227,079
Total loans, including loans held for sale	777,215	757,923	758,352	769,235	758,679
Deposits and retail repurchase agreements	960,339	946,120	945,352	925,535	969,452
Federal Home Loan Bank advances	-	10,000	20,000	35,000	-
Shareholders' equity	131,335	130,254	126,952	123,817	120,946

AVERAGE BALANCES
Total assets	$1,090,636	$1,099,617	$1,094,578	$1,096,881	$1,080,900
Interest-earning assets	1,024,657	1,031,877	1,023,513	1,030,451	1,040,718
Investment securities available for sale, at fair value	210,929	207,575	212,186	220,412	243,955
Total loans, including loans held for sale	753,711	755,199	764,526	766,454	749,201
Deposits and retail repurchase agreements	952,314	952,768	931,828	963,215	971,744
Federal Home Loan Bank advances	2,174	13,187	31,222	1,685	-
Other borrowings	-	6	54	586	24
Shareholders' equity	131,094	128,612	125,664	123,299	100,795

SELECT PERFORMANCE RATIOS
Return on average assets	0.72%	0.74%	0.75%	0.66%	8.16%
Return on average shareholders' equity	6.00	6.32	6.54	5.87	87.51
Net interest margin	3.77	3.81	3.94	3.86	3.83

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	12.02%	11.70%	11.48%	11.24%	9.33%
Shareholders' equity as a percentage of assets	11.97	11.93	11.55	11.36	11.00
Tier 1 risk-based capital	15.41	15.29	14.82	14.24	14.26
Total risk-based capital	16.67	16.54	16.08	15.49	15.52
Tier 1 leverage	12.01	11.69	11.37	11.03	10.95

ASSET QUALITY INFORMATION
Allowance for loan losses	$15,366	$15,596	$16,243	$16,485	$16,706
Nonaccrual loans	14,611	15,269	14,035	15,108	14,735
Nonperforming assets	21,256	22,693	21,538	22,653	23,064
Loans 90 days past due and still accruing interest	243	731	-	-	1,723
Net loans charged-off (recovered)	(270)	647	242	2,021	1,157
Allowance for loan losses as a percentage of gross loans	1.98%	2.07%	2.15%	2.15%	2.21%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans	1.91	2.12	1.86	1.97	2.17
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	1.96	2.15	1.96	2.08	2.25
Net loans charged-off (recovered) as a percentage of average gross loans, annualized	(0.14)	0.34	0.13	0.64	0.61

OTHER DATA
Number of full-service branches	25	25	25	25	25
Number of full-time equivalent employees	289.0	298.8	305.0	301.5	302.5

Executive Summary

Company Overview

Our financial results were significantly impacted by the economic recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. While the economy has generally improved since then, overall economic conditions continue to present challenges for the banking industry and the Company. At the same time, the Company was impacted by fast growth from 2004 through the first quarter of 2009 during which time total assets grew 57%. This caused the Company to reach a natural “maturity/life cycle hump” requiring a more sophisticated approach to operating and managing our business.

In response to these challenges, in June 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations, including:

●	Reducing total assets primarily through the resolution of problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through a private offering of common stock consummated in 2010 (the “Private Placement”),
●	Repositioning the balance sheet from an asset/liability management standpoint including strategic reduction in higher cost time deposits,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform, and process improvements,
●	Executing specific strategies focused on revenue enhancements, expense reductions and efficiency,
●	Refining our organization structure and lines of business, and reconstituting our Senior Leadership Team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as Small Business Administration (“SBA”), corporate banking and private banking,
●	Developing tailored go-to-market strategies and expertise by line of business,
●	Returning to annual profitability in 2013, and
●	Exiting all formal regulatory directives.

We expect to remain profitable going forward, and believe our earnings will be more stable and predictable on a going-forward basis. In addition, we are now executing on a growth strategy that includes controlled and managed growth concentrating first on organic loan and deposit growth, supplemented by tactical investments in other earning assets pending sustained loan growth, and then potential growth through mergers and acquisitions of bank branches or whole bank acquisitions of smaller banks in our current or contiguous markets.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

Third Quarter 2014 Highlights

Following the significant completion of the strategic initiatives in our Strategic Project Plan, beginning in 2013 we transitioned our focus from addressing the significant issues of the past few years to our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences under the mantra of “every experience counts”. The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with The Palmetto Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving expectations. Our ongoing strategic decisions and investments will be determined in the context of executing on the Client and Teammate Experiences, both of which, along with achieving high performing financial results, are expected to increase the value of The Palmetto Bank franchise.

For the three months ended September 30, 2014, the Company reported net income of $2.0 million compared to $22.2 million for the three months ended September 30, 2013. The results of operations for third quarter 2014, as compared to the same period of 2013, were primarily influenced by the following factors:

●

During the three months ended September 30, 2013, the Company recorded an income tax benefit of $21.0 million related to the reversal of $21.0 million of its valuation allowance on the net deferred tax assets that existed at June 30, 2013.

●

Net interest income decreased $303 thousand, and net interest margin decreased 6 basis points to 3.77%. The decrease in net interest income was due to a reduction in interest income on loans resulting primarily from higher-yielding loans maturing and being replaced with new loan originations at lower rates in the current low interest rate environment. Partially offsetting this decline was lower deposit costs.

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses and loan workout expenses declined from $1.2 million during third quarter 2013 to $296 thousand during the third quarter 2014 primarily as a result of a reduction in the provision for loan losses driven by a recovery of $833 thousand on a previously charged-off loan. At September 30, 2014, 16 residential lots comprising all of our lots in one community with a net book value of $213 thousand were under contract to be sold, which is expected to close during the fourth quarter 2014. A writedown of $337 thousand was recorded during the third quarter 2014 relative to this contract.

●

Credit quality continued to improve as classified assets decreased $10.3 million from September 30, 2013 to September 30, 2014, and nonperforming assets declined $1.5 million during the same period. In addition, net charge-offs declined from $1.2 million for the three months ended September 30, 2013 to a net recovery of $270 thousand for the three months ended September 30, 2014, which was primarily the result of a recovery of a previously charged-off loan in the amount of $833 thousand. As a result of these factors, we reduced our allowance for loan losses in the third quarter 2014 which resulted in a negative provision for loan losses of $500 thousand.

●

Fees for trust, investment management and brokerage services declined $35 thousand as the result of the August 2013 conversion of our brokerage platform to Investment Professionals, Inc. (“IPI”). This conversion, as well as the transfer of our trust accounts to Thomasville National Bank (“TNB”) in June 2013, were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals (including hiring of a dedicated Private Banker in June 2013). While gross fees declined, we no longer incur the personnel and other operating costs for these businesses and, therefore, experienced a decline in those expense categories as well.

●

Mortgage-banking income declined $100 thousand from the third quarter 2013 to the third quarter 2014 due to a decline in mortgage loan sales of $9.5 million. During the third quarter 2014, we made a strategic decision to retain, rather than sell, the majority of mortgage loans originated during the quarter. We expect to continue this strategy during the fourth quarter 2014.

●

In order to further supplement organic loan growth in the third quarter 2014, we purchased a pool of 16 jumbo hybrid adjustable-rate mortgage loans for $14.0 million. These loans, which were originated during October 2012 through April 2014, are secured by residential properties located in Georgia and were subjected to our internal due diligence and underwriting guidelines prior to purchase.

●

As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the three months ended September 30, 2014, net trading account income totaled $98 thousand, interest income totaled $47 thousand and related investment management expenses totaled $67 thousand. For the three months ended September 30, 2013, net trading account income totaled $36 thousand, interest income totaled $5 thousand and related investment management expenses totaled $14 thousand.

●

As an alternative source of income and to fund overall employee benefits costs, we purchased bank-owned life insurance (“BOLI”) involving two fully-funded general account life insurance policies for which all premiums were paid by us during the fourth quarter 2013. During the three months ended September 30, 2014, earnings related to these policies totaled $78 thousand.

●

Salaries and personnel expense declined $39 thousand as a result of decreased salaries resulting from fewer average full-time equivalent teammates (primarily related to the brokerage transaction described above, reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels and refined branch roles resulting in reduced headcount starting in the third quarter 2014), offset partially by fluctuations in the levels of loan origination cost deferrals and, to a lesser extent, increased incentives.

●

Since 2012 we have implemented several client-facing and internal operational changes designed to enhance the Client Experience and improve operational efficiency resulting in an increase in Occupancy and Furniture and equipment expenses from the third quarter 2013 to the third quarter 2014.

●	Professional services expense increased $214 thousand from the third quarter 2013 to the third quarter 2014. Professional services expenses during the third quarter 2014 were incurred related to the revenue enhancement project and trading asset account management fees. The incremental professional fees from the revenue enhancement project are expected to be more than offset by increased revenues in 2014 and in 2015.
●	We recorded writedowns totaling $253 thousand on a vacant parcel of land and a vacant branch facility that are being marketed for sale.

Other highlights for the three months ended September 30, 2014 include:

●

We experienced an increase in net loans that outpaced normal and unscheduled pay-offs. Our third quarter loan originations and current pipeline are stronger than earlier in the year. During the quarter, we also retained on our balance sheet a portion of residential mortgage production. In addition, in September 2014, we purchased a pool of jumbo hybrid adjustable rate mortgage loans to supplement our organic loan growth. To the extent organic loan growth slows or unscheduled payoffs exceed our organic loan growth, we may consider additional loan pool purchases in the future.

●

We maintained our focus on growing core deposits (defined as total deposits excluding time deposits in excess of $100 thousand) and resulting overall cost of funds of 0.05%, and reduced our FHLB advances outstanding.

●

We continued to implement product, process and technology enhancements to improve the Client Experience, risk management and operational efficiency. Examples include enhanced document imaging system and workflow automation.

●	Based on a competitive market analysis, we implemented selected fee increases effective July 1 and September 1 which resulted in increased revenues beginning in the third quarter.
●	We refined the features of selected deposit products and developed new products that were introduced September 1.
●

We completed a number of process improvements to reduce expenses with the reductions beginning primarily in the third quarter, including refinement of our staffing model in our Retail branches resulting in fewer FTE.

●	We declared a dividend of $0.05 per common share payable on November 17, 2014 to shareholders of record as of November 3, 2014.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,	Dollar	Percent
	2014	2013	variance	variance
	(unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$43,383	$38,178	$5,205	13.6%
Total cash and cash equivalents	43,383	38,178	5,205	13.6

Federal Home Loan Bank stock, at cost	981	2,950	(1,969)	(66.7)
Trading account assets, at fair value	5,458	5,118	340	6.6
Investment securities available for sale, at fair value	214,582	214,383	199	0.1
Mortgage loans held for sale	268	1,722	(1,454)	(84.4)

Loans, gross	776,947	767,513	9,434	1.2
Less: allowance for loan losses	(15,366)	(16,485)	1,119	6.8
Loans, net	761,581	751,028	10,553	1.4

Premises and equipment, net	22,233	23,367	(1,134)	(4.9)
Accrued interest receivable	3,413	3,535	(122)	(3.5)
Foreclosed real estate	6,595	7,502	(907)	(12.1)
Deferred tax asset, net	18,109	22,087	(3,978)	(18.0)
Bank-owned life insurance	11,845	11,617	228	2.0
Other assets	8,727	8,742	(15)	(0.2)
Total assets	$1,097,175	$1,090,229	$6,946	0.6%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$212,813	$178,075	$34,738	19.5%
Interest-bearing	723,476	729,285	(5,809)	(0.8)
Total deposits	936,289	907,360	28,929	3.2

Retail repurchase agreements	24,050	18,175	5,875	32.3
Federal Home Loan Bank advances	-	35,000	(35,000)	(100.0)
Other liabilities	5,501	5,877	(376)	(6.4)
Total liabilities	965,840	966,412	(572)	(0.1)

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	128	127	1	0.8
Capital surplus	145,214	144,624	590	0.4
Accumulated deficit	(5,244)	(10,641)	5,397	50.7
Accumulated other comprehensive loss, net of tax	(8,763)	(10,293)	1,530	14.9
Total shareholders' equity	131,335	123,817	7,518	6.1

Total liabilities and shareholders' equity	$1,097,175	$1,090,229	$6,946	0.6%

Cash and Cash Equivalents

Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve. As a result, we have strategically managed our cash to avoid holding excess cash balances. However, during 2014 we allowed cash balances to increase as compared to December 31, 2013 to fund projected loan growth. To supplement our earnings on excess cash, in the second quarter 2014, we deposited a portion of our excess funds in money market accounts at third party institutions that are well-capitalized under the regulatory capital rules earning a return of 30 basis points, as compared to 25 basis points at the Federal Reserve.

Concentrations and Restrictions. From time to time, we may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of FDIC insurance limits are essentially uncollateralized overnight loans. We regularly evaluate the risk associated with the potential counterparties to these transactions to ensure that we would not be exposed to any significant risks with regard to cash and cash equivalent balances if we were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. As noted above, at September 30, 2014, we had $3.1 million in a money market deposit account with another financial institution.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2013, we owned FHLB stock with a carrying value of $3.0 million. During the nine months ended September 30, 2014, we purchased $225 thousand in FHLB stock, and the FHLB redeemed $2.2 million of our FHLB stock at book value thereby decreasing our balance to $981 thousand at September 30, 2014. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to an amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. The average dividend yield for the three and nine months ended September 30, 2014 was 5.52% and 4.04%, respectively. There can be no guarantee of future dividends.

Trading Account Assets

As part of our strategy to diversify our revenues and effectively utilize our cash balances, in September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. Under the account agreement, the third party has discretionary power to trade in the account subject to certain contractual restrictions. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits. We may withdraw trading account assets from the account subject to 30-days’ written notice.

At September 30, 2014, the trading account included municipal securities of $4.8 million and insured bank deposits of $655 thousand. All of the municipal securities included in trading account assets at September 30, 2014 were investment grade.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 19.6% of total assets at September 30, 2014 and 19.7% of total assets at December 31, 2013.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	September 30, 2014			December 31, 2013
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. agency	$1,923	$1,925	0.9%	$-	$-	-%
State and municipal	5,680	5,763	2.7	7,393	7,460	3.5
Collateralized mortgage obligations (federal agencies)	93,217	90,810	42.3	97,303	93,132	43.4
Other mortgage-backed (federal agencies)	79,856	79,734	37.2	76,852	76,020	35.5
SBA loan-backed (federal agency)	36,260	36,350	16.9	37,655	37,771	17.6
Total investment securities available for sale	$216,936	$214,582	100.0%	$219,203	$214,383	100.0%

The net unrealized loss on investment securities available for sale at September 30, 2014 reflects an increase in longer-term interest rates since the date the securities were purchased. While the investment securities portfolio is currently in an unrealized loss position, absent any unexpected credit losses, we will recover the full principal amount of these securities if we hold them to maturity.

All of the investment securities available for sale at September 30, 2014 were investment grade.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At September 30, 2014, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 4.09%.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at September 30, 2014 by contractual maturity and estimated principal repayment distribution (dollars in thousands). United States (“U.S.”) agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	-
Due after five years through ten years	1,923	2.5
Due after ten years	-	-
U.S. agency	1,923	2.5

Due in one year or less	2,545	3.7
Due after one year through five years	2,060	2.6
Due after five years through ten years	1,075	2.0
Due after ten years	-	-
State and municipal	5,680	3.0

Due in one year or less	538	2.5
Due after one year through five years	12,604	1.7
Due after five years through ten years	80,075	2.2
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	93,217	2.1

Due in one year or less	-	-
Due after one year through five years	40,872	1.8
Due after five years through ten years	21,257	1.1
Due after ten years	17,727
Other mortgage-backed (federal agencies)	79,856	1.2

Due in one year or less	-	-
Due after one year through five years	18,606	1.5
Due after five years through ten years	15,620	1.6
Due after ten years	2,034	2.2
SBA loan-backed (federal agency)	36,260	1.6

Due in one year or less	3,083	3.5
Due after one year through five years	74,142	1.8
Due after five years through ten years	119,950	1.9
Due after ten years	19,761	0.2
Total investment securities available for sale	$216,936	1.7%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at September 30, 2014 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Federal Home Loan Mortgage Corporation	$66,915	$65,458	49.8%
Government National Mortgage Association	23,575	22,735	17.3

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at September 30, 2014 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Government National Mortgage Association	$65,365	$65,210	49.7%

Pledged. At September 30, 2014 and December 31, 2013, securities totaling $124.2 million and $119.6 million, respectively, were pledged to secure municipal and certain other deposits, our retail repurchase agreements and our Federal Reserve and correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	At and for the nine months ended September 30,
	2014	2013
Gross loans, beginning of period	$767,513	$738,282

Additions:
Purchase of mortgage loans	13,974	-
Loan originations net of paydowns and other reductions	-	25,404
Total additions	13,974	25,404

Reductions:
Transfers to foreclosed real estate	1,285	2,073
Transfers to other loans held for sale	1,166	2,015
Net loans charged-off	619	2,784
Paydowns and other reductions net of loan originations	1,470	-
Total reductions	4,540	6,872

Gross loans, end of period	$776,947	$756,814

We are aggressively pursuing organic loan growth to generate a higher level of interest-earning assets. Currently, demand for new loans from credit-worthy borrowers is not yet consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved monthly loan origination volumes since 2012 in certain products and markets, but such improved origination activity is not yet indicative of a continuing trend. The face amount of total loan production was $164 million and $207 million for the nine months ended September 30, 2014 and 2013, respectively.

To supplement organic loan growth, during the three months ended September 30, 2014 we purchased $14.0 million of jumbo hybrid adjustable-rate mortgages, along with the related servicing, and retained mortgage production that we normally would have sold. As a result, total loans increased from June 30, 2014. Our loan origination pipeline is currently stronger than earlier in the year. However, to the extent organic loan growth slows or unscheduled payoffs exceed our organic loan growth, we may continue to retain residential mortgage and SBA loan production and consider additional loan pool purchases in the future.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale and the related valuation allowance, if applicable, for the nine months ended September 30, 2014 and 2013, see Item 1. Financial Statements, Note 6, Other Loans Held for Sale and Valuation Allowance.

During the nine months ended September 30, 2014 and 2013, we sold SBA loans for proceeds totaling $1.2 million and $2.2 million, respectively, and recognized gains of $70 thousand and $207 thousand, respectively.

Loan Composition. See Item 1. Financial Statements, Note 5, Loans, for a summary of gross loans categorized by portfolio segment as of September 30, 2014 and December 31, 2013. Mortgage loans serviced for the benefit of others totaled $385.0 million and $384.5 million at September 30, 2014 and December 31, 2013, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. At September 30, 2014, commercial real estate loans comprised 57.4% of gross loans and 318.4% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. The Bank must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. For disclosure regarding pledged loan collateral, see Item 1. Financial Statements, Note 5, Loans.

Asset Quality. Our commercial real estate loan portfolio was negatively impacted by the challenging economic environment that began in 2008. Given the negative credit-quality trends that began in 2008 and accelerated during 2009 and 2010, we performed an extensive analysis of our commercial loan portfolio with particular focus on commercial real estate loans. The analysis included internal and external loan reviews that required detailed, written analyses for the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of loans. Of particular significance is that these reviews identified 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge-offs and writedowns on other loans held for sale and foreclosed real estate recorded from 2009 through 2012. In general, these loans had one or more of the following common characteristics:

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

This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that was comprised of loans in our market area to our in-market clients that were underwritten by loan officers using our credit underwriting standards. Accordingly, with regard to the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remaining loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses during 2013 and the first nine months of 2014 have been much less significant.

While asset-quality measures remain at historically subpar levels, such measures have improved significantly from their negative peak levels.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2014	2013

Commercial real estate
Construction, land development and other land loans	$1,205	$3,872
Multifamily residential	-	181
Nonfarm nonresidential	9,194	4,832
Total commercial real estate	10,399	8,885

Single-family residential
Single-family real estate, revolving, open-end loans	790	797
Single-family real estate, closed-end, first lien	2,092	3,176
Single-family real estate, closed-end, junior lien	85	129
Total single-family residential	2,967	4,102

Commercial and industrial	1,122	1,885

Indirect automobile	104	210
All other consumer	19	26
Total consumer	123	236

Farmland and other	-	-
Total nonaccrual loans	14,611	15,108

Foreclosed real estate	6,595	7,502
Repossessed personal property	50	43
Total foreclosed real estate and repossessed personal property	6,645	7,545

Total nonperforming assets	$21,256	$22,653

Over 90 days past due and still accruing interest	$243	$-
Troubled debt restructurings included in nonaccrual loans above	5,283	2,184
Loans, gross	776,947	767,513
Total assets	1,097,175	1,090,229

Total nonaccrual loans as a percentage of:
loans	1.88%	1.97%
total assets	1.33	1.39

Total nonperforming assets and loans over 90 days and still accruing interest as a percentage of:
loans and foreclosed real estate and personal property	2.74%	2.92%
total assets	1.96	2.08

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

Total loans migrating into nonaccrual status were $1.9 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively and $10.8 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, one relationship totaling $4.3 million migrated into nonaccrual loans. Accordingly, we do not believe the level of loans migrating into nonaccrual status through the nine months ended September 30, 2014 is indicative of an expected trend going forward. Rather, we believe the overall declining trend in loans migrating into nonaccrual status is an indication of improved credit quality in our overall loan portfolio and a leading indicator of more normalized credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at September 30, 2014. None of these loans were out-of-market or purchased participation loans.

	% of total nonaccrual loans	Loan count
Residential lots/golf course development	23%	2
Commercial-use real estate	12	1
Total	35%	3

Additional interest income of $67 thousand and $408 thousand would have been reported during the three and nine months ended September 30, 2014, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at the date indicated (in thousands).

September 30, 2014
Construction, land development and other land	$5,701
Single-family residential	148
Multifamily residential	109
Nonfarm nonresidential	637
Total foreclosed real estate	$6,595

Included in foreclosed real estate at September 30, 2014 were 77 residential lots with an aggregate net book value of $5.6 million in three separate communities related to one real estate development. During the nine months ended September 30, 2014 and 2013, we recorded writedowns on these properties of $946 thousand and $1.7 million, respectively, to reflect declines in fair value. Our ownership within one community was comprised of 16 lots, and in September 2014, the Company entered into a contract to sell these lots and recorded a writedown of $337 thousand. The sale is expected to close during the fourth quarter 2014. The consummation of this sale will reduce our concentration to this particular development by 10%.

In December 2013, ownership of the development was consolidated, and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our remaining lots. Due to the number of lots owned, change in ownership of the development in December 2013 and the generally depressed state of the residential housing market, absent additional bulk sales of the lots, we expect the resolution of these remaining lots to occur over several years, and this resolution may result in additional writedowns based on receipt of annual appraisals.

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

For disclosure regarding changes in foreclosed real estate at and for the three and nine months ended September 30, 2014 and 2013, see Item 1. Financial Statements, Note 10, Foreclosed Real Estate and Repossessed Personal Property.

The following table summarizes the components of foreclosed real estate writedowns charged to expense for the periods indicated (in thousands).

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Writedowns related to the receipt of updated appraisals	$32	$684
Writedowns related to the execution of sales contracts	603	765
Total foreclosed real estate writedowns charged to expense	$635	$1,449

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $21.3 million and $28.9 million at September 30, 2014 and December 31, 2013, respectively, of which $16.1 million (75.3%) and $26.7 million (92.5%) were performing.

At December 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure). Cumulative net charge-offs of $2.6 million have been recorded on these loans. The aggregate balances of the A and B loans at December 31, 2013 were $4.7 million and $2.1 million, respectively. During the nine months ended September 30, 2014, the A note relative to one A/B loan structure was repaid for which the B note had been previously charged-off. As a result, at September 30, 2014, we only had two loans that had been split into an A/B loan structure. Cumulative net charge-offs of $381 thousand have been recorded on these loans, none of which was charged-off during 2014. As of September 30, 2014, all of the A loans are currently performing in accordance with their terms. The aggregate balances of the A and B loans at September 30, 2014 were $4.4 million and $2.1 million, respectively. Additionally, at September 30, 2014, both of the A/B loan structures were reported as troubled debt restructurings.

Six individual loans greater than $1 million comprised $17.0 million (79.4%) of our troubled debt restructurings at September 30, 2014. Two of these loans experienced a term concession, one experienced rate and term concessions, one experienced rate and term concessions as well as principal reduction, one experienced a reduction in principal and one experienced a rate concession. At September 30, 2014, five of the six troubled debt restructurings individually greater than $1 million were performing.

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. During the nine months ended September 30, 2014, troubled debt restructurings totaling $7.5 million were removed from troubled debt restructuring status, and none were removed during the third quarter 2014. Loans removed from troubled debt restructuring status continue to be evaluated for impairment.

For additional disclosure regarding troubled debt restructurings, see Item 1. Financial Statements, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of September 30, 2014, total potential problem loans totaled $27.3 million, of which $12.6 million were troubled debt restructurings. Total potential problem loans decreased $1.2 million (4.2%) from December 31, 2013 to September 30, 2014 and $120.1 million (81.5%) from the June 30, 2010 peak to September 30, 2014.

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

The allowance for loan losses decreased to $15.4 million, or 1.98% of gross loans, at September 30, 2014, compared to $16.5 million, or 2.15% of gross loans, at December 31, 2013. The reduced coverage percentage at September 30, 2014 as compared to December 31, 2013 was the result of the continued overall improvement in credit quality and reduced risk profile of the loan portfolio.

In general, since 2012 we have experienced improved trends in certain credit-quality metrics related to our loan portfolio. Total loans migrating into nonaccrual status have declined overall from the elevated levels experienced in 2010 and 2011 and, as a result, nonaccrual loans of $14.6 million at September 30, 2014 represented an 87.1% reduction from the peak at March 31, 2010. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. To the extent such improvement in credit quality continues, we may further reduce our allowance for loan losses in future periods based on our assessment of the inherent risk in the loan portfolio at those future reporting dates.

We continue to pursue collection of charged-off loans, which may result in recoveries in future periods. During the third quarter 2014, we had recoveries totaling $991 thousand, $833 thousand of which related to one loan. Additional recoveries, some of which may be individually significant, may occur in the future. Recoveries and/or other reductions in the allowance for loan losses may also result in a lower provision for loan losses being recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at September 30, 2014, and indirectly the provision for loan losses for the three months ended September 30, 2014, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the uncertain overall economic environment including inconsistent month to month business activity and loan production within our geographic market,
●	The cumulative impact of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 81.8% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at September 30, 2014 although, while still at an elevated level, nonperforming assets decreased 85.0% from the peak at March 31, 2010,

●

Our criticized loans decreased 6.0% from June 30, 2014 and 15.9% from September 30, 2013. Our classified loans increased slightly (1.6%) from June 30, 2014 while decreasing 15.1% from September 30, 2013,

●	The trend and elevated level of the historical loan loss rates (and recoveries) within our loan portfolio,
●	The results of our internal and external loan reviews and
●	Our individual impaired loan analysis which identified:
o	Improving but some stress on certain borrowers based on liquidity and
o	Stabilizing but still generally depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Allowance for loan losses, beginning of period	$15,596	$17,218	$16,485	$17,825

Provision for loan losses	(500)	645	(500)	1,665

Loans charged-off
Commercial real estate	150	526	929	1,284
Single-family residential	331	179	520	611
Commercial and industrial	33	472	178	846
Consumer	49	58	159	219
Other	158	151	425	501
Total loans charged-off	721	1,386	2,211	3,461

Recoveries
Commercial real estate	61	40	312	108
Single-family residential	840	28	945	87
Commercial and industrial	11	44	35	79
Consumer	10	36	62	111
Other	69	81	238	292
Total loans recovered	991	229	1,592	677

Net loans charged-off	(270)	1,157	619	2,784

Allowance for loan losses, end of period	$15,366	$16,706	$15,366	$16,706

Average gross loans	$752,766	$747,403	$756,389	$740,645
Loans, gross	776,947	756,814	776,947	756,814
Nonaccrual loans	14,611	14,735	14,611	14,735

Net loans charged-off (recovered) as a percentage of average gross loans, annualized	(0.14%)	0.61%	0.11%	0.50%
Allowance for loan losses as a percentage of gross loans	1.98	2.21	1.98	2.21
Allowance for loan losses as a percentage of nonaccrual loans	105.17	113.38	105.17	113.38

In addition to loans charged-off in their entirety in the ordinary course of business, included within total loans charged-off were charge-offs on loans individually evaluated for impairment for the three months ended September 30, 2014 and 2013 totaling $142 thousand and $1.0 million, respectively and $516 thousand and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Charge-offs were taken on certain collateral-dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third-party appraisals.

We analyze certain individual loans within the loan portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently or have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans classified as doubtful and those in nonaccrual status. At September 30, 2014, we had four loan relationships totaling $4.9 million with a Bank-funded interest reserve. None of these loans were considered impaired at September 30, 2014.

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

At September 30, 2014 and December 31, 2013, impaired loans totaled $40.5 million and $44.7 million, respectively, of which $21.3 million and $28.9 million, respectively, were classified as troubled debt restructurings. At September 30, 2014, 55.3% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 44.7%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

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

For additional disclosure regarding changes in the allowance for loan losses and recorded investment in gross loans, see Item 1. Financial Statements, Note 5, Loans.

Portions of the allowance for loan losses may be allocated to specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Absent the impact of unexpected negative trends in credit quality, we expect our allowance for loan losses coverage ratio to be reduced further in the fourth quarter 2014 and in 2015.

Premises and Equipment, net and Long-Lived Assets Held for Sale

Premises and equipment, net decreased $1.1 million (4.9%) during the nine months ended September 30, 2014 due primarily to depreciation of $1.8 million, partially offset by investments in technology to enhance the Client Experience and improve operational efficiency.

We are currently marketing for sale a vacant parcel of land and a vacant branch facility with a total net book value of $432 thousand, both of which are classified as long-lived assets held for sale. Long-lived assets held for sale, which are included in Other assets in the Consolidated Balance Sheet, declined $253 thousand during the nine months ended September 30, 2014, reflecting writedowns to reflect declines in estimated fair value.

Net Deferred Tax Asset

As of September 30, 2014, net deferred tax assets of $18.1 million were recorded in the Company’s Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

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

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we purchased two BOLI policies on certain members of our leadership team for which all premiums were paid by us during the fourth quarter 2013. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at September 30, 2014. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. During the three and nine months ended September 30, 2014, earnings on these policies totaled $78 thousand and $228 thousand, respectively.

Deposit Activities

Deposits have historically been our primary source of funds and a competitive strength resulting in a cost of funds of 0.05% for the nine months ended September 30, 2014, which reflects our strong core deposit franchise. Deposits also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges and other ancillary banking services. We set annual targets for deposit balances in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 108-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we believe that we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest-rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	September 30, 2014		December 31, 2013
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$212,813	22.7%	$178,075	19.6%
Interest-bearing transaction deposits	319,133	34.1	316,214	34.9
Transaction deposits	531,946	56.8	494,289	54.5

Money market deposits	139,552	14.9	136,476	15.0
Savings deposits	89,406	9.6	79,760	8.8
Time deposits	175,385	18.7	196,835	21.7
Total deposits	$936,289	100.0%	$907,360	100.0%

As a result of the cash received from the Private Placement in 2010, a general lack of loan growth in 2011 and 2012 and in order to manage our net interest margin, we have not pursued retention of maturing higher-priced time deposit accounts since the fourth quarter 2010. As these time deposits matured, some were renewed at lower rates or placed in interest-bearing transaction deposit accounts and others were withdrawn from the Bank. The maturity of these time deposits has resulted in a significant improvement in our interest expense on deposits. During 2013, $338.0 million of time deposits matured with a weighted-average rate of 1.34%. Going forward, the opportunity for further improvement in our cost of funds paid on deposits from maturing time deposits is significantly reduced as time deposits that are scheduled to mature over the remainder of 2014 and 2015 are at weighted-average rates of 0.09% and 0.20%, respectively.

Noninterest-bearing deposits increased $34.7 million during the nine months ended September 30, 2014 while interest-bearing deposits decreased $5.8 million during the same period. The increase in noninterest-bearing deposits was due to the Company’s continued execution of several strategies to continue growing core deposits through increasing balances in existing accounts as well as growth in the number of households. These strategies include proactively focusing on client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge and enhancing existing deposit products. The decrease in interest-bearing deposits was the result of growth in interest-bearing core deposits being more than offset by a strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. For example, in 2013 we began a client rewards program to encourage clients to use their debit cards. This effort is designed to increase the likelihood that these accounts become the clients’ primary checking account, which typically carries higher balances and has higher account retention. Similarly, starting in 2013 we also began a referral rewards program which rewards clients for referring new clients to the Bank. In March 2014 we also hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients. We also introduced enhancements to existing deposit products and implemented new deposit products on September 1, 2014.

Jumbo Time Deposit Accounts. Jumbo time deposit accounts are accounts with balances totaling $100 thousand or greater at an indicated date and totaled $69.6 million and $79.7 million at September 30, 2014 and December 31, 2013, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 5.5% at December 31, 2013 to 2.5% at September 30, 2014 resulting from repayment of FHLB advances partially offset by increases in retail repurchase agreements during the nine months ended September 30, 2014 while total liabilities remained relatively unchanged as a result of an increase in deposits.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government or agency securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options for the Bank include lines of credit from correspondent banks, brokered time deposits, FHLB advances and the Federal Reserve Discount Window. In addition, during the second quarter 2014, we filed a shelf registration with the SEC to provide capacity and flexibility for the Company’s possible future funding needs. The registration allows the Company to issue a variety of registered debt and/or equity securities of up to $50 million; however there are currently no plans to access such funding. Wholesale funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates.

Correspondent Bank Lines of Credit. At December 31, 2013, the Bank had access to three secured and two unsecured lines of credit from four correspondent banks totaling $60 million. During the nine months ended September 30, 2014, the Bank obtained two additional unsecured lines totaling $20 million. The following table summarizes the Bank’s correspondent bank lines of credit at September 30, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Available facility	$35,000	$45,000	$80,000
Count	3	4	7

Subsequent to September 30, 2014, one secured line totaling $5 million was converted to an unsecured line and $15 million of a secured line was converted to an unsecured line. None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

Brokered Time Deposits. We have agreements in place that allow us to offer time deposit accounts on a national basis through brokers and on-line listing services. Brokered time deposits are a ready source of funds that are generally more expensive than time deposits obtained through our local markets. Brokered time deposits are generally only available to banks that are considered well-capitalized under the regulatory prompt corrective action regulations. Other than to test access to such markets, we have not obtained brokered time deposits or time deposits from on-line listing services and had no such borrowings outstanding at December 31, 2013 and September 30, 2014.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	September 30,	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$74,090	$90,225
FHLB advances outstanding	-	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$74,090	$55,225

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

Capital

At September 30, 2014, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended September 30,		At and for the nine months ended September 30,
	2014	2013	2014	2013
Total shareholders' equity	$131,335	$120,946	$131,335	$120,946
Average shareholders' equity	131,094	100,795	128,477	100,716

Shareholders' equity as a percentage of assets	11.97%	11.00%	11.97%	11.00%
Average shareholders' equity as a percentage of average assets	12.02	9.33	11.73	9.20

Book value per common share	$10.27	$9.46	$10.27	$9.46
Cash dividends declared per common share	0.05	-	0.05	-
Dividend payout ratio	32.3%	n/a	10.6%	n/a

Dividends. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the three and nine months ended September 30, 2014, the Company declared dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per share
7/17/2014	8/7/2014	8/18/2014	$0.05

The dividends payable to shareholders were funded by dividends paid to the Company by the Bank.

In October 2014, the Company declared a cash dividend of $0.05 per common share payable in November 2014.

The dividends paid to shareholders were funded by dividends paid to the Company by the Bank. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

Basel III. In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments including limits on the amount of deferred tax assets and servicing rights that may be included in regulatory capital. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015, and the requirements in the rule will be fully phased in by January 1, 2019. While the ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed, we currently do not believe Basel III will have a material impact upon implementation.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under current regulatory capital requirements, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

For regulatory capital purposes, deferred tax assets that are dependent on future taxable income generally are limited to the lesser of (1) the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date based on our projected future taxable income for that year or (2) 10% of the amount of our Tier 1 capital. At September 30, 2014, $6.9 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since September 30, 2014, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 22, Regulatory Capital Requirements.

Equity. At September 30, 2014, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,206,457 at October 24, 2014. To date, we have not issued any shares of preferred stock.

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

Overall, we have repositioned the balance sheet to utilize our excess cash more effectively. This includes investing in higher-yielding investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) until sustained loan growth resumes as well as paying down higher-priced funding such as maturing time deposits. Future net loan growth is expected to be funded primarily from excess cash balances at September 30, 2014, increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at September 30, 2014, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at September 30, 2014 and December 31, 2013 was $138 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		Dollar	Percent
	2014	2013	variance	variance

Interest income
Interest earned on cash and cash equivalents	$25	$24	$1	4.2%
Dividends received on Federal Home Loan Bank stock	15	8	7	87.5
Interest earned on trading account assets	47	5	42	840.0
Interest earned on investment securities available for sale	944	1,010	(66)	(6.5)
Interest and fees earned on loans	8,840	9,476	(636)	(6.7)
Total interest income	9,871	10,523	(652)	(6.2)

Interest expense
Interest expense on deposits	124	475	(351)	(73.9)
Interest expense on Federal Home Loan Bank advances	2	-	2	n/m
Total interest expense	126	475	(349)	(73.5)

Net interest income	9,745	10,048	(303)	(3.0)

Provision for loan losses	(500)	645	(1,145)	(177.5)

Net interest income after provision for loan losses	10,245	9,403	842	9.0

Noninterest income
Service charges on deposit accounts, net	1,929	1,862	67	3.6
Fees for trust, investment management and brokerage services	179	214	(35)	(16.4)
Mortgage-banking	275	375	(100)	(26.7)
Debit card and automatic teller machine income, net	603	544	59	10.8
Bankcard services	76	70	6	8.6
Investment securities losses, net	-	(44)	44	(100.0)
Trading account income, net	98	36	62	172.2
Other	248	222	26	11.7
Total noninterest income	3,408	3,279	129	3.9

Noninterest expense
Salaries and other personnel	4,823	4,862	(39)	(0.8)
Occupancy	1,086	1,074	12	1.1
Furniture and equipment	952	930	22	2.4
Professional services	705	491	214	43.6
Federal Deposit Insurance Corporation deposit insurance assessment	351	355	(4)	(1.1)
Marketing	290	267	23	8.6
Foreclosed real estate writedowns and expenses	661	173	488	282.1
Loan workout	135	410	(275)	(67.1)
Other	1,479	1,273	206	16.2
Total noninterest expense	10,482	9,835	647	6.6

Income before provision (benefit) for income taxes	3,171	2,847	324	11.4

Provision (benefit) for income taxes	1,189	(19,386)	20,575	(106.1)

Net income	$1,982	$22,233	$(20,251)	(91.1)%

Common and per share data
Net income - basic	$0.15	$1.74	$(1.59)	(91.4)%
Net income - diluted	0.15	1.74	(1.59)	(91.4)
Cash dividends declared	0.05	-	0.05	n/m
Book value	10.27	9.46	0.81	8.6

Average common shares issued and outstanding	12,710,091	12,663,162
Average diluted common shares issued and outstanding	12,771,634	12,674,743

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

Net interest income totaled $9.7 million and $10.0 million for the three months ended September 30, 2014 and 2013, respectively. Overall, net interest income for the three months ended September 30, 2014 was impacted by the following:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates in 2007 and 2008 and subsequent quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we refined the type of loan and deposit products we pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although competitive pressures make the ability to obtain such floors more difficult. At September 30, 2014, loans aggregating $170.8 million had interest-rate floors of which $75.6 million had floors greater than or equal to 5%.

●

Very competitive loan pricing for credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended September 30, 2014 and 2013 totaling $67 thousand and $197 thousand, respectively.
●

An increase of $5.4 million (0.7%) in average gross loans during the third quarter 2014 as compared to the third quarter 2013 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs. Because most of our third quarter 2014 loan originations occurred in September, we only earned interest income on these loans during a portion of the quarter. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

We retained a larger portion of our residential mortgage loan production on our balance sheet during the third quarter 2014. We expect to continue this strategy, including retention of SBA loan production, during the fourth quarter 2014.

●

In September 2014, we also purchased a pool of 16 jumbo hybrid adjustable rate mortgage loans for $14 million to supplement our organic loan growth. To the extent organic loan growth slows or unscheduled payoffs exceed our organic loan growth, we may consider additional loan pool purchases in the future.

●

Strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to further reduce time deposit costs is limited as the weighted-average rate of time deposits scheduled to mature over the remainder of 2014 and 2015 is 0.09% and 0.20%, respectively.

●

A slight increase in the level of medium-term interest rates during the third quarter 2014 as compared to the third quarter 2013, a declining unemployment rate and sustained, albeit low, job growth. The higher level of medium term interest rates has resulted in a general steepening of the yield curve. Over time an increase in interest rates to more stable historical levels is expected to improve our net interest margin.

●

Pursuing alternative investments. For example, in 2013 and through September 30, 2014 we invested a total of $450 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $5.0 million in a municipal bond trading account and $10.0 million in BOLI policies.

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

	For the three months ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$53,528	$25	0.19%	$45,530	$24	0.21%
Federal Home Loan Bank stock	1,079	15	5.52	1,380	8	2.30
Trading account assets	5,410	47	3.45	652	5	3.04

Investment securities available for sale, taxable (1)	205,452	903	1.76	235,727	943	1.60
Investment securities available for sale, nontaxable (1)	5,477	41	2.99	8,228	67	3.26
Total investment securities available for sale	210,929	944	1.79	243,955	1,010	1.66

Loans (2)	753,711	8,840	4.65	749,201	9,476	5.02
Total interest-earning assets	1,024,657	9,871	3.82	1,040,718	10,523	4.01

Noninterest-earning assets
Cash and cash equivalents	9,314			9,354
Allowance for loan losses	(15,602)			(17,104)
Premises and equipment, net	22,556			23,955
Accrued interest receivable	3,270			3,313
Foreclosed real estate	7,177			8,023
Deferred tax asset, net	18,526			1,876
Other assets	20,738			10,765
Total noninterest-earning assets	65,979			40,182

Total assets	$1,090,636			$1,080,900

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$321,179	$10	0.01%	$308,856	$10	0.01%
Money market deposits	139,921	10	0.03	133,483	8	0.02
Savings deposits	88,957	3	0.01	79,740	2	0.01
Time deposits	178,823	101	0.22	241,667	455	0.75
Total interest-bearing deposits	728,880	124	0.07	763,746	475	0.25

Retail repurchase agreements	18,177	-	-	19,521	-	-
Federal Home Loan Bank advances	2,174	2	0.36	-	-	-
Other borrowings	-	-	-	24	-	-
Total interest-bearing liabilities	749,231	126	0.07	783,291	475	0.24

Noninterest-bearing liabilities
Noninterest-bearing deposits	205,257			188,477
Other liabilities	5,054			8,337
Total noninterest-bearing liabilities	210,311			196,814

Total liabilities	959,542			980,105

Shareholders' equity	131,094			100,795

Total liabilities and shareholders' equity	$1,090,636			$1,080,900

NET INTEREST INCOME / NET INTEREST MARGIN		$9,745	3.77%		$10,048	3.83%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)	Calculated including mortgage and other loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change.

	For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$4	$(3)	$1
Federal Home Loan Bank stock	(2)	9	7
Trading account assets	41	1	42
Investment securities available for sale	(163)	97	(66)
Loans (1)	57	(693)	(636)
Total interest income	(63)	(589)	(652)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	-	-	-
Money market deposits	-	2	2
Savings deposits	-	1	1
Time deposits	(96)	(258)	(354)
Total interest-bearing deposits	(96)	(255)	(351)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	2	-	2
Other borrowings	-	-	-
Total interest expense	(94)	(255)	(349)

Net interest income	$31	$(334)	$(303)

      (1) Calculated including mortgage loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

A negative provision for loan losses of $500 thousand was recorded during the three months ended September 30, 2014 compared to a provision for loan losses of $645 thousand during the three months ended September 30, 2013. This reduction reflects our improved credit quality, an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards, net recoveries during the third quarter 2014 (including an $833 thousand recovery on a single relationship) and generally improving economic conditions. The following table summarizes credit quality key performance indicators impacting the level of the provision for loan losses recorded in the third quarter 2014 and 2013 (in thousands).

	At and for the three months ended September 30,		Dollar
	2014	2013	variance
Net loans charged-off (recovered)	$(270)	$1,157	$(1,427)
Nonaccrual loans	14,611	14,735	(124)
Loans greater than 90 days past due and still accruing	243	1,723	(1,480)
Loans past due 30-89 days	3,442	3,078	364
Classified loans	41,775	49,232	(7,457)
Troubled debt restructurings	21,348	29,447	(8,099)

The lower level of problem assets is expected to continue to result in a more stable provision for loan losses going forward, and even the potential for a negative provision in subsequent quarters. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provision for loan losses. Absent unexpected negative trends in credit quality, we expect our annual net charge-offs to normalize in 2015 at 25 to 35 basis points of average loans outstanding.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the three months ended September 30,
	2014	2013
Service charges on deposit accounts, net	$1,929	$1,862
Fees for trust, investment management and brokerage services	179	214
Mortgage-banking	275	375
Debit card and automatic teller machine income, net	603	544
Bankcard services	76	70
Investment securities gains, net	-	(44)
Trading account income, net	98	36
Other	248	222
Total noninterest income	$3,408	$3,279

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.5% of average transaction deposit balances for both the three months ended September 30, 2014 and 2013. During 2013, we implemented tiered NSF pricing and a reduction in courtesy overdraft limits in connection with changes to our MyPalmetto checking account product. The revised NSF pricing structure resulted in a reduction in the amount of NSF fees for most of our clients who trigger an occasional NSF item while increasing our overall fees for those clients using this service on a recurring basis.

During the first half of 2014, we performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, we implemented selected fee changes with most of the changes effective July 1 and September 1. Among the changes were changes related to the NSF tiered pricing structure, overdraft fees, including a decrease in the time period before a daily overdraft fee is assessed from 8 business days to 5 business days, an increase in the overdraft protection transfer fee from $5 to $10 per transfer and the elimination of item return / item paid fees on accounts overdrawn at the end of the business day by $5 or less.

We also refined the features of selected deposit products and introduced new products (including re-introducing student checking) effective September 1. These changes, along with other selected loan related and other fee increases, are projected to continue to increase noninterest income in the fourth quarter 2014 with a full year of increased noninterest income in 2015 of approximately $750 thousand.

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

In August 2013, we entered into a Non-Deposits Investment Products Marketing Agreement (the “Marketing Agreement”) with IPI, which replaced a similar agreement with a different broker-dealer. IPI provides brokerage services to our clients including acting as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients and maintaining securities in client accounts as agent. Under the Marketing Agreement, we provide office space and other support services in our existing facilities to the IPI employees who provide the brokerage services. In exchange, we earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the Marketing Agreement.

Other than an immaterial amount of contract termination costs, execution of the agreements did not result in any gain or loss upon the consummation of these transactions.

The decrease in trust, investment management and brokerage services revenue during the third quarter 2014 as compared to the third quarter 2013 was partially the result of the conversion of our brokerage platform to IPI in August 2013. The trust and brokerage actions are part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals.

While our gross brokerage revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. On a net basis, our earnings related to trust and brokerage declined slightly while the transitions occurred in 2013 but have since increased with the expectation that they will eventually exceed our historical levels going forward.

For trust and brokerage services, TNB and IPI, respectively, have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. In addition, in 2013 we hired a Private Banker who serves in a key relationship management role in our Wealth Management business.

Mortgage-Banking. We generally sell the residential mortgage loans we originate. Normally, we retain the obligation to service these loans in order to maintain the client relationships. During the third quarter 2014, we made a strategic decision to retain, rather than sell, the majority of mortgage loans originated during the quarter in order to supplement our organic loan growth.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2014	2013
Mortgage-servicing fees	$241	$255
Gain on sale of mortgage loans held for sale	352	379
Mortgage-servicing rights portfolio amortization and impairment	(142)	(193)
Derivative loan commitment income (expense)	(223)	147
Forward sales commitment income (expense)	38	(245)
Other	9	32
Total mortgage-banking income	$275	$375

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.26%

Mortgage loans originated during the third quarter 2014 decreased to $8.7 million compared to $21.8 million during the third quarter 2013. The gain on sale of mortgage loans decreased during the third quarter 2014 as compared with the third quarter 2013 due to a decline in the volume of loans sold from $23.2 million during the third quarter 2013 to $13.7 million during the third quarter 2014 which was partially offset by improved pricing. As a result of our decision to retain our mortgage loan production during the third quarter 2014, $4.4 million of mortgage loan originations were retained on the balance sheet as opposed to being sold. We expect to continue this strategy during the fourth quarter 2014.

Mortgage-banking income during the three months ended September 30, 2014 and 2013 was also impacted by fair market value adjustments on mortgage loan origination and sales commitments considered derivative financial instruments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date. Since we have historically sold the mortgage loans we originate each quarter, the notional amount of our commitments to originate mortgage loans held for sale have been accounted for as derivative financial instruments and reflected at fair market value in the Consolidated Balance Sheets. However, since we intend to retain the potential mortgage loans associated with commitments to lend at September 30, 2014, fewer commitments to originate conforming mortage loans were accounted for as derivative financial instruments at September 30, 2014. The expense for the three months ended September 30, 2014 primarily reflects the reduction in fair value of the commitments to originate mortgage loans held for sale that existed at June 30, 2014 and were fulfilled or expired during the third quarter 2014.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $59 thousand (10.8%) from the three months ended September 30, 2013 to the three months ended September 30, 2014 primarily as a result of efforts designed to encourage client debit card use. For example, in 2013, we began a client rewards program designed with this intent.

Trading Account Income, Net. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands). Interest earned on trading assets is included in Interest income and investment management expenses are included in Professional services noninterest expense in the Consolidated Statements of Income.

	For the three months ended September 30,
	2014	2013
Interest earned on trading account assets	$47	$5
Trading account income, net	98	36
Investment management expenses	67	14

Other. Other noninterest income increased $26 thousand (11.7%) from the three months ended September 30, 2013 to the three months ended September 30, 2014. This increase was driven by $78 thousand of income on BOLI policies during the third quarter 2014 that were purchased during the fourth quarter 2013. Earnings on these policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs.

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

●

Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was partially reinstated effective July 1, 2013 with the Company providing a match of $0.10 per dollar of participant contributions up to 6% of a teammate’s eligible compensation. The Company’s matching contribution was increased to $0.25 per dollar of participant contributions effective July 1, 2014,

●	Eliminating officer perquisites,
●	Reducing the business hours of our branches,
●	Implementing refined staffing models for our branches resulting in reduced teammate headcount,
●	Reducing courier runs from our branches,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency related to the Retail Banking network and lending processes,
●	Consolidating two branches and selling two branches in 2012,
●	More fully leveraging existing technology, implementing more advanced technology, automating manual processes and other process improvements, and
●	Consolidating communications providers.

We have additional process improvement projects in process that are expected to result in further operational efficiencies and expense reductions during the fourth quarter 2014 including additional reductions in courier runs from our branches, further transition to part-time staffing in our branches and additional automation of manual processes. These expense reduction initiatives are expected to result in operating expense reductions in the fourth quarter 2014 with a full year of decreased noninterest expense in 2015 of approximately $500 thousand.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the three months ended September 30,
	2014	2013
Salaries and other personnel	$4,823	$4,862
Occupancy	1,086	1,074
Furniture and equipment	952	930
Professional services	705	491
Federal Deposit Insurance Corporation deposit insurance assessment	351	355
Marketing	290	267
Foreclosed real estate writedowns and expenses	661	173
Loan workout	135	410
Other	1,479	1,273
Total noninterest expense	$10,482	$9,835

Salaries and Other Personnel. Salaries and other personnel expense declined $39 thousand as a result of decreased salaries resulting from fewer average full-time equivalent teammates (primarily related to the brokerage transaction described above, reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels and refined branch roles resulting in reduced headcount starting in the third quarter 2014) offset partially by a decline in loan origination cost deferrals and, to a lesser extent, increased incentives. At September 30, 2014, full time equivalent teammates were 289.0 compared to 304.5 at September 30, 2013.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $34 thousand (17.0%) from the third quarter 2013 to the third quarter 2014 due to continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $214 thousand (43.6%) from the third quarter 2013 to the third quarter 2014. Professional services expenses during the third quarter 2014 were incurred related to the revenue enhancement project and trading asset account management fees. The incremental professional fees from the revenue enhancement project are expected to be more than offset by increased revenues in 2014 and in 2015.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $4 thousand (1.1%) from the third quarter 2013 to the third quarter 2014 due to a slight fluctuation in our assessment base. FDIC insurance premiums are expected to decline in the fourth quarter 2014 and in 2015 as a result of an improvement in the Bank’s risk tier for assessment purposes.

Marketing. Marketing expenses increased $23 thousand (8.6%) from the third quarter 2013 to the third quarter 2014 and are a function of the timing and duration of planned marketing campaigns and initiatives.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $661 thousand for the third quarter 2014 compared to $173 thousand for the third quarter 2013.

We own residential lots in several communities related to one real estate development. In December 2013, ownership of the development was consolidated and the current owner is refining its development and marketing plan. We continue to work directly with the owner to market and sell our lots. Foreclosed real estate writedowns in the third quarter 2014 included $337 thousand related to 16 lots comprising all the lots in one community which were under contract for sale at September 30, 2014. The sale is expected to close during the fourth quarter 2014.

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

Other. Other noninterest expense increased $206 thousand (16.2%) from the third quarter 2013 to the third quarter 2014 primarily as a result of writedowns of $253 thousand during the third quarter 2014 on long-lived assets to reflect a reduction in their estimated fair values based on receipt of an updated appraisal and an evaluation of current market conditions. These increased writedowns were partially offset by a reduction of $80 thousand in telecommunication expenses over the periods presented as a result of reconfiguring our branch telecommunications network and reducing the number of telecommunications business partners.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended September 30, 2014 of $1.2 million included $1.0 million of deferred federal income tax expense, provision for state income tax of $86 thousand and $75 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The benefit for income taxes for the three months ended September 30, 2013 totaled $19.4 million and included a provision of $987 thousand for state income tax and $68 thousand for federal alternative minimum tax. In addition, $21.0 million of the third quarter 2013 benefit reflects the reversal of a significant portion of the valuation allowance on the net deferred tax assets that existed at June 30, 2013.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the nine months ended September 30,		Dollar	Percent
	2014	2013	variance	variance

Interest income
Interest earned on cash and cash equivalents	$71	$83	$(12)	(14.5)%
Dividends received on Federal Home Loan Bank stock	54	29	25	86.2
Interest earned on trading account assets	138	5	133	n/m
Interest earned on investment securities available for sale	2,963	2,984	(21)	(0.7)
Interest and fees earned on loans	26,641	29,014	(2,373)	(8.2)
Total interest income	29,867	32,115	(2,248)	(7.0)

Interest expense
Interest expense on deposits	374	1,872	(1,498)	(80.0)
Interest expense on retail repurchase agreements	1	1	-	-
Interest expense on Federal Home Loan Bank advances	25	-	25	n/m
Total interest expense	400	1,873	(1,473)	(78.6)

Net interest income	29,467	30,242	(775)	(2.6)

Provision for loan losses	(500)	1,665	(2,165)	(130.0)

Net interest income after provision for loan losses	29,967	28,577	1,390	4.9

Noninterest income
Service charges on deposit accounts, net	5,184	5,019	165	3.3
Fees for trust, investment management and brokerage services	502	1,888	(1,386)	(73.4)
Mortgage-banking	1,252	1,510	(258)	(17.1)
Debit card and automatic teller machine income, net	1,807	1,748	59	3.4
Bankcard services	213	194	19	9.8
Investment securities gains, net	85	287	(202)	(70.4)
Trading account income, net	444	36	408	n/m
Other	777	579	198	34.2
Total noninterest income	10,264	11,261	(997)	(8.9)

Noninterest expense
Salaries and other personnel	14,336	15,270	(934)	(6.1)
Occupancy	3,229	3,188	41	1.3
Furniture and equipment	2,996	2,748	248	9.0
Professional services	2,153	1,474	679	46.1
Federal Deposit Insurance Corporation deposit insurance assessment	1,063	1,083	(20)	(1.8)
Marketing	767	747	20	2.7
Foreclosed real estate writedowns and expenses	1,691	2,905	(1,214)	(41.8)
Gain on other loans held for sale	-	(326)	326	(100.0)
Loan workout	385	862	(477)	(55.3)
Other	4,035	4,170	(135)	(3.2)
Total noninterest expense	30,655	32,121	(1,466)	(4.6)

Income before provision (benefit) for income taxes	9,576	7,717	1,859	24.1

Provision (benefit) for income taxes	3,539	(18,191)	21,730	(119.5)

Net income	$6,037	$25,908	$(19,871)	(76.7)%

Common and per share data
Net income - basic	$0.47	$2.03	$(1.56)	(76.8)%
Net income - diluted	0.47	2.03	(1.56)	(76.8)
Cash dividends declared	0.05	-	0.05	-
Book value	10.27	9.46	0.81	8.6

Average common shares issued and outstanding	12,692,006	12,655,473
Average diluted common shares issued and outstanding	12,741,976	12,655,473

Net Interest Income

Net interest income totaled $29.5 million and $30.2 million for the nine months ended September 30, 2014 and 2013, respectively. In addition to the factors noted in the Quarterly Earnings Review, net interest income for the nine months ended September 30, 2014 was impacted by the following:

●	Foregone interest on nonaccrual loans for the nine months ended September 30, 2014 and 2013 totaling $408 thousand and $545 thousand, respectively.
●

An increase of $15.7 million (2.1%) in average gross loans during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs.

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

	For the nine months ended September 30,
	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$51,598	$71	0.18%	$49,999	$83	0.22%
Federal Home Loan Bank stock	1,789	54	4.04	1,511	29	2.57
Trading account assets	5,302	138	3.48	220	5	3.04

Investment securities available for sale, taxable (1)	204,030	2,817	1.84	248,615	2,748	1.47
Investment securities available for sale, nontaxable (1)	6,195	146	3.14	9,615	236	3.27
Total investment securities available for sale	210,225	2,963	1.88	258,230	2,984	1.54

Loans (2)	757,773	26,641	4.70	743,302	29,014	5.22
Total interest-earning assets	1,026,687	29,867	3.89	1,053,262	32,115	4.08

Noninterest-earning assets
Cash and cash equivalents	9,683			9,817
Allowance for loan losses	(16,030)			(17,456)
Premises and equipment, net	22,906			24,371
Accrued interest receivable	3,338			3,571
Foreclosed real estate	7,501			9,824
Deferred tax asset, net	19,968			635
Other assets	20,876			10,828
Total noninterest-earning assets	68,242			41,590
Total assets	$1,094,929			$1,094,852

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$322,905	$31	0.01%	$309,046	$29	0.01%
Money market deposits	136,289	28	0.03	133,593	23	0.02
Savings deposits	86,110	6	0.01	76,102	7	0.01
Time deposits	184,383	309	0.22	265,212	1,813	0.91
Total interest-bearing deposits	729,687	374	0.07	783,953	1,872	0.32

Retail repurchase agreements	18,276	1	0.01	17,662	1	0.01
Federal Home Loan Bank advances	15,421	25	0.22	-	-	-
Other borrowings	20	-	-	16	-	-
Total interest-bearing liabilities	763,404	400	0.07	801,631	1,873	0.31

Noninterest-bearing liabilities
Noninterest-bearing deposits	197,748			183,922
Other liabilities	5,300			8,583
Total noninterest-bearing liabilities	203,048			192,505
Total liabilities	966,452			994,136

Shareholders' equity	128,477			100,716
Total liabilities and shareholders' equity	$1,094,929			$1,094,852

NET INTEREST INCOME / NET INTEREST MARGIN		$29,467	3.84%		$30,242	3.84%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$3	$(15)	$(12)
Federal Home Loan Bank stock	6	19	25
Trading account assets	132	1	133
Investment securities available for sale	115	(136)	(21)
Loans (1)	579	(2,952)	(2,373)
Total interest income	835	(3,083)	(2,248)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	1	2
Money market deposits	-	5	5
Savings deposits	1	(2)	(1)
Time deposits	(433)	(1,071)	(1,504)
Total interest-bearing deposits	(431)	(1,067)	(1,498)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	25	-	25
Other borrowings	-	-	-
Total interest expense	(406)	(1,067)	(1,473)

Net interest income	$1,241	$(2,016)	$(775)

      (1) Calculated including mortgage and other loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

A negative provision for loan losses of $500 thousand was recorded during the nine months ended September 30, 2014 compared to a provision of loan losses of $1.7 million during the nine months ended September 30, 2013. See Quarterly Earnings Review, Provision for Loan Losses for additional disclosures.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the nine months ended September 30,
	2014	2013
Service charges on deposit accounts, net	$5,184	$5,019
Fees for trust, investment management and brokerage services	502	1,888
Mortgage-banking	1,252	1,510
Debit card and automatic teller machine income, net	1,807	1,748
Bankcard services	213	194
Investment securities gains, net	85	287
Trading account income, net	444	36
Other	777	579
Total noninterest income	$10,264	$11,261

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% and 1.4% of average transaction deposit balances for the nine months ended September 30, 2014 and 2013, respectively. See Quarterly Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust, investment management and brokerage services decreased $1.4 million (73.4%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The decrease in trust, investment management and brokerage services revenue during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was the result of the transfer of our trust accounts to TNB and the conversion of our brokerage platform to IPI. While our gross revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. See Quarterly Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the nine months ended September 30,
	2014	2013
Mortgage-servicing fees	$732	$753
Gain on sale of mortgage loans held for sale	1,107	1,447
Mortgage-servicing rights portfolio amortization and impairment	(431)	(636)
Derivative loan commitment expense	(165)	(78)
Forward sales commitment expense	(27)	(85)
Other	36	109
Total mortgage-banking income	$1,252	$1,510

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.26%

Mortgage loans originated during the nine months ended September 30, 2014 decreased to $37.0 million compared to $56.7 million during the nine months ended September 30, 2013. Gain on sale of mortgage loans decreased due to a decline in the volume of loans sold from $62.4 million during nine months ended September 30, 2013 to $39.5 million during the nine months ended September 30, 2014. As a result of our decision to retain our mortgage loan production during the third quarter 2014, $4.4 million of mortgage loan originations were retained on the balance sheet as opposed to being sold. We expect to continue this strategy during the fourth quarter 2014.

Mortgage-banking income during the nine months ended September 30, 2014 and 2013 was also impacted by fair market value adjustments on mortgage loan origination and sales commitments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $59 thousand (3.4%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. See Quarterly Earnings Review, Noninterest Income, Debit Card and Automated Teller Machine Income, Net for additional disclosures.

Investment Securities Gains, Net. During the nine months ended September 30, 2014, we realized a net gain on the sale of investment securities of $85 thousand as a result of sales of certain mortgage-backed pass-through securities and collateralized mortgage obligations. Proceeds were reinvested into investment securities with a more favorable total return profile in a rising rate environment.

Trading Account Income, Net. As part of our strategy to diversify our revenues and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands). Interest earned on trading account assets is included in interest income and investment management expenses are included in professional services noninterest expense.

	For the nine months ended September 30,
	2014	2013
Interest earned on trading account assets	$138	$5
Trading account income, net	444	36
Investment management expenses	242	14

Other. Other noninterest income increased $198 thousand (34.2%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily as a result of $228 thousand of income on BOLI policies that were purchased during the fourth quarter 2013 as well as increased revenues resulting from revenue enhancement initiatives implemented on July 1, 2014. These increases were partially offset by lower net earnings related to SBA activities of $153 thousand. Earnings on BOLI policies are intended to help cover the cost of providing benefits to teammates covered by our various employee benefit programs.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the nine months ended September 30,
	2014	2013
Salaries and other personnel	$14,336	$15,270
Occupancy	3,229	3,188
Furniture and equipment	2,996	2,748
Professional services	2,153	1,474
Federal Deposit Insurance Corporation deposit insurance assessment	1,063	1,083
Marketing	767	747
Foreclosed real estate writedowns and expenses	1,691	2,905
Gain on other loans held for sale	-	(326)
Loan workout	385	862
Other	4,035	4,170
Total noninterest expense	$30,655	$32,121

Salaries and Other Personnel. Salaries and other personnel expense decreased $934 thousand (6.1%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 as a result of decreased salaries and benefits resulting from fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above, reduction in branch hours during the first quarter 2014 to better match client usage patterns of our various delivery channels and refined branch roles resulting in reduced headcount starting in the third quarter 2014) and reduced incentives. Also impacting the decline was $117 thousand in one-time charges recorded during the nine months ended September 30, 2013 related to the revised Trust business model announced in the second quarter 2013 and other headcount reductions in 2013. No such charges were required during the nine months ended September 30, 2014. Partially offsetting these decreases were fluctuations in the levels of loan origination costs.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $289 thousand (4.9%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 resulting from continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $679 thousand (46.1%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 as a result of expenses incurred during 2014 related to the revenue enhancement project and trading asset account management fees. The incremental professional fees from the revenue enhancement project are expected to be more than offset by increased revenues in 2014 and in 2015.

Also impacting the increase in professional services expense were expenses associated with process improvement projects during the nine months ended September 30, 2014 that resulted in further operational efficiencies and expense reductions including additional reductions in courier runs from our branches, further transition to part-time staffing in our branches, consolidation of communications providers and additional automation of manual processes.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $20 thousand (1.8%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This reduction results from fluctuations in our assessment base.

Marketing. Marketing expense increased $20 thousand (2.7%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. See Quarterly Earnings Review, Noninterest Expense, Marketing for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $1.7 million for the nine months ended September 30, 2014 compared to $2.9 million for the nine months ended September 30, 2013. Included within this line item were writedowns related to residential lots in several communities related to one real estate development of $946 thousand and $1.7 million during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, 16 of these lots with a net book value of $213 thousand were under contract to be sold during the fourth quarter 2014. See Quarterly Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Gain on Other Loans Held for Sale. Gain on sales of other loans held for sale was $326 thousand during the nine months ended September 30, 2013 and consisted of two commercial real estate loans that were sold during the nine months ended September 30, 2013.

Loan Workout. See Quarterly Earnings Review, Noninterest Expense, Loan Workout for disclosures.

Other. Other noninterest expense decreased $135 thousand (3.2%) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily as a result of reduced operating costs in conjunction with our trust, investment management and brokerage services platforms during 2013 as part of our integrated go-forward Wealth Management strategy. This decline was partially offset by increased writedowns during the third quarter 2014 on long-lived assets held for sale to reflect a reduction in their estimated fair values based on receipt of an updated appraisal and an evaluation of current market conditions, as well as increased losses associated with fraudulent debit card and checking account activity.

Provision (Benefit) for Income Taxes

The provision for income taxes for the nine months ended September 30, 2014 of $3.5 million included $3.0 million of deferred federal income tax expense, provision for state income tax of $271 thousand and $225 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The benefit for income taxes for the nine months ended September 30, 2013 totaled $18.2 million and included a provision of $1.2 million for state income tax and $181 thousand for federal alternative minimum tax. In addition, $21.0 million of the 2013 benefit reflects the reversal of a significant portion of the valuation allowance on the net deferred tax assets that existed at June 30, 2013 as further described in Financial Condition, Net Deferred Tax Asset. For additional disclosure regarding our net deferred tax asset and the provision (benefit) for income taxes, see Item 1. Financial Statements, Note 15, Income Taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes, as of September 30, 2014, the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	16.97%
Up 300 basis points	12.43
Up 200 basis points	7.77
Up 100 basis points	3.09
Down 100 basis points	(4.50)
Down 200 basis points	(6.45)
Down 300 basis points	(9.30)
Down 400 basis points	n/a

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

In May 2013, the COSO of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents (the "2013 Framework"). The 2013 Framework was written to reflect the changes in business since the first version was released in 1992. The Company transitioned to the 2013 Framework during the first quarter 2014.

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

PALMETTO BANCSHARES, INC.

By:

/s/ Samuel L. Erwin

Samuel L. Erwin

Chief Executive Officer

Palmetto Bancshares, Inc.

(Principal Executive Officer)

/s/ Roy D. Jones

Roy D. Jones

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL; (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Income for the nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vii) Notes to Consolidated Financial Statements

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.