Form 10-K
period 2014-12-31
PALMETTO BANCSHARES INC
filed 2015-03-04
CIK 706874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $63,140,845 as of the last business day of the registrant's most recently completed second fiscal quarter.

12,814,574 shares of the registrant’s common stock were outstanding as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement with respect to an Annual Meeting of Shareholders to be held May 21, 2015 is incorporated by reference in Part III of this Form 10-K.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

2014 Annual Report on Form 10-K

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and its consolidated subsidiary, The Palmetto Bank (the “Bank”), except where the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This report, including information included in or incorporated by reference into this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements as they will depend on factors about which we are unsure including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Factors that may cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to:

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior, loan concentrations or other factors,
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market,
●	Sales of problem assets at discounted prices to accelerate the resolution of problem assets,
●	The rate of loan delinquencies and amounts of loan charge-offs and recoveries,
●	Adverse changes in asset quality and resulting credit-related losses and expenses,
●	Our allowance for loan losses and the amount of loan loss provisions required in future periods,
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio,
●	Changes in availability of wholesale funding sources including increases in collateral margin requirements or reductions in eligible collateral,
●

Our reliance on available secondary funding sources to meet our liquidity needs, such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve System (“Federal Reserve”) Discount Window (“Discount Window”) borrowings, brokered deposits, sales of investment securities and loans and lines of credit from correspondent banks,

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce net interest margins or result in deposits being withdrawn from the Bank,
●	Increased cybersecurity risk, including potential network breaches, business disruptions or financial losses,
●	Fraud committed by third parties, including cybersecurity risks associated with transactions initiated through our electronic banking products and services, whether initiated by clients or the Bank,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,
●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Our ability to maintain appropriate levels of capital including levels required under the capital rules implementing Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
●

Results of examinations by our regulatory authorities including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets,

●

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, reduced loan production and, therefore, interest income and deterioration in credit quality,

●	Our ability to attract and retain key personnel,

●	Our ability to retain our existing clients including our deposit relationships,
●	Our current and future products, services, applications and functionality and plans to promote them,
●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure, or those of our third-party vendors or business partners,
●	Changes in accounting policies and practices,
●	Our ability to maintain effective internal control over financial reporting,
●	Potential corporate transactions, including mergers and acquisitions and securities offerings, and the impact on the market value of our common stock and integration risk,
●	The impact on the market value of our common stock based on the volume of trading activity, our continued listing on a national stock exchange and inclusion in the Russell 2000 index,
●	Loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions and/or
●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the SEC.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by federal securities laws.

ITEM 1. BUSINESS

Development and Description of Business

Organization

Palmetto Bancshares, Inc. is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for the Bank, which began operations in 1906. Through its Retail, Commercial and Wealth Management businesses, the Bank specializes in providing financial solutions to consumers and businesses with deposit and cash management products, loans (including consumer, Small Business Administration (“SBA”), commercial, corporate, mortgage, credit card and automobile), lines of credit, trust, brokerage, private banking, financial planning and insurance throughout its primary market area of nine counties located in northwest South Carolina which includes the counties of Abbeville, Anderson, Cherokee, Greenville, Greenwood, Laurens, Oconee, Pickens and Spartanburg (commonly referred to as the “Upstate”).

As a holding company without any current stand-alone operations, the Company’s primary sources of liquidity are proceeds from debt and equity securities offerings and dividends received from the Bank.

The following table summarizes the Company’s consolidated assets, revenues and net income (loss) at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013	2012
Total consolidated assets	$1,118,811	$1,090,229	$1,145,456
Total consolidated revenues, net of interest expense	52,665	55,114	67,282
Total consolidated net income (loss)	9,355	27,731	(1,864)

The Bank was organized in Laurens, South Carolina under South Carolina law in 1906 and relocated its headquarters to Greenville, South Carolina in 2009 with its operations center remaining in Laurens. The Company owns all of the Bank’s common stock. The Bank primarily acts as a financial intermediary by attracting deposits from the general public and using those funds, together with borrowed funds in the wholesale market, primarily to originate loans and invest in securities.

Impact of the Financial Crisis and Great Recession

Beginning in 2009, the Company’s financial results were significantly impacted by the recession of December 2007 through June 2009 (commonly referred to as the “Great Recession”) and its aftermath. While the economy has steadily improved since then, overall economic conditions continue to present challenges for the banking industry and the Company. In response to these challenges, in June 2009 the Board of Directors and management adopted and began executing a proactive and aggressive Strategic Project Plan to address issues related to credit quality, liquidity, earnings and capital. The Strategic Project Plan included significant strategic changes to the Company’s operations, including, among other things:

●	Reducing problem assets, losses from which resulted in overall annual losses in 2009 through 2012,
●	Raising $114 million in capital through a private placement transaction consummated in 2010 (the “Private Placement”),
●	Repositioning the balance sheet from an asset/liability management standpoint,
●	Rationalizing our branch network and headcount,
●	Refining our infrastructure, technology platform and process improvements,
●	Focusing on expense reductions and efficiency,
●	Refining our organization structure and lines of business and reconstituting our executive management and senior leadership team,
●	Implementing new products and services including electronic delivery and specialized lending niches such as SBA, Corporate Banking, Commercial & Industrial and Private Banking,
●	Developing tailored go-to-market strategies and expertise and
●	Returning to profitability on an annual basis beginning in 2013.

The Strategic Project Plan also positioned the Bank to be well prepared for a Consent Order, effective June 10, 2010, between the Bank and the Federal Deposit Insurance Corporation (the “FDIC”), as our primary federal regulator and deposit insurer, and the South Carolina State Board of Financial Institutions (the “State Board”), our chartering agency (collectively, the “Supervisory Authorities”), which was subsequently terminated on January 30, 2013 (with all remaining regulatory restrictions terminated in 2014). As a result of our efforts, the Company returned to quarterly profitability in third quarter 2012 and annual profitability beginning in 2013. We expect the Company to remain profitable going forward. Further, we believe the Company’s earnings will be more stable and predictable on a going-forward basis. However, the Company’s performance is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurances regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

Market

The Company is a locally-oriented, community-based financial services institution. Our local market orientation is reflected in the composition of our Board of Directors, management and local community advisory boards, which are generally comprised of local business persons, professionals and other community representatives who assist us in identifying and responding to banking needs within our market. Our overall strategy is to operate with local decision making and knowledge while also offering many of the products and services available from larger competitors.

Our primary market area is located in the Upstate of South Carolina. We currently originate substantially all of our loans and deposits in our primary market area with out-of-market loans only originated to existing borrowers in our primary market area or purchased from other financial institutions. Out-of-market loans purchased from other financial institutions are subjected to our current underwriting standards. Loan purchases are generally made infrequently and only to supplement organic loan origination activity within our markets.

The Upstate’s ability to attract both small, local companies and major internationally-recognized corporations is the result of cooperation between city and state governments and the private sector. We believe that the Upstate’s entrepreneurial spirit and strong workforce creates a business-friendly environment. Major industries of commerce in the Upstate include the automobile industry, which is concentrated primarily along the corridor between Greenville and Spartanburg around the BMW manufacturing facility in Greer, South Carolina. The Greenville Health System and Bon Secours St. Francis Health System represent the healthcare and pharmaceuticals industry in the area. The Upstate is also home to a large amount of private sector and university-based research including research and development facilities for Michelin, Fuji and General Electric and research centers to support the automotive, life sciences, plastics and photonics industries. Clemson University, BMW, IBM, Microsoft and Michelin have combined their resources to create International Center for Automotive Research, a research park that specializes in the development of automotive technology. The Upstate also benefits from being an academic center and is home to collegiate and university education facilities such as Clemson University, Furman University, Presbyterian College, University of South Carolina – Upstate, Anderson University, Lander University, Bob Jones University, Wofford College and Converse College, among others.

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

Despite being in these growth markets in South Carolina, we are sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges and slow recovery of the Great Recession and its aftermath. During this period, unemployment rose in our markets, and property values declined. The Upstate has experienced steady improvement in unemployment and stabilization of property values since the end of the Great Recession. According to the United States (the “U.S.”) Department of Labor, as of February 23, 2015, unemployment rates, not seasonally adjusted, at December 31, 2014 for counties in our market areas were as follows: Abbeville 6.6%, Anderson 5.4%, Cherokee 6.7%, Greenville 5.0%, Greenwood 6.4%, Laurens 6.4%, Oconee 6.2%, Pickens 5.3% and Spartanburg 5.5%. As of February 23, 2015, the average state unemployment rate, seasonally adjusted, for South Carolina at December 31, 2014 was 6.5% compared to 5.6% for the U.S. While improved, the elevated levels of unemployment over historical levels could adversely impact credit quality.

Distribution Channels

We are primarily engaged in the business of commercial and retail banking through our 25 branches in the Upstate. At December 31, 2014, we also had 27 automatic teller machines (“ATMs”) including three deposit-accepting ATMs and seven limited service offices located in retirement centers and other facilities in the Upstate.

Our branches serve as physical locations where clients can apply for and obtain various loan products, and we also accept residential mortgage loan applications online through our website. We also offer loans to finance the purchase of new and used automobiles through a network of auto dealerships in and contiguous to our market (commonly referred to as “indirect lending”) as well as loans to small business through U.S. SBA programs. While the branches are an important distribution channel, we also offer 24/7/365 service to our clients through weekday hours at branches, Saturday banking at select branches, an ATM network that incorporates regional and national networks, a telephone client contact center, online and mobile banking (including mobile deposits) and treasury management such as wire transfer, ACH and remote deposit capture.

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, financial information for these businesses has been separated to a limited extent, and, therefore, we do not have disaggregated financial information that meets the criteria to be considered reportable segments. Accordingly, at December 31, 2014, the Company had one reportable segment, which was banking.

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

We compete with many other financial institutions, some of which are larger and have greater resources available than those of the Company, which enables them to maintain numerous locations and conduct extensive promotional and advertising campaigns. Due to their size, some of these competitors may offer a broader range of products and services as well as better pricing for those products and services than we offer. In addition, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits that allow them to serve the lending needs of larger customers. Because larger competitors have certain advantages in attracting business from larger corporations, we generally concentrate our efforts on attracting and servicing the business of individuals and small and medium-size businesses. We generally compete on the basis of local relationships, responsive service, the convenience of our service channels (branches, client contact center, mobile and online banking and cash management products), broad suite of our products and services and competitive pricing.

We also compete with nonfinancial companies and/or nontraditional financial institutions that offer payment, lending and other financial services. These companies may not be subject to the same regulatory restrictions as the Company and the banking industry in general.

The following table summarizes the Bank’s deposit market share in our market areas, as of June 30, 2014, the most recent date for which data is available from the FDIC.

County	Ranking among all institutions	Total institutions	Market share among all institutions	Ranking among South Carolina headquartered institutions	Total South Carolina headquartered institutions	Market share among South Carolina headquartered institutions
Abbeville	5	6	10.62%	4	4	16.56%
Anderson	11	21	4.48	6	12	10.08
Cherokee	5	7	10.55	2	2	22.10
Greenville	10	31	3.34	5	16	9.82
Greenwood	4	7	11.93	2	3	23.61
Laurens	1	8	33.40	1	3	63.61
Oconee	11	13	1.48	6	7	2.18
Pickens	12	15	1.05	6	6	2.75
Spartanburg	10	19	3.47	5	9	10.20
Total	7	42	4.53	2	25	11.58

According to FDIC data, as of June 30, 2014, the Bank’s market share in South Carolina ranks 9 out of 91 institutions and 3 out of 66 South Carolina headquartered institutions.

Teammates

At December 31, 2014, we had 286 full-time equivalent employees (which we refer to as “teammates”), none of whom were subject to collective bargaining agreements, compared with 302 full-time equivalent teammates at December 31, 2013. Based on the current and expected future size, scope of business activities and electronic distribution channels of the Company, we believe we have the proper alignment of teammate roles and responsibilities. We consider our teammate relations to be good.

Lending Activities

There are inherent risks associated with our lending activities. Prudent risk taking requires sound policies intended to manage the risk within the loan portfolio and control processes intended to ensure compliance with those policies. We review our lending policies and procedures and credit administration function on a regular basis. Current policies and procedures include centralized controls over construction draws, appropriate lending limit approval authorities, general prohibition of out-of-market loan originations to borrowers for which we do not have a previously existing relationship, employment of personnel with expertise in credit administration and special assets management and internal and external training in areas of underwriting and financial statement analysis. During 2014 and first quarter 2015, the Company purchased loans from other financial institutions to supplement organic loan originations. The purchased loans were originated by another financial institution to borrowers and secured by property generally located outside our market. Loan purchases were subjected to the same underwriting standards as our organic loan originations, and we may continue to purchase loans in the future.

We do not generally originate loans in excess of 100% of collateral value, offer loan payment arrangements resulting in negative amortization, engage in lending practices subjecting borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) or offer loan payment arrangements with minimum payments that are less than accrued interest.

We follow established guidelines with regard to the scoring and approval of loans. Our loan approval process is multilayered and incorporates a computer-based scoring analysis for all consumer loans (with required approvals for policy or rate exceptions) and all commercial loans of $500 thousand or less when the total credit exposure is less than $750 thousand. All commercial loans with total credit exposure greater than or equal to $750 thousand are reviewed and approved by individuals within the approval hierarchy and, if greater than $5 million, by our Officer’s Credit Committee.

We perform, internally and through the use of an independent third party that reports to the Credit Committee of the Board of Directors, independent loan reviews to validate our loan risk ratings on a periodic basis. Although all of the loans within our loan portfolio are subject to review, commercial real estate loans are given more focus in the loan review selection process as a result of their risk characteristics and concentration of such loans within our loan portfolio. In addition, loans in newer lines of business or those originated though new loan officers are also subject to review to ensure compliance with our credit policies and procedures. Loan review reports are submitted to the Officer’s Credit Committee and the Credit Committee of the Board of Directors, and the third-party loan review firm meets independently with the Credit Committee of the Board of Directors. The loan review process compliments and reinforces our risk identification and assessment decisions.

Compliance with our underwriting policies and procedures is monitored through a loan approval, documentation and exception reporting review process. Our underwriting monitoring procedures include detailed loan reviews, written workout plans for problem loans, monitoring of borrower and industry sectors, hiring and reassignment of personnel with expertise in credit administration and special assets management and active marketing and reduction of problem assets. We also maintain internal loan reporting and reporting to the Board of Directors.

Commercial Real Estate.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans with additional standards with regard to real estate collateral. These loans are primarily underwritten based on the cash flow of the borrower or property with the sale of the underlying collateral as a secondary repayment source. We monitor and evaluate commercial real estate loans based on collateral type. In addition, we analyze commercial real estate loans based on whether the loan is secured by owner-occupied or nonowner-occupied real estate collateral.

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

We originate loans to developers and builders that are secured by nonowner-occupied properties. Such loans are typically approved based on predetermined loan-to-collateral values. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and/or financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and values associated with the completed projects and often involve the disbursement of funds with repayment dependent on the success of the underlying project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. We monitor these loans by conducting onsite inspections and provide centralized oversight and disbursement of construction draws. In addition, we review advance requests before funds are advanced to clients. We believe that these loans have higher risks than other real estate loans because repayment is sensitive to interest-rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. We incurred a higher level of charge-offs on these types of loans from 2009 through 2013 primarily as a result of the Great Recession.

Single-Family Residential. Underwriting standards for single-family residential real estate loans are regulated by statutory requirements, which include, but are not limited to, maximum loan-to-value percentages.

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

A large percentage of our originated single-family mortgage loans are underwritten pursuant to guidelines that permit the sale of these loans to government or private agencies in the secondary market. We participate in secondary market activities by selling whole loans and participations in loans primarily to the Federal Home Loan Mortgage Corporation while retaining the servicing of the underlying loans. This practice enables us to satisfy demand for these loans in our local communities, meet our asset and liability management objectives and develop a source of fee income through the servicing of these loans. We may sell fixed-rate and adjustable-rate loans. In certain loan sales, we provide recourse whereby we are required to repurchase loans on the occurrence of certain specific events such as noncompliance with underwriting requirements. During 2014, 2013 and 2012, repurchased mortgage loans have not been material to our business, financial condition, results of operations and cash flows.

To protect against declines in collateral value, when we originate and underwrite single-family mortgage loans exceeding 80% of collateral value that are to be retained in our residential mortgage portfolio, we generally require private mortgage insurance that protects us against losses of at least 20% of the mortgage loan amount. In the fourth quarter 2014, we introduced a first time home buyer mortgage program that allows up to 97% loan-to-value, conventional interest rates, flexible down payment sources, local decision making and in-house underwriting. Originations to date have not been significant.

Second mortgages on single-family residential loans (often referred to as home equity loans and home equity lines of credit) are generally underwritten using an automated credit scoring model that assesses the applicant’s credit history, income levels, debt-to-income ratio, collateral values and other policy issues when evaluating whether or not to extend credit. The loans are generally subject to greater credit risk than first mortgages on single-family residential properties because of their subordinated nature. The loan-to-value ratios of home equity loans and lines of credit are calculated at inception of the credit using appraisals obtained in compliance with our standard appraisal policies and take into account the first mortgage loan balance. Updates to the appraised value and recalculation of the loan-to-value ratio are generally performed at maturity and in conjunction with any modification or request for subordination in relation to a refinancing of the first mortgage. In addition, we periodically update the credit scores of existing home equity borrowers to identify potential deterioration in the borrowers’ repayment ability. Our update performed in 2014 did not indicate any substantial deterioration in home equity borrower credit scores.

Commercial and Industrial.  Commercial and industrial loans are underwritten after evaluating and understanding the client’s ability to operate profitably, including the potential expansion of the client’s business. Underwriting standards are designed to promote relationship banking rather than transactional banking. We examine current and projected cash flows to determine the likelihood that the client will repay its obligations as agreed. Commercial and industrial loans are primarily made based on the projected cash flows of the client and secondarily on the underlying collateral. The actual cash flows of clients, however, may not be as expected, and the collateral securing loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable, inventory or property and equipment, and generally incorporate a personal guarantee. However, we make some short-term loans on an unsecured basis. In the case of secured loans, the availability of funds for the repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Our procedures for monitoring loans secured by commercial and industrial collateral include centralized monitoring of most accounts receivable and inventory lines. Generally, as each loan matures and is considered for renewal, we prepare a defined monitoring schedule for accounts receivable and inventory collateral and track it centrally for adherence to our policy. Results are reported to the Officers’ Credit Committee on a quarterly basis.

Our commercial and industrial loans are generally made with terms that do not exceed five years. Such loans may have fixed or variable interest rates with variable rates changing at frequencies ranging from one day to one year based on the prime lending rate. We also offer a Libor-based pricing option on commercial and industrial loans although the aggregate amount of Libor-based loans was not significant at December 31, 2014.

Indirect Automobile. We make automobile loans on an indirect basis through 86 third-party new and used automobile dealers. Once a loan application is submitted by a dealer, we order a credit report, score the potential borrower, determine the vehicle’s value and underwrite the application. If the application is approved, the loan is made by the dealer and then sold to the Bank.

Our loan policy allows for terms up to 75 months, a loan to value ratio of 125% and debt to income ratio of 50%. All exceptions to the policy and any score overrides are reported to the Officer’s Credit Committee on a monthly basis. Interest rates are fixed for the term of the loan. The dealer is authorized to increase the interest rate at the time of origination by up to 300 basis points, depending on the term, over the approved rate and earns a reserve payment of a percentage of the excess interest. A flat fee is paid to the dealer if the loan is closed at the interest rate provided with the loan approval.

In the fourth quarter 2014, we purchased a pool of indirect auto loans for $22.1 million. The loans purchased were subjected to our normal internal due diligence and underwriting guidelines prior to purchase.

Other Consumer. Our loan scoring and approval policies and procedures, as outlined previously, relatively small loan amounts, a shorter life relative to commercial loans and loans that are spread across many individual borrowers minimize risk within the consumer sector of our loan portfolio.

Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. Set forth below is a summary of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Those statutes, regulations and policies are continually under review by federal and state governments and regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The U.S. Congress, U.S. Department of the Treasury (the “U.S. Treasury”), the federal banking regulators, including the FDIC as well as the SEC, have taken broad actions since 2008 to address volatility and risk in the U.S. banking system. These actions include:

●	Homeowner relief that encourages loan restructuring and modification,
●	The establishment of significant liquidity, capital and credit facilities for financial institutions and banks,
●	The lowering of the federal funds rate and maintaining the rate at a historically low level,
●	Actions against short-term selling practices,
●	A temporary guarantee program for money market funds,
●	The establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers and
●	Coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Board of Governors of the Federal Reserve to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),
●	Capping interchange fees that banks charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. It is anticipated that these new regulations will increase our compliance costs and could have unforeseen consequences as additional provisions of the legislation are implemented.

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

The Bank is a FDIC-insured, state-chartered banking organization and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the Supervisory Authorities. The Bank is subject to various statutes, rules and regulations that govern the insurance of deposits, minimum capital levels, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The Company must file reports with the Federal Reserve and the SEC, and the Bank must file reports with the FDIC and State Board, regarding our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Federal Reserve, the State Board, and/or the FDIC conduct periodic examinations to test the applicable entity’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of permitted activities in which we can engage and is intended primarily for the protection of the federal deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies including policies with respect to the classification of assets, the establishment of adequate loan loss reserves and minimum capital levels for regulatory purposes.

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

Our ability to pay dividends is also dependent upon the ability of the Bank to pay dividends, which is subject to regulatory restrictions. In general, a South Carolina state bank may not pay dividends from its capital, and all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. Subject to any regulatory restrictions, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining prior approval from the State Board provided that the Bank received a composite rating of one or two at its last federal or state regulatory examination. In addition, under the FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

For additional disclosures related to our common stock dividends, see Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities and Item 8. Financial Statements and Supplementary Data, Note 13, Shareholders’ Equity and Note 21, Regulatory Capital Requirements and Dividend Restrictions.

Basel Capital Standards

The Basel Committee on Banking Supervision (the “BCBS”), an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. On July 9, 2013, federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	A new common equity Tier 1 risk-based capital ratio of 4.5%,
●	A Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from current requirements),
●	A leverage ratio of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is our belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under the final rule on a fully phased-in basis if such requirements were currently effective.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. We believe that the final rule will not have a material impact on our business, financial condition, results of operations and cash flows. At this point we cannot determine the ultimate impact that the fully phased-in rule will have upon our business, financial condition, results of operations and cash flows.

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

The Company, like other bank holding companies, is currently required to maintain Tier 1 capital and total capital (the sum of Tier 1, Tier 2, and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance sheet agreements such as letters of credit). At least half of the total capital is required to be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet agreements, are multiplied by a risk-weight based on the risk inherent in the type of asset. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be considered well-capitalized under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6% and 10% on a risk-weighted basis, respectively.

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

As previously disclosed in Basel Capital Standards above, on July 7, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act.

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

However, beginning in January 2015, the minimum capital levels for each prompt corrective action category were increased pursuant to the new capital regulations adopted in July 2013, as previously disclosed in Basel Capital Standards above.

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

At December 31, 2014, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established new requirements for audit committees including independence, expertise and responsibilities and established new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements. It also established new standards for auditors and regulation of audits, increased disclosure and reporting obligations for reporting companies and their directors and executive officers and established new and increased civil and criminal penalties for violation of the federal securities laws.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The Dodd-Frank Act increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250 thousand per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the DIF. FDIC-insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Effective July 2011, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by collateral as determined by the FHLB.

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

ITEM 1A. RISK FACTORS

The material risks and uncertainties that we believe impact the Company are described below. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely impacted. If this were to happen, the value of our stock could decline, and investors could lose all or part of their investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely impact our business, financial condition, results of operations or cash flows.

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

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different than those of management. Any increase in the amount of our provision for loan losses or loans charged-off as required by these regulatory agencies could have a negative impact on our business, financial condition and results of operations.

We may have higher actual loan losses than our recorded allowance for loan losses.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that we believe is appropriate to provide for probable losses inherent in our loan portfolio. Our actual loan losses could exceed our allowance for loan losses, and, therefore, our historic allowance for loan losses may not be adequate. As of December 31, 2014, 53.4% of our gross loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent, and that a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control including, among other things, changes in market conditions impacting the value of loan collateral and problems impacting borrowers’ credit.

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

At December 31, 2014, 79.7% of our gross loan portfolio was secured by real estate. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate market was substantially impacted by the Great Recession and its aftermath, which led to reduced real estate values for residential and commercial properties, increased levels of inventories of unsold homes and resulted in higher foreclosure rates. As a result, property values for this type of collateral declined substantially and, although stabilizing, some market appraisal assumptions remain depressed. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and often on the sale of the property or permanent financing. Slower housing conditions have impacted some of these borrowers’ ability to sell the completed projects in a timely manner. In some cases, this downturn resulted in a significant impairment in the value of the real estate collateral and our ability to sell the collateral upon foreclosure. As a result, during 2009 through 2013, we incurred substantially higher charge-offs than we have historically experienced, and we maintained our allowance for loan losses during these periods at levels higher than historically maintained to address the probable credit losses inherent within our loan portfolio. Further deterioration in the South Carolina real estate market may cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to additional provisions for loan losses, which could also adversely impact our business, financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate and depressed commercial real estate conditions could adversely impact our business, financial condition and results of operations.

At December 31, 2014, 53.4% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Loans secured by commercial real estate are also generally more risky than loans secured by residential real estate or consumer loans because the collateral securing commercial real estate loans typically cannot be sold as easily as residential real estate. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the severity of the Great Recession and lack of a more typical recovery, these loans represent higher risk, could result in an increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances, we have made loans, including purchased loans, with loan-to-value ratios which exceed either our internal underwriting guidelines, supervisory guidelines or both. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines or both could increase the risk of delinquencies and defaults in our portfolio as well as credit losses.

Strong competition within our market area could reduce our profits and slow growth.

As the economy continues to recover, we face more intense competition both in making loans and attracting deposits, particularly as a community bank. This competition may make it more difficult for us to make new loans and may force us to offer lower loan rates and higher deposit rates. Pricing competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which may reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

The severity of the Great Recession and lack of a typical recovery could reduce our client base, level of deposits and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. The Great Recession and its aftermath negatively impacted the markets in which we operate. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not continue to improve, our business may be negatively impacted. A period of depressed economic conditions or entering a prolonged recession would likely result in the deterioration of the quality of our loan portfolio, which in turn would hurt our business. Interest and fees on loans represented 89.5% and 90.1% of our interest income for the years ended December 31, 2014 and 2013, respectively. If economic conditions deteriorate or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that secures our loans may be adversely impacted by negative economic conditions. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Continued unfavorable economic conditions could, therefore, have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

An inability to raise funds through deposits, retail repurchase agreements, borrowings, the sale of securities or loans, issuance of additional equity or debt securities and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us such as disruptions in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of contracting net interest margins, increased regulatory restrictions and costs and the lack of a robust economic recovery.

Historically, we have relied on deposits, retail repurchase agreements, FHLB advances, funding from correspondent banks and other borrowings to fund our operations. Some of the Bank’s various sources of liquidity could be restricted in the event we experience negative financial performance.

We monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financial condition of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

We currently do not utilize brokered deposits as a funding source. However, this funding source is available to us if we were to decide to pursue such funding. Brokered deposits generally represent deposit accounts placed with a bank from sources outside its local market. These funds are often raised at a cost in excess of the cost of funds generated through a bank’s organic channels and do not represent true client relationships. Our ability to access the brokered deposit market without prior approval from the FDIC is contingent on maintaining a well-capitalized status under regulatory capital rules. Our ability to access the brokered deposit market can also be impacted by an FDIC order or other regulatory restrictions as a result of the Bank’s ongoing examination process.

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

Customers could pursue alternatives to bank deposits causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of customer deposits could decrease if clients perceive alternative investments, such as the stock market, provide superior expected returns. When customers move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

Negative developments in the financial services industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely impact our business, financial condition and results of operations.

The Great Recession and its aftermath resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our primary market in the Upstate of South Carolina. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performance deteriorated at many institutions, and the competition for deposits and quality loans increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we face the following risks:

●	Economic conditions that negatively impact housing prices and the job market may cause the credit quality of our loan portfolio to deteriorate,
●

Market developments that impact consumer confidence may cause adverse changes in payment patterns by our clients, causing increases in delinquencies and default rates on loans and other credit facilities,

●

The processes that we use to estimate our allowance for loan losses may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be accurately estimated,

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

One of the key measures of our success is the amount of our net interest income. Net interest income is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve.

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

Interest rates may also have a direct or indirect impact on any of our financial instruments, including loan demand, credit losses, mortgage origination volumes, servicing rights, gain on the sale of mortgage and SBA loans, the value of our defined benefit pension plan (the “Pension Plan”) assets and liabilities, bank-owned life insurance (“BOLI”) income, trading account income and other financial instruments directly or indirectly impacting net income.

We may be unable to anticipate changes in market interest rates, which are impacted by many factors beyond our control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy and other changes that impact financial markets both domestic and foreign. Our net interest income is impacted not only by the level and direction of interest rates but also by the shape of the yield curve and relationships between interest-sensitive instruments and key driver rates as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In the event interest rates increase, our costs on interest-bearing liabilities may increase more rapidly than our income on interest-earning assets resulting in a deterioration of our net interest margin. As such, any substantial, unexpected, prolonged change in market interest rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We may be adversely impacted by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We are dependent on key management individuals and the loss of one or more of these key individuals could curtail our growth and adversely impact our prospects.

We depend on a limited number of key management personnel. The loss of key personnel could have a material adverse impact on our operations because other personnel may not have the experience and expertise to readily replace these individuals. As a result, our Board of Directors may have to search outside of the Bank for qualified replacements. This search may be prolonged, and we cannot provide assurance that we would be able to locate and hire qualified replacements.

We are subject to extensive regulation that could limit or restrict our activities, have an adverse impact on our operations and impose financial requirements or limitations on the conduct of our business.

We operate in a highly-regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities including payment of dividends, corporate transactions, investments, loans and interest rates charged, interest rates paid on deposits and locations of branches. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rules increase capital requirements and generally include two new capital measurements that will impact us, a risk-based Common Equity Tier 1 (“CET1”) ratio and a capital conservation buffer. CET1 capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2 as well as cumulative perpetual preferred stock.

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

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk-weights for certain assets. As a result, we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150% rather than the current 100%. There are also new risk-weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable. Prior to January 1, 2015, there were no capital requirements for these off-balance sheet commitments. All changes to the risk-weights take effect fully in 2015.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. During 2013 and 2014, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. Additionally, they increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average interest rate charged or the points and fees charged on loans that we do originate.

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

Deteriorating sovereign debt conditions, including in the U.S., could negatively impact our business, financial condition and results of operations.

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

We may evaluate, and potentially consummate, strategic transactions, which could require significant management attention, disrupt our business, and adversely affect our financial results.

As part of our business strategy, we may, from time to time, seek out or be presented with opportunities to engage in a capital raising transaction or transactions, or to acquire or be acquired by, or merge with, another bank or other third party. Such strategic transactions may also create uncertainty for our teammates, clients and business partners. Any such uncertainty could make it more difficult for us to retain key teammates and hire new talent, and could cause our clients and business partners to not enter into new arrangements with us or to terminate existing arrangements which could be material to our financial condition and results of operations. Additionally, management and our board of directors could be subject to future lawsuits related to strategic transactions. Any such future lawsuits could become time consuming and expensive.

We rely on network and information systems and other technologies, and, as a result, we are subject to various cybersecurity risks.

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack or damage. Our business involves the storage and transmission of clients’ personal information. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. Unauthorized disclosure of sensitive or confidential client information, whether through a breach of our computer systems or otherwise, could severely harm our business. Although we have implemented measures to prevent security breaches, cyber incidents and other security threats, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events that could have a material adverse impact on our business. Furthermore, the storage and transmission of such data is regulated at the federal and state level. Privacy information security laws and regulation changes, and compliance therewith, may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with applicable laws and regulations or experience a data security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, our reputation could be damaged, possibly resulting in lost future business, and we could be subject to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

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

Deferred income tax represents the tax impact of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by us to determine if they are realizable. Factors used in this assessment include our ability to carryback or carryforward net operating losses, the performance of the business including our ability to generate taxable income from a variety of sources and the impact of tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge to income tax expense.

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

From time to time, clients and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether client claims and other legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely impact the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse impact on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.

Our ability to pay dividends on our common stock could be restricted.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks when necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could impact our ability to pay dividends or otherwise engage in capital distributions.

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

We are currently authorized to issue up to 75,000,000 shares of common stock, of which 12,814,574 shares were outstanding as of February 23, 2015, and up to 2,500,000 shares of preferred stock, none of which were outstanding as of February 23, 2015. In addition, in 2014, we filed a shelf registration statement on Form S-3 with the SEC to provide capacity and flexibility for the Company’s possible future funding needs. The registration statement allows the Company to issue a variety of registered debt and/or equity securities of up to $50 million; however there are currently no plans to access such funding. We may need to obtain additional debt or equity financing in the future to strengthen our capital position or to make strategic acquisitions or investments. If we determine, for any reason, that we need to raise capital, our Board of Directors generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose including issuance of equity-based incentives under our equity compensation plans, subject to applicable NASDAQ Capital Market (“NASDAQ”) rules. Additionally, we are not restricted from issuing additional common stock or preferred stock including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Any issuance of additional shares of common stock or preferred stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price may be volatile and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to:

●	Actual or anticipated variations in earnings,
●	Initiation of coverage by analysts and their resulting recommendations or projections,
●	Our announcement of developments related to our businesses,
●	Potential or consummated corporate transactions, including mergers and acquisitions and securities offerings,
●	Operations and stock performance of other financial institutions,
●	New technology used or services offered by traditional and nontraditional competitors,
●	News reports of trends, concerns or irrational exuberance on the part of investors,
●	Changes in economic conditions,
●	General equity market conditions,
●	Trading volume,
●	Continued listing on the NASDAQ and inclusion in the Russell 2000(R) Index, and/or
●	Other issues related to the financial services industry.

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

In addition, the stock market in general has recently experienced price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies and particularly those in the financial services and banking sector including for reasons unrelated to their operating performance. These broad market fluctuations may adversely impact our stock price, notwithstanding our operating results.

Future sales of our stock by our shareholders, or the perception that those sales could occur, may cause our stock price to decline.

Although our common stock is listed for trading on the NASDAQ, the trading volume in our common stock is generally lower than that of other financial services companies of equal or greater size. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The relatively low trading volume of our common stock, significant sales of our common stock in the public market or the perception that those sales may occur could cause the trading price of our common stock to fluctuate or decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Our common stock is owned by one or more larger shareholders whose interests may conflict with those of our other shareholders.

CapGen Financial Partners (“CapGen”) and its affiliates and Patriot Financial Partners (“Patriot”) and its affiliates own approximately 44.7% and 19.1%, respectively, of our outstanding shares of common stock as of February 23, 2015. As a result, CapGen and Patriot are able, individually and collectively, to exercise significant influence on our business as shareholders including influence over election of our Board of Directors and the authorization of other corporate actions requiring shareholder approval. In deciding on how to vote on certain proposals, our shareholders should be aware that CapGen and Patriot may have interests that are different from, or in addition to, the interests of our other shareholders.

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

Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens and might require the holder to divest all or a portion of the holder’s investment in our common stock. In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status such as a material investment in a company unrelated to banking. Further, subject to an FDIC policy statement published in August 2009, under certain circumstances, holders of 5% or more of our securities could be required to be subject to certain restrictions such as an inability to sell or trade their securities for a period of three years, among other restrictions, in order for us to participate in an FDIC-assisted transaction of a failed bank. Given their ownership percentage of our common stock, CapGen is deemed by the Federal Reserve to be the top-tier bank holding company for the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On an ongoing basis, we evaluate the suitability and adequacy of all of our properties and have active programs of remodeling, consolidating or closing properties, as necessary, to maintain efficient and attractive facilities. We believe that all of our properties are suitable and adequate for their intended purposes.

Our principal executive offices consist of approximately 37,465 square feet of leased space at 306 East North Street, Greenville, South Carolina. We own an approximately 50,000 square feet operations center in Laurens, South Carolina where a substantial portion of our back-office operations are conducted. The Bank is primarily engaged in the business of commercial and retail banking through our 25 branches in the Upstate, of which five are leased and 20 are owned.

ITEM 3. LEGAL PROCEEDINGS

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The following table summarizes the traded prices of our common stock as reported by the NASDAQ and dividend information for the periods indicated.

	High	Low	Cash dividend declared per common share
2014
First quarter	$14.52	$11.92	$-
Second quarter	14.78	13.27	-
Third quarter	14.70	12.69	0.05
Fourth quarter	18.77	14.02	0.05

2013
First quarter	$11.80	$8.10	$-
Second quarter	15.95	11.74	-
Third quarter	13.85	11.43	-
Fourth quarter	13.71	11.63	-

As of February 23, 2015, there were 12,814,574 shares of our common stock outstanding held in approximately 1,356 registered accounts as reported to us by our transfer agent.

Dividends

During the year ended December 31, 2014, the Company declared cash dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
7/17/2014	8/4/2014	8/18/2014	$0.05
10/16/2014	11/3/2014	11/17/2014	0.05

Subsequently, on January 15, 2015, the Company declared a dividend of $0.08 per common share payable on February 16, 2015 to shareholders of record on February 2, 2015.

The dividends payable to shareholders were funded by dividends paid to the Company by the Bank. Neither the Company nor the Bank declared or paid dividends in 2013.

Equity-Based Compensation Plan Information

The following table summarizes information regarding equity-based compensation awards outstanding and available for future grants at December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity-based compensation plans approved by shareholders
1997 Stock Compensation Plan	2,950	$109.80	-
2008 Restricted Stock Plan	-	-	114
2011 Stock Incentive Plan	402,001	10.90	154,016
Equity-based compensation plans not approved by shareholders	-	-	-

Total equity-based compensation plans	404,951	$11.62	154,130

For disclosure regarding matters related to our equity-based compensation, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies and Note 16, Equity-Based Compensation.

Total Shareholder Return

The following graph summarizes the performance of our common stock for the five-year period ended December 31, 2014 as compared to the Standard & Poor’s 500 Index (“S&P 500”) and the SNL U.S. $1B - $5B Bank Index. The graph assumes that $100 was originally invested on December 31, 2009 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

The following table summarizes the cumulative total return for the Company, the S&P 500 and the SNL U.S. Bank $1B - $5B Index at the dates indicated.

	December 31,
Index	2009	2010	2011	2012	2013	2014
Palmetto Bancshares, Inc.	$100.00	$21.67	$10.65	$17.35	$27.00	$35.03
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL U.S. Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2014	2013	2012	2011	2010
STATEMENTS OF INCOME
Interest income	$39,650	$42,538	$45,390	$51,818	$55,567
Interest expense	523	2,260	5,138	9,426	15,366
Net interest income	39,127	40,278	40,252	42,392	40,201
Provision for loan losses	(2,300)	3,465	13,075	20,500	47,100
Net interest income (loss) after provision for loan losses	41,427	36,813	27,177	21,892	(6,899)
Noninterest income	13,538	14,836	27,030	15,426	16,867
Noninterest expense	40,141	42,333	53,350	63,382	71,512
Net income (loss) before provision (benefit) for income taxes	14,824	9,316	857	(26,064)	(61,544)
Provision (benefit) for income taxes	5,469	(18,415)	2,721	(2,664)	(1,342)
Net income (loss)	$9,355	$27,731	$(1,864)	$(23,400)	$(60,202)

COMMON AND PER SHARE DATA
Net income (loss) per common share:
Basic	$0.73	$2.17	$(0.15)	$(1.86)	$(15.13)
Diluted	0.73	2.17	(0.15)	(1.86)	(15.13)
Cash dividends declared per common share	0.10	-	-	-	-
Book value per common share	10.39	9.68	7.71	8.13	9.61
Outstanding common shares	12,810,388	12,784,605	12,754,045	12,726,388	11,852,599
Weighted average basic common shares	12,696,777	12,658,752	12,639,379	12,555,247	3,978,250
Weighted average diluted common shares	12,761,885	12,658,752	12,639,379	12,555,247	3,978,250
Dividend payout ratio	13.67%	n/a %	n/a %	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,118,811	$1,090,229	$1,145,456	$1,203,152	$1,355,247
Investment securities available for sale, at fair value	211,511	214,383	264,502	260,992	218,755
Total loans, including loans held for sale	806,184	769,235	745,172	791,384	864,376
Deposits and retail repurchase agreements	944,241	925,535	1,038,599	1,088,039	1,194,082
Federal Home Loan Bank advances	35,000	35,000	-	-	35,000
Shareholders' equity	133,044	123,817	98,380	103,482	113,899

AVERAGE BALANCES
Total assets	$1,096,282	$1,095,363	$1,174,974	$1,286,148	$1,399,592
Interest-earning assets	1,028,853	1,047,513	1,122,935	1,240,264	1,325,651
Investment securities available for sale, at fair value	210,748	248,698	269,237	265,451	135,379
Total loans, including loans held for sale	761,515	749,138	758,207	826,091	967,882
Deposits and retail repurchase agreements	949,372	979,911	1,064,245	1,160,197	1,204,835
Federal Home Loan Bank advances	12,205	425	1	2,027	95,231
Other borrowings	16	159	30	11	1
Shareholders' equity	129,572	106,408	100,018	113,147	87,463

SELECT PERFORMANCE RATIOS
Return on average assets	0.85%	2.53%	(0.16)%	(1.82)%	(4.30)%
Return on average shareholders' equity	7.22	26.06	(1.86)	(20.68)	(68.83)
Net interest margin	3.80	3.85	3.58	3.42	3.03

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	11.82%	9.71%	8.51%	8.80%	6.25%
Shareholders' equity as a percentage of assets	11.89	11.36	8.59	8.60	8.40
Tier 1 risk-based capital	15.00	14.24	13.16	12.22	13.16
Total risk-based capital	16.26	15.49	14.42	13.49	14.43
Tier 1 leverage	12.15	11.03	9.18	8.59	8.22

ASSET QUALITY INFORMATION
Allowance for loan losses	$12,920	$16,485	$17,825	$25,596	$26,934
Nonaccrual loans	12,463	15,108	15,848	53,028	91,405
Nonperforming assets	18,447	22,653	26,840	80,852	111,492
Loans 90 days past due and still accruing interest	238	-	-	-	68
Net loans charged-off	1,265	4,805	20,846	21,838	41,435
Allowance for loan losses as a percentage of gross loans	1.60%	2.15%	2.41%	3.31%	3.39%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans	1.58	1.97	2.14	6.73	10.64
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	1.67	2.08	2.34	6.72	8.23
Net loans charged-off as a percentage of average gross loans	0.17	0.64	2.80	2.82	4.39

OTHER DATA
Number of full-service branches	25	25	25	29	29
Number of full-time equivalent teammates	285.8	301.5	322.5	351.5	393.5

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses important factors impacting the financial condition and results of operations of the Company for the periods indicated. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Annual Report on Form 10-K.

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

Management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors on an annual basis. Of those significant accounting policies, we determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, servicing rights, foreclosed real estate, net deferred tax asset, defined benefit pension plan and fair value measurements are critical. The determination of the carrying amounts for all of these items involves considerable subjective judgment and estimation by management.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents our best estimate of probable inherent losses that have been incurred within the existing loan portfolio. Our allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. Our process for determining the appropriate level of the allowance for loan losses is designed to account for changes in loan quality as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to concentrations of credit risk, nonaccrual loans, potential problem loans, criticized loans, collateral values and loans charged-off or recovered, among other factors.

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

The starting point for the general component of the allowance is the historical loss experience of specific types of loans. We calculate historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual net loan charge-offs to the total population of loans in the pool. We use a five-year look-back period when computing historical loss rates. However, given the increase in loan charge-offs from 2009 to 2013, since then we have also utilized a three-year look-back period for computing historical loss rates as an additional point of reference in determining the allowance for loan losses.

We increase or decrease these historical loss percentages for qualitative environmental factors derived from macroeconomic indicators and other factors. Qualitative factors we considered in the determination of the allowance for loan losses include pervasive factors that generally impact clients across the loan portfolio (such as unemployment and the consumer price index) and factors that have specific implications to particular loan portfolios (such as residential home sales or commercial development). Factors evaluated may include, without limitation:

●	Changes in delinquent, nonaccrual and troubled debt restructured loan trends,
●	Trends in risk ratings and net loans charged-off,
●	Concentrations of credit,
●	Competition,
●	Legal and regulatory requirements,
●	Trends in the nature and volume of the loan portfolio,
●	National and local economic and business conditions,
●	Collateral valuations,
●	The experience and depth of lending management,
●	Credit-related training,
●	Lending policies and procedures,
●	Underwriting standards and practices,
●	The quality of loan review systems and the degree of oversight by the Board of Directors,
●	Peer comparisons and
●	Other external factors.

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

For servicing rights, we utilize the expertise of third-party specialists on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third-party specialists, reviewed and approved by us and then used to estimate the fair value of our servicing rights portfolio. Amortization of the servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Expected prepayment rates are estimated based on current interest-rate levels, other economic conditions, market forecasts and relevant characteristics of the servicing rights portfolio such as loan types, interest-rate stratification and recent prepayment experience. We believe that the modeling techniques and assumptions used are reasonable. However, such assumptions may or may not prove valid. Thus, there can be no assurance that servicing rights portfolio capitalization, amortization and impairment in future periods will not exceed the current capitalization, amortization and impairment amounts. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our servicing rights portfolio will not cause actual results to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations and cash flows.

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

Net Deferred Tax Asset

We use certain assumptions and estimates in determining income taxes currently payable or refundable and for recognizing deferred income tax assets and liabilities related to events for which recognition occurs in different accounting periods in our financial statements than the period during which they are recognized for income tax purposes. The assumptions and estimates include sources, amounts and timing of estimated future taxable income and deductions. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax assets and liabilities. These judgments and estimates are re-evaluated on a periodic basis as regulatory and business factors change.

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

As of December 31, 2014, net deferred tax assets, without regard to any valuation allowance, of $17.1 million were recorded in the Company’s Consolidated Balance Sheet. A portion of these net deferred tax assets includes the after-tax impact of net operating loss and realized built-in loss carryforwards.  Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2014, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015. The Company’s deferred tax asset does not include any recognized built-in losses that exceed the amount expected to be utilized against future taxable income.

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

Beginning in 2008, we ceased accruing pension benefits for teammates under our Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007. Because of the considerable judgment necessary in the determination of assumptions underlying inputs to the actuarial models, such assumptions may or may not prove valid. In addition, we may decide to terminate the Pension Plan which, based on the valuation of the Pension Plan assets and actuarial valuation of the accrued benefits to the participants at that time, could result in an incremental expense for any resulting unfunded liability. While not computed on a termination basis, the unfunded liability was $3.0 million at December 31, 2014.

Fair Value Measurements

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

Executive Summary

Company Overview

Our financial results were significantly impacted by the recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. In 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address the Company’s issues related to the Great Recession. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations. These strategic changes resulted in a reduction in problem assets, additional capital, a repositioned balance sheet, an improved and more efficient infrastructure and enhanced product and service offerings. In addition, we reconstituted our Senior Leadership Team, returned to annual profitability in 2013 and exited all formal regulatory directives in 2014.

Our net income for the year ended December 31, 2014 was $9.4 million ($0.73 per diluted common share), and we expect to remain profitable going forward. Our financial results in 2013 and 2014 reflect a growth strategy that includes controlled and managed growth concentrating first on organic loan and deposit growth, supplemented by tactical investments in other earning assets pending sustained loan growth that may be funded short-term by wholesale borrowing. We believe our growth strategy will continue to generate more stable and predictable earnings on a going-forward basis.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

2014 Highlights

Since 2013 we have been focused on our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences under the mantra of “every experience counts”. The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with The Palmetto Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving market and teammate expectations. Our ongoing strategic decisions and investments will be determined in the context of executing on the Client and Teammate Experiences, both of which, along with achieving high performing financial results, are expected to increase the value of The Palmetto Bank franchise.

For the year ended December 31, 2014, the Company reported net income of $9.4 million compared to $27.7 million for the year ended December 31, 2013. The results of operations for year ended December 31, 2014, as compared to year ended December 31, 2013, were primarily influenced by the following factors:

●

Net interest income decreased $1.2 million, and net interest margin decreased five basis points to 3.80%. The decrease in net interest income was due to a reduction in interest income on loans resulting primarily from higher-yielding loans maturing and being replaced with new loan originations at lower rates in the current low interest rate environment and a decline in investment securities balances. Partially offsetting this decline was net growth in average loans, an increase in investment securities yields and a reduction in deposit costs as a result of a strategic reduction in higher-priced certificates of deposit.

●

To attempt to avoid a similar decline in interest income in 2015, in late 2014 we began the execution of an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace loans resulting from unscheduled payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth to start 2015. The strategy included retaining on our balance sheet residential mortgage and SBA loan production, and purchases of loan pools, loan participations and trading account assets. The earning asset purchases included a pool of residential mortgage loans for $14.0 million in the third quarter 2014, a pool of indirect auto loans for $22.1 million in the fourth quarter 2014, a commercial loan participation of $5.0 million in the fourth quarter 2014, a pool of residential mortgage loans for $12.3 million in the first quarter 2015 and an additional $4.5 million investment in our trading account in January 2015. The loans purchased were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases were primarily funded by FHLB advances on a short-term basis which we expect to be replaced by deposits in 2015.

●

Total credit-related expenses, defined as provision for loan losses, foreclosed real estate writedowns and expenses, gain on sale of other loans held for sale and loan workout expenses declined from $7.6 million during the year ended December 31, 2013 to $32 thousand during the year ended December 31, 2014 primarily as a result of a reduction in the provision for loan losses and foreclosed real estate writedowns. These reductions were driven by a decline in net charge-offs and further improvement in credit quality and real estate values.

●

Credit quality continued to improve as classified assets decreased $6.0 million from December 31, 2013 to December 31, 2014, and nonperforming assets declined $4.2 million during the same period. In addition, net charge-offs declined from $4.8 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014, which was primarily the result of lower levels of problem assets and a recovery of a previously charged-off loan in the amount of $833 thousand. As a result of these factors, we reduced our allowance for loan losses in 2014 which resulted in a negative provision for loan losses of $2.3 million.

●

Fees for trust, investment management and brokerage services declined $1.4 million primarily as the result of the June 2013 transfer of our trust business to Thomasville National Bank (“TNB”). This transfer, as well as the conversion of our brokerage platform to Investment Professionals, Inc. (“IPI”) in August 2013, were part of our more integrated go-forward Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. While gross fees declined, we no longer incur the personnel and other operating costs for these businesses and, therefore, experienced a decline in those expense categories as well.

●

Mortgage-banking income declined $499 thousand from the year ended December 31, 2013 to the year ended December 31, 2014 due to a decline in mortgage loan sales of $28.3 million. During the third quarter 2014, we made a strategic decision to retain, rather than sell, the majority of mortgage loans originated during the third and fourth quarters. Beginning in January 2015, we resumed selling most of our mortgage production in the secondary market.

●

As part of our strategy to diversify our revenues and effectively utilize our cash balances, in the third quarter 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. For the year ended December 31, 2014, net trading account income totaled $501 thousand, interest income totaled $180 thousand and related investment management expenses totaled $287 thousand. For the year ended December 31, 2013, net trading account income totaled $170 thousand, interest income totaled $38 thousand and related investment management expenses totaled $90 thousand. As noted above, as part of our strategy to begin 2015 with a higher level of earning assets we made an additional $4.5 million investment in the trading account in January 2015.

●

As an alternative source of income and to fund overall employee benefits costs, we purchased bank-owned life insurance (“BOLI”) involving two fully-funded general account life insurance policies for which all premiums were paid by us during the fourth quarter 2013. During the year ended December 31, 2014, earnings related to these policies totaled $307 thousand compared to $46 thousand during the year ended December 31, 2013.

●

Salaries and personnel expense declined $1.4 million as a result of decreased salaries resulting from fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above, reduction in branch hours to better match client usage patterns of our various delivery channels and refined branch roles resulting in reduced headcount), lower medical insurance premiums, lower pension plan expense and decreased incentives offset partially by a decline in loan origination cost deferrals and, to a lesser extent, increased employer 401(k) contributions.

●

We continued to implement client-facing and internal operational changes designed to enhance the Client Experience and improve operational efficiency resulting in an increase in Occupancy and Furniture and equipment expenses from 2013 to 2014.

●

Professional services expense increased $800 thousand from 2013 to 2014. Professional services expense during 2014 included expenses related to the revenue enhancement and process improvement projects, as well as trading asset account management fees. The incremental professional fees from the revenue enhancement and process improvement projects are expected to be more than offset by the combined effect of increased revenues and lower expenses in 2014 and 2015.

●	We recorded an income tax benefit of $18.4 million in 2013 related to the reversal of our valuation allowance on net deferred tax assets that existed at December 31, 2012.

Other highlights for 2014 include:

●

Through organic loan originations and purchased loans, we experienced an increase in net loans that outpaced normal and unscheduled pay-offs. The face amount of organic loan originations in 2014 were $255.9 million, compared to $274.8 million in 2013. As noted above, to replace unscheduled payoffs and supplement our organic loan growth during the year and to begin 2015 with a higher level of earning assets, we retained on our balance sheet a portion of residential mortgage and SBA production, purchased a participation interest in a commercial loan and purchased pools of residential mortgage loans and indirect auto loans. In January 2015, we also purchased another pool of residential mortgage loans. To the extent organic loan growth slows or unscheduled payoffs exceed our organic loan growth, we may consider additional loan pool purchases in the future.

●	Core deposits (defined as total deposits excluding time deposits in excess of $100 thousand) grew by $33.2 million, and we entered 2015 with an overall cost of deposits of 0.05%.
●	Based on a competitive market analysis, we implemented selected fee increases effective July 1, 2014 and September 1, 2014 which resulted in increased revenues beginning in the third quarter 2014.
●	We refined the features of selected deposit products and developed new products that were introduced September 1, 2014.
●

We completed a number of process improvements to reduce expenses with the reductions beginning primarily in the third quarter, including refinement of our staffing model in our Retail branches resulting in fewer FTE.

●	We declared a dividend of $0.05 per common share payable on August 18, 2014 and November 17, 2014. We also declared a dividend of $0.08 per common share payable on February 16, 2015.
●

We continued to implement technological enhancements to improve the Client Experience, risk management and operational efficiency. Examples in 2014 related to the Client Experience include online personal financial management and upgraded mobile banking app, as well as additional products in the first quarter 2015 including mobile deposits, online financial education and an upgraded website.

●	Our common stock continued to be included in the small-cap Russell 2000® Index, and our stock price appreciated 29% in 2014.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

	December 31,		Dollar	Percent
	2014	2013	variance	variance

Assets
Cash and cash equivalents
Cash and due from banks	$36,887	$38,178	$(1,291)	(3.4)%
Total cash and cash equivalents	36,887	38,178	(1,291)	(3.4)

Federal Home Loan Bank stock, at cost	2,556	2,950	(394)	(13.4)
Trading account assets, at fair value	5,513	5,118	395	7.7
Investment securities available for sale, at fair value	211,511	214,383	(2,872)	(1.3)
Mortgage loans held for sale	1,125	1,722	(597)	(34.7)

Loans, gross	805,059	767,513	37,546	4.9
Less: allowance for loan losses	(12,920)	(16,485)	3,565	(21.6)
Loans, net	792,139	751,028	41,111	5.5

Premises and equipment, net	22,006	23,367	(1,361)	(5.8)
Accrued interest receivable	3,387	3,535	(148)	(4.2)
Foreclosed real estate	5,949	7,502	(1,553)	(20.7)
Deferred tax asset, net	17,053	22,087	(5,034)	(22.8)
Bank-owned life insurance	11,923	11,617	306	2.6
Other assets	8,762	8,742	20	0.2
Total assets	$1,118,811	$1,090,229	$28,582	2.6%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$196,219	$178,075	$18,144	10.2%
Interest-bearing	732,101	729,285	2,816	0.4
Total deposits	928,320	907,360	20,960	2.3

Retail repurchase agreements	15,921	18,175	(2,254)	(12.4)
Federal Home Loan Bank advances	35,000	35,000	-	-
Other liabilities	6,526	5,877	649	11.0
Total liabilities	985,767	966,412	19,355	2.0

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	128	127	1	0.8
Capital surplus	145,384	144,624	760	0.5
Accumulated deficit	(2,565)	(10,641)	8,076	(75.9)
Accumulated other comprehensive loss, net of tax	(9,903)	(10,293)	390	(3.8)
Total shareholders' equity	133,044	123,817	9,227	7.5

Total liabilities and shareholders' equity	$1,118,811	$1,090,229	$28,582	2.6%

Cash and Cash Equivalents

Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve. As a result, we have strategically managed our cash to avoid holding excess cash balances. From time-to-time we may allow cash balances to increase to fund projected loan growth. In such cases, to supplement our earnings on excess cash we may deposit a portion of our excess funds in money market accounts at third party institutions that are well-capitalized under the regulatory capital rules that earn a return in excess of that available at the Federal Reserve.

Concentrations and Restrictions. From time to time, we may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of FDIC insurance limits are essentially uncollateralized overnight loans. We regularly evaluate the risk associated with the potential counterparties to these transactions to ensure that we would not be exposed to any significant risks with regard to cash and cash equivalent balances if we were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At December 31, 2014 and 2013, we did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2013, we owned FHLB stock with a carrying value of $3.0 million. During 2014, we purchased $1.8 million in FHLB stock, and the FHLB redeemed $2.2 million of our FHLB stock at book value thereby decreasing our balance to $2.6 million at December 31, 2014. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to an amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. The average dividend yield for the year ended December 31, 2014 and 2013 was 4.02% and 2.61%, respectively. There can be no guarantee of future dividends.

Trading Account Assets

As part of our strategy to diversify our revenues, effectively utilize our cash balances and increase our earning assets, in September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. Under the account agreement, the third party has discretionary power to trade in the account subject to certain contractual restrictions. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits. We may withdraw trading account assets related to our original investment from the account subject to 30-days’ written notice. To begin 2015 with a higher level of earning assets we invested an additional $4.5 million in the trading account in January 2015. This additional investment is restricted from withdrawal until January 2016.

At December 31, 2014, the trading account included municipal securities of $4.1 million and insured bank deposits of $1.4 million. At December 31, 2013, the trading account included municipal securities of $3.8 million and insured bank deposits of $1.3 million.

All of the municipal securities included in trading account assets at December 31, 2014 were investment grade. Fair value of our trading account assets is derived from a third-party pricing service. The fair values are subject to our internal price verification procedures, which include periodic comparisons to values received in subsequent sales and other third-party pricing services.

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

Composition. The fair value of the investment securities available for sale portfolio represented 18.9% and 19.7% of total assets at December 31, 2014 and 2013, respectively.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	December 31, 2014			December 31, 2013			December 31, 2012
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total	cost	value	total
U.S. agency	$3,930	$3,965	1.9%	$-	$-	-%	$-	$-	-%
State and municipal	6,665	6,732	3.2	7,393	7,460	3.5	11,247	11,530	4.4
Collateralized mortgage obligations (federal agencies)	89,311	87,774	41.5	97,303	93,132	43.4	122,444	123,508	46.7
Other mortgage-backed (federal agencies)	78,532	78,503	37.1	76,852	76,020	35.5	62,581	63,817	24.1
SBA loan-backed (federal agency)	34,394	34,537	16.3	37,655	37,771	17.6	65,828	65,647	24.8
Total investment securities available for sale	$212,832	$211,511	100.0%	$219,203	$214,383	100.0%	$262,100	$264,502	100.0%

The net unrealized loss on investment securities available for sale at December 31, 2014 reflects fluctuations in longer-term interest rates since the dates the securities were purchased. While the investment securities portfolio is currently in an unrealized loss position, absent any unexpected credit losses, we will recover the full principal amount of these securities if we hold them to maturity.

All of the investment securities available for sale at December 31, 2014 were investment grade.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At December 31, 2014, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 3.95%.

U.S. agency securities represent debt obligations of U.S. government agencies that generate regular payments of interest income over the life of the instrument and a principal repayment at maturity. These debt obligations are guaranteed by the U.S. government and do not present credit risk to the Company.

State and municipal investment securities are debt securities issued by a state, municipality or county in order to finance its capital expenditures. The most substantial risk associated with buying state and municipal investment securities is the credit risk associated with the municipality from which the securities are purchased. Although municipal investment securities in smaller municipalities can sometimes be difficult to sell quickly, we do not currently anticipate that we will liquidate this portfolio in the near term. State and municipal investment securities provide income tax benefits to the Company in that interest income on these securities is generally exempt from federal income tax and, in some cases, state income tax.

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

Other mortgage-backed investment securities include instruments representing ownership of an undivided interest in a group of fixed- and variable-rate mortgages. Principal and interest from the individual mortgages are used to pay principal and interest on the mortgage-backed investment security. Monthly income from other mortgage-backed investment securities may fluctuate as interest rates change due to the volume of mortgage prepayments. All of our mortgage-backed investment securities are issued and guaranteed by U.S. government agencies. Other mortgage-backed investment securities also include instruments representing undivided interests in a pools of reverse mortgages guaranteed under the U.S. government’s Home Equity Conversion Mortgage program. These investment securities do not have a payment schedule, but rather accrue interest on the securitized principal until such time that payoffs are received, which is generally through the sale of the underlying loan collateral.

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

We use prices from third-party pricing services and, to a lesser extent, nonbinding quotes from third-party brokers to estimate the fair value of our investment securities. While we obtain fair value information from multiple sources, we generally obtain one price/quote for each individual security. For securities priced by third-party pricing services, we determine the most appropriate and relevant pricing service for each security class and have that vendor provide the price for each security in the class. We record the value provided by the third-party pricing service/broker in our Consolidated Financial Statements subject to our internal price verification procedures, which include periodic comparisons to other brokers and third-party pricing services.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at December 31, 2014 by contractual maturity and estimated principal repayment distribution (dollars in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	2,015	1.6
Due after five years through ten years	1,915	2.5
Due after ten years	-	-
U.S. agency	3,930	2.0

Due in one year or less	1,898	3.8
Due after one year through five years	2,050	2.6
Due after five years through ten years	2,717	2.1
Due after ten years	-	-
State and municipal	6,665	2.7

Due in one year or less	407	2.0
Due after one year through five years	11,227	1.7
Due after five years through ten years	77,677	2.5
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	89,311	2.4

Due in one year or less	-	-
Due after one year through five years	42,042	1.9
Due after five years through ten years	19,191	1.2
Due after ten years	17,299	1.1
Other mortgage-backed (federal agencies)	78,532	1.5

Due in one year or less	-	-
Due after one year through five years	15,116	0.1
Due after five years through ten years	11,219	1.9
Due after ten years	8,059	2.6
SBA loan-backed (federal agency)	34,394	1.3

Due in one year or less	2,305	3.5
Due after one year through five years	72,450	1.5
Due after five years through ten years	112,719	2.2
Due after ten years	25,358	1.6
Total investment securities available for sale	$212,832	1.9%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at December 31, 2014 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Federal Home Loan Mortgage Corporation	$59,776	$59,086	44.4%
Government National Mortgage Association	23,308	22,574	17.0

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at December 31, 2013 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Government National Mortgage Association	$63,805	$63,744	47.9%

Pledged. At December 31, 2014 and 2013, securities totaling $133.2 million and $119.6 million, respectively, were pledged to secure municipal and certain other deposits, retail repurchase agreements and Federal Reserve and certain correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013
Gross loans, beginning of period	$767,513	$738,282

Additions:
Purchased mortgage loans	13,974	-
Purchased commercial loan participation	5,000	-
Purchased indirect automobile loans	22,123	-
Loan originations, net of paydowns and other reductions	1,192	38,592
Total additions	42,289	38,592

Reductions:
Transfers to foreclosed real estate	2,312	2,541
Transfers to other loans held for sale	1,166	2,015
Net loans charged-off	1,265	4,805
Total reductions	4,743	9,361

Gross loans, end of period	$805,059	$767,513

We are aggressively pursuing organic loan growth to generate a higher level of interest-earning assets. Currently, demand for new loans from credit-worthy borrowers is not consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved loan origination volumes since 2012 in certain products and markets. The face amount of total organic loan production, excluding loan purchases, was $255.9 million and $274.8 million for the years ended December 31, 2014 and 2013, respectively.

To offset unscheduled commercial loan payoffs, supplement organic loan growth and begin 2015 with a higher level of earning assets, during the third and fourth quarters 2014 we purchased $14.0 million of performing jumbo hybrid adjustable-rate residential mortgages, along with the related servicing, $22.1 million of performing indirect auto loans, with servicing retained by the seller, a $5.0 commercial loan participation, and retained residential mortgage and SBA loan production that we normally would have sold. In January 2015, we purchased a pool of performing jumbo hybrid adjustable-rate residential mortgage loans and resumed selling our residential mortgage and SBA loan production in the secondary market.

Our organic loan originations and pipeline ended the year strong. However, to the extent organic loan production slows or unscheduled payoffs exceed our organic loan growth, we may once again retain residential mortgage and SBA loan production and consider additional loan pool purchases in the future.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale and the related valuation allowance, if applicable, for the years ended December 31, 2014 and 2013, see Item 8. Financial Statements and Supplementary Data, Note 6, Other Loans Held for Sale and Valuation Allowance.

During the year ended December 31, 2014 and 2013, we sold SBA loans for proceeds totaling $1.2 million and $2.2 million, respectively, and recognized gains of $70 thousand and $207 thousand, respectively.

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

	December 31,
	2014		2013		2012		2011		2010
	Total	% of total	Total	% of total	Total	% of total	Total	% of total	Total	% of total

Commercial real estate	$430,025	53.4%	$455,452	59.4%	$459,212	62.1%	$492,754	62.6%	$573,822	66.8%
Single-family residential	204,439	25.4	178,125	23.2	168,180	22.8	185,504	23.5	178,980	20.8
Commercial and industrial	80,927	10.0	73,078	9.5	51,661	7.0	49,381	6.3	47,812	5.6
Consumer	76,984	9.6	50,099	6.5	50,574	6.8	52,771	6.7	52,652	6.1
Other	12,684	1.6	10,759	1.4	9,431	1.3	7,326	0.9	6,317	0.7
Total loans	$805,059	100.0%	$767,513	100.0%	$739,058	100.0%	$787,736	100.0%	$859,583	100.0%
Less: other loans held for sale	-		-		776		14,178		66,157
Loans, gross	$805,059		$767,513		$738,282		$773,558		$793,426

Mortgage loans serviced for the benefit of others totaled $375.1 million and $384.5 million at December 31, 2014 and 2013, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. We monitor borrower and industry sector concentrations and limit additional credit exposure to certain concentrations, in particular the segments of our loan portfolio secured by commercial real estate. As noted in the table above, from 2010 to 2014 we were proactive in repositioning the composition of our loan portfolio resulting in a reduction in commercial real estate and increase in commercial and industrial and consumer loans. Within commercial real estate, we significantly reduced our nonowner occupied and construction and development loans outstanding.

At December 31, 2014, commercial real estate loans comprised 53.4% of gross loans and 300.0% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

We currently provide our services primarily to clients within our market area. However, from 2006 to 2008 we originated out-of-market loans, purchased participation loans from other banks and/or obtained brokered loans brought to us by loan brokers, which were generally to nonclients with whom we had no pre-existing banking relationship and were not subjected to the enhanced underwriting procedures implemented in 2010. In connection with our loan portfolio and lending practices reviews since 2009, we determined that out-of-market loans were a significant contributing factor to our increased credit losses through 2013 and, as such, we generally no longer originate such loans. As noted above, to begin 2015 with a higher level of earning assets, in 2014 we purchased two pools of loans totaling $36.1 million and a commercial loan participation that contained loans to borrowers and/or collateral located outside of our markets. These loans were subjected to due diligence and our current underwriting procedures prior to purchase.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates. At December 31, 2014, our total loan portfolio, excluding mortgage loans held for sale, was comprised of 65% fixed-rate loans and 35% variable rate loans.

The following table summarizes our total loan portfolio excluding mortgage loans held for sale, by portfolio segment, at December 31, 2014, that, based on remaining maturity for fixed-rate loans and repricing frequency for variable-rate loans, were due during the periods noted. For this purpose, a variable-rate loan that has reached its ceiling or floor limit is included in the fixed rate category. Nonaccrual loans are included in the due in one year or less category given that maturity cannot be reasonably estimated. The table also summarizes our loan portfolio at December 31, 2014 based on remaining maturity for fixed-rate loans due after one year (in thousands).

	Maturity or repricing term				Rate structure for loans with remaining maturities over one year

	Due in one year or less	Due after one year through five years	Due after five years	Total	Variable-rate	Fixed-rate

Commercial real estate	$24,680	$51,613	$4,634	$80,927	$268	$55,979
Single-family residential	43,109	68,642	92,688	204,439	13,550	147,780
Commercial and industrial	113,480	230,558	85,987	430,025	-	316,545
Consumer	2,719	38,773	35,492	76,984	-	74,265
Other	8,236	3,585	863	12,684	-	4,448
Total loans	$192,224	$393,171	$219,664	$805,059	$13,818	$599,017

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

This specific pool of loans was the primary contributor to our deteriorated asset quality, increased charge-offs and resulting net losses from 2009 to 2012. In addition, this pool of loans exhibited a loss rate much higher than the remainder of the loan portfolio that was comprised of loans in our market area to our in-market clients that were underwritten by loan officers using our credit underwriting standards. Accordingly, with regard to the credit quality of the remaining loan portfolio, we do not currently believe that the higher loss rate incurred on this particular pool of loans is indicative of the loss rate to be incurred on the remaining loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses during 2013 and 2014 have been much less significant.

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

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	December 31,
	2014	2013	2012	2011	2010

Commercial real estate
Construction, land development and other land loans	$441	$3,872	$5,467	$27,085	$52,528
Multifamily residential	-	181	-	-	7,943
Nonfarm nonresidential	8,174	4,832	3,732	14,870	18,781
Total commercial real estate	8,615	8,885	9,199	41,955	79,252

Single-family residential
Single-family real estate, revolving, open-end loans	977	797	816	843	998
Single-family real estate, closed-end, first lien	1,928	3,176	4,442	7,957	7,607
Single-family real estate, closed-end, junior lien	78	129	299	471	866
Total single-family residential	2,983	4,102	5,557	9,271	9,471

Commercial and industrial	715	1,885	826	1,313	2,197

Indirect automobile	116	210	195	383	404
All other consumer	34	26	69	106	81
Total consumer	150	236	264	489	485

Farmland and other	-	-	2	-	-

Total nonaccrual loans	12,463	15,108	15,848	53,028	91,405

Foreclosed real estate	5,949	7,502	10,911	27,663	19,983
Repossessed personal property	35	43	81	161	104
Total foreclosed real estate and repossessed personal property	5,984	7,545	10,992	27,824	20,087

Total nonperforming assets	$18,447	$22,653	$26,840	$80,852	$111,492

Less: nonaccrual other loans held for sale	-	-	776	5,812	27,940

Adjusted nonperforming assets	$18,447	$22,653	$26,064	$75,040	$83,552

Over 90 days past due and still accruing interest	$238	$-	$-	$-	$68
Troubled debt restructurings included in nonaccrual loans above	4,286	2,184	2,184	2,184	2,184
Loans *	805,059	767,513	739,058	787,736	859,583
Total assets	1,118,811	1,090,229	1,145,456	1,203,152	1,355,247

Total nonaccrual loans as a percentage of:
loans*	1.55%	1.97%	2.14%	6.73%	10.63%
total assets	1.11	1.39	1.38	4.41	6.74

Total nonperforming assets and loans over 90 days and still accruing interest as a percentage of:
loans* and foreclosed real estate and personal property	2.30%	2.92%	3.58%	9.91%	12.68%
total assets	1.67	2.08	2.34	6.72	8.23

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

Total loans migrating into nonaccrual status were $74.2 million, $34.7 million, $11.5 million, $16.4 million and $10.0 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively. We believe the overall trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

The following table summarizes nonaccrual loans with balances greater than $1 million, by collateral type, at December 31, 2014. None of these loans were out-of-market or purchased participation loans (dollars in thousands).

	Carrying balance	Loan count
Residential lots/golf course development	$3,297	2
Commercial-use real estate	1,723	1
Total	$5,020	3

Additional interest income of $478 thousand would have been reported during 2014 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at the date indicated (in thousands).

December 31, 2014
Construction, land development and other land	$5,250
Single-family residential	79
Multifamily residential	109
Nonfarm nonresidential	510
Total foreclosed real estate	$5,948

Included in foreclosed real estate at December 31, 2014 were 56 residential lots with an aggregate net book value of $4.7 million in three separate communities related to one real estate development. During 2014 and 2013, we recorded writedowns on these properties of $946 thousand and $1.7 million, respectively, to reflect declines in fair value.

In 2013, ownership of the development was consolidated and its development and marketing plan was refined. We continue to work directly with the primary owner to market and sell our remaining lots. Due to the number of lots owned, change in ownership of the development in 2013 and the generally depressed state of the residential housing market, absent additional bulk sales of the lots, we expect the resolution of these remaining lots to occur over several years. At December 31, 2014, two lots with a carrying value of $405 thousand were under contract for sale and closed during January 2015 at a gain. While we sold 23 lots in the fourth quarter 2014 and to date in 2015 at prices above carrying value, the ongoing resolution may result in additional writedowns based on receipt of annual appraisals.

Foreclosed real estate properties are being actively marketed with the primary objective of liquidating the collateral at a level that most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible in a reasonable period of time. We generally obtain third-party, “as-is” appraisals on foreclosed real estate at the time it is classified as such if a recent appraisal has not been obtained within the most recent 12-month period. Loan charge-offs are recorded prior to or upon foreclosure to writedown the loans to fair value less estimated costs to sell. Until the time of disposition, we normally obtain updated appraisals annually. For some assets, additional writedowns have been taken based on receipt of updated third-party appraisals for which appraised values continue to decline. However, the rate of decline appears to be slowing and recent appraisals and sales generally indicate signs of stabilizing, or in some cases, increasing values. Based on currently available valuation information, the carrying value of these assets is believed to be representative of their fair value less estimated costs to sell although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

For disclosure regarding balances of and changes in foreclosed real estate at and for the years ended December 31, 2014 and 2013, see Item 8. Financial Statements and Supplementary Data, Note 9, Foreclosed Real Estate and Repossessed Personal Property.

The following table summarizes the components of foreclosed real estate writedowns charged to expense for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013
Writedowns related to the receipt of updated appraisals	$684	$2,107
Writedowns related to the execution of sales contracts	997	1,012
Total foreclosed real estate writedowns charged to expense	$1,681	$3,119

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $19.9 million and $28.9 million at December 31, 2014 and 2013, respectively, of which $4.3 million (21.6%) and $2.2 million (7.5%) were in nonaccrual status.

At December 31, 2013, we had three loans that had been legally split into separate loans (commonly referred to as an A/B loan structure) for which cumulative net charge-offs of $2.6 million had been recorded. The aggregate balances of the A and B loans at December 31, 2013 were $4.7 million and $2.1 million, respectively. During 2014, the A note relative to one A/B loan structure was repaid for which the B note had been previously charged-off. The following table summarizes A/B loan structures at December 31, 2014 by performing and nonperforming status (dollars in thousands).

	A Note	B Note	Total
Carrying balance performing	$3,096	$2,051	$5,147
Carrying balance performing count	1	1	2

Carrying balance nonperforming	$1,245	$-	$1,245
Carrying balance nonperforming count	1	-	1

Carrying balance total	$4,341	$2,051	$6,392
Carrying balance total count	2	1	3

Additionally, at December 31, 2014, both of the A/B loan structures were reported as troubled debt restructurings. Cumulative net charge-offs of $381 thousand have been recorded on these loans, none of which was charged-off during 2014.

Six individual loans greater than $1 million comprised $16.8 million (84.5%) of our troubled debt restructurings at December 31, 2014. Two of these loans experienced a term concession, one experienced rate and term concessions, one experienced rate and term concessions as well as principal reduction, one experienced a reduction in principal and one experienced a rate concession. At December 31, 2014, one of the six troubled debt restructurings individually greater than $1 million was in nonaccrual status.

Loans classified as troubled debt restructurings may be removed from this status if they are subsequently restructured if, at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties and under terms of the subsequent agreement no concession has been granted to the borrower. To meet these conditions for removing the impairment designation, the subsequent modification agreement must specify market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, and other terms no less favorable to the Company than those it would offer for such new debt. In addition to no longer being classified as troubled debt restructurings, the loans may be removed from impaired loan status. In addition, loans classified as troubled debt restructurings may be removed from this classification for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. During the year ended December 31, 2014, loans totaling $8.6 million were removed from troubled debt restructuring classification of which $7.1 million were also removed from classification as impaired loans for purposes of determining the allowance for loan losses Loans removed from troubled debt restructuring classification continue to be classified as impaired loans unless they qualify for removal in accordance with our policy as described above.

For additional disclosure regarding troubled debt restructurings and impaired loans, see Allowance for Loan Losses beginning on the next page and Item 8. Financial Statements and Supplementary Data, Note 5, Loans.

Potential Problem Loans. Potential problem loans (loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively) consist of commercial loans and consumer loans within the commercial relationships that are not already classified as nonaccrual for which questions exist as to the current sound worth and paying capacity of the client or of the collateral pledged, if any, that have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. We monitor these loans closely and review performance on a regular basis. As of December 31, 2014, total potential problem loans totaled $26.5 million, of which $12.5 million were troubled debt restructurings. Total potential problem loans decreased $2.0 million (7.2%) from December 31, 2013.

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

The allowance for loan losses decreased to $12.9 million, or 1.60% of gross loans, at December 31, 2014, compared to $16.5 million, or 2.15% of gross loans, at December 31, 2013. The reduced coverage percentage at December 31, 2014 as compared to December 31, 2013 was the result of the continued overall improvement in credit quality and reduced risk profile of the loan portfolio as discussed below.

In general, since 2012 we have experienced improved trends in certain credit-quality metrics related to our loan portfolio, and, as a result, nonaccrual loans of $12.5 million at December 31, 2014 represented an 89.0% reduction from the peak at March 31, 2010 and a 17.5% reduction from December 31, 2013. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. Overall loan loss rates have declined in each of the last five years and were $1.3 million (0.17% of average gross loans) in 2014 as compared to $4.8 million (0.64% of average gross loans) in 2013.

We continue to pursue collection of charged-off loans, which may result in recoveries in future periods. During 2014, we had recoveries totaling $1.8 million. Additional recoveries, some of which may be individually significant, may occur in the future. Recoveries and/or other reductions in the allowance for loan losses may also reduce the provision for loan losses recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

We sold certain foreclosed real estate properties at gains in 2014 and to date in 2015. While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values with a few now showing increased values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at December 31, 2014, and indirectly the provision for loan losses for the year ended December 31, 2014, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the uncertain overall economic environment including inconsistent month to month business activity and loan production within our market,
●	The cumulative impact of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 82.0% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio included a higher than historical level of nonperforming assets at December 31, 2014 although, while still at an elevated level, nonperforming assets decreased 87.0% from the peak at March 31, 2010,

●	Our classified loans decreased 10.8% from December 31, 2013.
●	The trend and elevated level of the historical loan loss rates (and recoveries) within our loan portfolio,
●	The results of our internal and external loan reviews and
●	Our individual impaired loan analysis which identified:
o	Improving but some stress on certain borrowers based on liquidity and
o	Stabilizing but still generally depressed appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the years ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses, beginning of period	$16,485	$17,825	$25,596	$26,934	$24,079

Provision for loan losses	(2,300)	3,465	13,075	20,500	47,100

Less: allowance for loan losses reclassified as other loans held for sale valuation allowance	-	-	-	-	2,358

Less: allowance for loan losses reclassified in credit card portfolio sale	-	-	-	-	452

Loans charged-off
Commercial real estate	1,082	1,780	17,548	16,532	33,481
Single-family residential	697	731	3,314	3,070	4,214
Commercial and industrial	530	2,426	376	1,572	3,135
Consumer	225	285	586	810	1,483
Other	555	669	696	848	647
Total loans charged-off	3,089	5,891	22,520	22,832	42,960

Recoveries
Commercial real estate	396	291	209	101	544
Single-family residential	982	135	648	56	98
Commercial and industrial	47	147	168	115	154
Consumer	83	138	193	146	729
Other	316	375	456	576	-
Total loans recovered	1,824	1,086	1,674	994	1,525

Net loans charged-off	1,265	4,805	20,846	21,838	41,435

Allowance for loan losses, end of period	$12,920	$16,485	$17,825	$25,596	$26,934

Average gross loans	$760,338	$746,815	$745,473	$775,358	$943,101
Loans, gross	805,059	767,513	738,282	773,558	793,426
Nonaccrual loans (1)	12,463	15,108	15,848	53,028	91,405

Net loans charged-off as a percentage of average gross loans	0.17%	0.64%	2.80%	2.82%	4.39%
Allowance for loan losses as a percentage of gross loans	1.60	2.15	2.41	3.31	3.39
Allowance for loan losses as a percentage of nonaccrual loans	103.67	109.11	112.47	48.27	29.47

(1) Nonaccrual loans includes loans classified as other loans held for sale of:	$-	$-	$776	$5,812	$27,940

In addition to loans charged-off in their entirety in the ordinary course of business, included within total loans charged-off were charge-offs on loans individually evaluated for impairment for the years ended December 31, 2014 and 2013 totaling $923 thousand and $3.3 million, respectively. Charge-offs were taken on certain collateral-dependent loans based on the status of the underlying real estate projects or our expectation that these loans would be foreclosed on, and we would take possession of the collateral. The loan charge-offs were recorded to reduce the carrying balance of the loans to the fair value of the underlying collateral less estimated costs to sell, which are generally based on third-party appraisals.

We analyze certain individual loans within the loan portfolio and make allocations to the allowance for loan losses based on the individual loan’s specific factors and other circumstances that impact the collectability of the loan. The population of loans evaluated for potential impairment includes all loans that are currently classified as troubled debt restructurings, certain loans that have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves, significant individual loans classified as doubtful and loans on nonaccrual status. At December 31, 2014, we had four loan relationships totaling $3.1 million with a Bank-funded interest reserve. None of these loans were considered impaired at December 31, 2014.

In situations when a loan is determined to be impaired because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled, the loan is excluded from the general reserve calculation and is evaluated individually for impairment. The impairment analysis is based on the determination of the most probable source of repayment which is typically liquidation of the underlying collateral, but may also include the present value of estimated future cash flows or, in rare cases, the fair value of the loan itself.

At December 31, 2014 and 2013, impaired loans totaled $31.6 million and $44.7 million, respectively, of which $19.9 million and $28.9 million, respectively, were classified as troubled debt restructurings. At December 31, 2014, 64.6% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 35.4%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

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

Portions of the allowance for loan losses may be allocated to specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in our judgment, should be charged-off. While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Absent the impact of unexpected negative trends in credit quality, we expect our allowance for loan losses coverage ratio to be reduced further in 2015 which could possibly result in a negative provision for loan losses.

Premises and Equipment, net

Premises and equipment, net decreased $1.4 million (5.8%) during 2014 due primarily to depreciation of $2.4 million, partially offset by investments in technology.

Net Deferred Tax Asset

As of December 31, 2014, net deferred tax assets of $17.1 million were recorded in our Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, we determined that a valuation allowance against the deferred tax asset was not necessary.

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

For disclosure regarding the impact of the Private Placement on our net deferred tax asset, see Item 8. Financial Statements and Supplementary Data, Note 14, Income Taxes.

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we purchased two BOLI policies on certain members of our leadership team for which all premiums were paid by us during the fourth quarter 2013. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at December 31, 2014. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. During the years ended December 31, 2014 and 2013, earnings on these policies totaled $307 thousand and $46 thousand, respectively, none of which was due to the death benefit.

Deposit Activities

Deposits have historically been our primary source of funds and a competitive strength resulting in a cost of funds of 0.05% for the year ended December 31, 2014 (0.05% for the fourth quarter 2014), which reflects our strong core deposit franchise. Deposits also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges and other ancillary banking services. We set annual targets for deposit balances in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 108-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we believe that we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest-rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	December 31,
	2014		2013

	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$196,219	21.2%	$178,075	19.6%
Interest-bearing transaction deposits	332,414	35.8	316,214	34.9
Transaction deposits	528,633	57.0	494,289	54.5

Money market deposits	138,449	14.9	136,476	15.0
Savings deposits	90,318	9.7	79,760	8.8
Time deposits	170,920	18.4	196,835	21.7
Total deposits	$928,320	100.0%	$907,360	100.0%

The decline in time deposits has resulted in a significant improvement in our interest expense on deposits. Going forward, the opportunity for further improvement in our cost of funds paid on deposits from maturing time deposits is significantly reduced as time deposits that are scheduled to mature in 2015 are at a weighted-average rate of 0.16%. We may also pursue time deposits at higher interest rates to replace our FHLB advances borrowed in December 2014 and January 2015.

Noninterest-bearing deposits increased $18.1 million during 2014 while interest-bearing deposits increased $2.8 million during the same period. The increase in noninterest-bearing deposits was due to our continued execution of several specific strategies to continue growing core deposits through increasing balances in existing accounts as well as growth in the number of households. These strategies include proactively focusing on client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge, providing a rewards program to clients for referrals and use of debit cards and enhancing existing deposit products. The increase in interest-bearing deposits was the result of growth in interest-bearing core deposits which were partially offset by a strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. These increases were also impacted by current client trends to retain funds in deposit accounts rather than other investment options given the current interest rate environment.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. For example, in 2013 we began a client rewards program to encourage clients to use their debit cards in order to increase the likelihood that these accounts become the clients’ primary checking account, which typically carries higher balances and has higher account retention. Similarly, starting in 2013 we also began a referral rewards program which rewards clients for referring new clients to the Bank. In 2014 we hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients. We also introduced enhancements to existing deposit products and implemented new deposit products on September 1, 2014.

From a liquidity standpoint given the expectation of rising interest rates in the future, we are monitoring on a monthly basis changes in the deposit balances of our top 100 depositors and evaluating their deposit behavior to understand the likelihood of retaining those deposits in the future.

Time Deposits $100 Thousand or Greater. Time deposits $100 thousand or greater totaled $67.4 million and $79.7 million at December 31, 2014 and 2013, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 5.5% at December 31, 2013 to 5.2% at December 31, 2014 resulting from a 12.4% decline in retail repurchase agreements during 2014 while total liabilities increased 2.0% over the period as a result of an increase in deposits.

For additional disclosure regarding our borrowings, see Item 8. Financial Statements and Supplementary Data, Note 12, Borrowings.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government, U.S. agency or state and municipal investment securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options for the Bank include lines of credit from correspondent banks, brokered time deposits, FHLB advances and the Federal Reserve Discount Window. In addition, during the second quarter 2014, we filed a shelf registration with the SEC to provide capacity and flexibility for the Company’s possible future funding needs. The registration allows the Company to issue a variety of registered debt and/or equity securities of up to $50 million; however there are currently no plans to access such funding. Wholesale funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates. Our earning asset purchases in 2014 were primarily funded by FHLB advances of $35 million with a weighted-average rate of 0.24% at December 31, 2014 all of which matured in January 2015 and were replaced with new advances maturing between April and July 2015 with a weighted-average rate of 0.26%. We expect to replace all or a portion of these advances through deposit growth in 2015.

Correspondent Bank Lines of Credit. The following table summarizes the Bank’s correspondent bank lines of credit at the dates indicated (dollars in thousands).

	December 31, 2014			December 31, 2013
	Secured	Unsecured	Total	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000	$35,000	$25,000	$60,000
Count	2	6	8	3	2	5

The changes in the composition of our correspondent bank lines of credit during 2014 were the result of the additional of two unsecured lines totaling $20 million as well as the a previously secured correspondence line of credit being converted into one secured and one unsecured line of credit.

None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

Brokered Time Deposits. We have agreements in place that allow us to offer time deposit accounts on a national basis through brokers and on-line listing services. Brokered time deposits are a ready source of funds that are generally more expensive than time deposits obtained through our local markets. Brokered time deposits are generally only available to banks that are considered well-capitalized under the regulatory prompt corrective action regulations. Other than to periodically test access to such markets, we have not obtained brokered time deposits or time deposits from on-line listing services and had no such borrowings outstanding at December 31, 2014 or 2013.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$79,139	$90,225
FHLB advances outstanding	35,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$44,139	$55,225

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

Capital

At December 31, 2014, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the years ended December 31,
	2014	2013	2012
Total shareholders' equity	$133,044	$123,817	$98,380
Average shareholders' equity	129,572	106,408	100,018

Shareholders' equity as a percentage of total assets	11.89%	11.36%	8.59%
Average shareholders' equity as a percentage of average total assets	11.82	9.71	8.51

Book value per common share	$10.39	$9.68	$7.71
Cash dividends declared per common share	0.10	-	-
Dividend payout ratio	13.67%	n/a	n/a

Dividends. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the year ended December 31, 2014, the Company declared dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
7/17/2014	8/4/2014	8/18/2014	$0.05
10/16/2014	11/3/2014	11/17/2014	0.05

In addition, on January 15, 2015, the Company declared a dividend of $0.08 per common share payable on February 16, 2015.

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

Private Placement. In October 2010, we consummated the Private Placement in which institutional investors purchased 9,993,995 shares of our common stock at $10.40 per share resulting in proceeds of $103.9 million. Under the terms of the Private Placement, we conducted a common stock follow-on offering following the closing of the Private Placement directed to our shareholders as of the close of business on October 6, 2010. With respect to the follow-on offering, in December 2010, we issued 194,031 shares of common stock resulting in proceeds of $2.0 million, and in January 2011, we issued an additional 767,508 shares of common stock resulting in proceeds of $8.0 million. Net proceeds from the offerings totaling $104 million were contributed to the Bank as an additional capital contribution.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. Under regulatory capital requirements as of December 31, 2014, accumulated other comprehensive income (loss) amounts do not increase or decrease regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

For regulatory capital purposes as of December 31, 2014, deferred tax assets that are dependent on future taxable income generally are limited to the lesser of (1) the amount of such deferred tax assets that we expect to realize within one year of the calendar quarter-end date based on our projected future taxable income for that year or (2) 10% of the amount of our Tier 1 capital. At December 31, 2014, $6.1 million of our net deferred tax asset was included in Tier 1 and total regulatory capital. Under the Basel III regulatory capital reforms that went into effect on January 1, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of CET1 capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since December 31, 2014, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Annual Report on Form 10-K.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 8. Financial Statements and Supplementary Data, Note 21, Regulatory Capital Requirements and Dividend Restrictions.

Equity. At December 31, 2014, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,185,426 at February 23, 2015. To date, we have not issued any shares of preferred stock.

The Company’s common stock is traded on the NASDAQ Capital Market and has been included in the Russell 2000(R) Index since June 2013.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data, Note 19, Derivative Financial Instruments and Hedging Activities. We are currently evaluating the potential use of additional interest-rate derivatives for balance sheet management purposes and to accommodate client requests.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale, portions of our trading account asset and federal funds sold. Liability liquidity is provided by access to funding sources including deposits, borrowings and public capital markets. We may also issue equity securities on the NASDAQ. To date, no preferred stock has been issued, and there can be no guarantee that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control such as willingness of counterparties to extend credit to the Company or the Bank and systematic disruptions.

Overall, we continuously focus on balance sheet management to manage our cash effectively and invest in earning assets. Based on loan origination activity, this includes purchasing loans, and investing in investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) as well as paying down higher-priced funding such as maturing time deposits. Future net loan growth is expected to be funded primarily from increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at December 31, 2014, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

Cash Flow Needs

In the normal course of business, we enter into various transactions some of which, in accordance with GAAP, are not recorded in our Consolidated Balance Sheets. These transactions may involve, to varying degrees, elements of credit risk and interest-rate risk in excess of the amounts recognized in the Consolidated Balance Sheets, if any.

Our nonmortgage lending commitments and letters of credit do not meet the criteria to be recorded on the Consolidated Balance Sheets at fair value since our commitment letters contain material adverse change clauses. Accordingly, we account for estimated probable losses on these instruments in a manner similar to our loans.

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at December 31, 2014 and 2013 was $472 thousand and $259 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 8. Financial Statements and Supplementary Data, Note 18, Commitments, Guarantees and Other Contingencies.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

				2014 to 2013 comparison
	For the years ended December 31,			Dollar	Percent
	2014	2013	2012	variance	variance

Interest income
Interest earned on cash and cash equivalents	$93	$100	$209	$(7)	(7.0)%
Dividends received on Federal Home Loan Bank stock	65	39	47	26	66.7
Interest earned on trading account assets	180	38	-	142	373.7
Interest earned on investment securities available for sale	3,820	4,017	5,059	(197)	(4.9)
Interest and fees earned on loans	35,492	38,344	40,075	(2,852)	(7.4)
Total interest income	39,650	42,538	45,390	(2,888)	(6.8)

Interest expense
Interest expense on deposits	494	2,257	5,136	(1,763)	(78.1)
Interest expense on retail repurchase agreements	2	2	2	-	-
Interest expense on Federal Home Loan Bank advances	27	-	-	27	n/m
Interest expense on other borrowings	-	1	-	(1)	(100.0)
Total interest expense	523	2,260	5,138	(1,737)	(76.9)

Net interest income	39,127	40,278	40,252	(1,151)	(2.9)

Provision for loan losses	(2,300)	3,465	13,075	(5,765)	(166.4)

Net interest income after provision for loan losses	41,427	36,813	27,177	4,614	12.5

Noninterest income
Service charges on deposit accounts, net	7,027	6,902	6,691	125	1.8
Fees for trust, investment management and brokerage services	642	2,039	3,092	(1,397)	(68.5)
Mortgage-banking	1,509	2,008	3,139	(499)	(24.9)
Debit card and automatic teller machine income, net	2,437	2,400	2,171	37	1.5
Investment securities gains, net	125	310	10,494	(185)	(59.7)
Trading account income, net	501	170	-	331	194.7
Gain on sale of branches	-	-	568	-	n/m
Other	1,297	1,007	875	290	28.8
Total noninterest income	13,538	14,836	27,030	(1,298)	(8.7)

Noninterest expense
Salaries and other personnel	18,750	20,107	21,088	(1,357)	(6.7)
Occupancy	4,319	4,242	4,455	77	1.8
Furniture and equipment	3,971	3,731	3,378	240	6.4
Professional services	2,883	2,083	1,715	800	38.4
Federal Deposit Insurance Corporation deposit insurance assessment	1,142	1,439	1,861	(297)	(20.6)
Marketing	1,058	1,051	1,384	7	0.7
Foreclosed real estate writedowns and expenses	1,827	3,373	9,285	(1,546)	(45.8)
Loss (gain) on other loans held for sale	-	(326)	3,660	326	(100.0)
Loan workout	505	1,066	1,273	(561)	(52.6)
Other	5,686	5,567	5,251	119	2.1
Total noninterest expense	40,141	42,333	53,350	(2,192)	(5.2)

Income before provision (benefit) for income taxes	14,824	9,316	857	5,508	59.1

Provision (benefit) for income taxes	5,469	(18,415)	2,721	23,884	(129.7)

Net income (loss)	$9,355	$27,731	$(1,864)	$(18,376)	(66.3)%

Common and per common share data
Net income (loss) - basic	$0.73	$2.17	$(0.15)	$(1.44)	(66.4)%
Net income (loss) - diluted	0.73	2.17	(0.15)	(1.44)	(66.4)
Cash dividends declared	0.10	-	-	0.10	n/m
Book value	10.39	9.68	7.71	0.71	7.3

Weighted average basic common shares	12,696,777	12,658,752	12,639,379
Weighted average diluted common shares	12,761,885	12,658,752	12,639,379

Net Interest Income

Net interest income is our primary source of earnings. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest-rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $39.1 million and $40.3 million for the years ended December 31, 2014 and 2013, respectively.

Overall, net interest income for the year ended December 31, 2014 was impacted by the following:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates and subsequent quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we refined the type of loan and deposit products we pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although current competitive pressures make the ability to obtain such floors more difficult. At December 31, 2014, loans aggregating $180.6 million had interest-rate floors, of which $90.8 million had floors greater than or equal to 4.50%.

●

The mix of our loan portfolio between fixed and variable rate loans. Based on the shape of the yield curve over the past few years, variable rate loans have been originated at a lower current rate than fixed rate loans. At December 31, 2014, loans aggregating $281.5 million (35% of our gross loan portfolio) are variable rate loans which will reprice upwards when interest rates rise.

●

Very competitive loan pricing for credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the year ended December 31, 2014 and 2013 totaling $478 thousand and $757 thousand, respectively.
●

An increase of $13.5 million (1.8%) in average gross loans during 2014 as compared to 2013 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs. Because most of our 2014 loan originations and purchases were weighted toward the last months of the third quarter and during the fourth quarter, we only earned interest income on these loans during a portion of the year. We are actively pursuing new loan originations and are focused on generating additional loan growth to borrowers with acceptable credit and financial strength.

●

To attempt to avoid a similar decline in interest income in 2015, in late 2014 we began the execution of an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace loans resulting from unscheduled payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth to start 2015. The strategy included retaining on our balance sheet residential mortgage and SBA loan production (which we resumed selling in January 2015), and purchases of loan pools, a loan participation and trading account assets. The earning asset purchases included a pool of residential mortgage loans for $14.0 million in the third quarter 2014, a pool of indirect auto loans for $22.1 million in the fourth quarter 2014, a commercial loan participation of $5.0 million in the fourth quarter, a pool of residential mortgage loans for $12.3 million in the first quarter 2015 and an additional $4.5 million investment in our trading account in January 2015. The loans purchased were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases were primarily funded by short-term FHLB advances that we expect to replace with deposits in 2015.

●

Reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to further reduce time deposit costs is limited as the weighted-average rate of time deposits scheduled to mature during 2015 is 0.16%. In addition, we may pursue issuing higher priced CDs to replace our FHLB advances borrowed in December 2014 and January 2015.

●

A general flattening of the yield curve during 2014 as short-term rates increased to reflect heightened expectations that the Federal Reserve will begin to increase the federal funds rate in 2015 and lower long term rates reflecting continued global economic uncertainty. Based on the fixed versus variable composition of our loan portfolio, relatively short duration of our investment securities portfolio and expected lag in deposit re-pricing compared to loan re-pricing, over time an increase in interest rates to historical levels is expected to improve our net interest margin.

●

Increasing earning assets, including alternative investments. For example, in addition to the loan purchases as described above, in 2013 and 2014 we invested a total of $600 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $5.0 million in a municipal bond trading account and $10.0 million in BOLI policies.

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

	For the years ended December 31,
	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$49,629	$93	0.19%	$46,739	$100	0.21%	$92,988	$209	0.22%
Federal Home Loan Bank stock	1,616	65	4.02	1,497	39	2.61	2,503	47	1.88
Trading account assets	5,345	180	3.37	1,441	38	2.64	-	-	-

Investment securities available for sale, taxable (1)	204,661	3,633	1.78	239,564	3,718	1.55	212,119	3,272	1.54
Investment securities available for sale, nontaxable (1)	6,087	187	3.07	9,134	299	3.27	57,118	1,787	3.13
Total investment securities available for sale	210,748	3,820	1.81	248,698	4,017	1.62	269,237	5,059	1.88

Loans (2)	761,515	35,492	4.66	749,138	38,344	5.12	758,207	40,075	5.29
Total interest-earning assets	1,028,853	39,650	3.85	1,047,513	42,538	4.06	1,122,935	45,390	4.04

Noninterest-earning assets
Cash and cash equivalents	9,702			9,629			10,663
Allowance for loan losses	(15,820)			(17,230)			(20,483)
Premises and equipment, net	22,727			24,172			25,187
Accrued interest receivable	3,318			3,513			4,265
Foreclosed real estate	7,250			9,339			18,631
Deferred tax asset, net	19,305			5,968			-
Other assets	20,947			12,459			13,776
Total noninterest-earning assets	67,429			47,850			52,039
Total assets	$1,096,282			$1,095,363			$1,174,974

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$323,169	$41	0.01%	$309,214	$39	0.01%	$300,189	$39	0.01%
Money market deposits	137,115	38	0.03	134,462	32	0.02	134,093	47	0.04
Savings deposits	87,091	9	0.01	77,147	10	0.01	65,710	9	0.01
Time deposits	181,593	406	0.22	255,070	2,176	0.85	367,402	5,041	1.37
Total interest-bearing deposits	728,968	494	0.07	775,893	2,257	0.29	867,394	5,136	0.59

Retail repurchase agreements	20,054	2	0.01	18,916	2	0.01	20,485	2	0.01
Federal Home Loan Bank advances	12,205	27	0.22	425	-	-	1	-	-
Other borrowings	16	-	-	159	1	0.63	30	-	-
Total interest-bearing liabilities	761,243	523	0.07	795,393	2,260	0.28	887,910	5,138	0.58

Noninterest-bearing liabilities
Noninterest-bearing deposits	200,350			185,102			176,366
Other liabilities	5,117			8,460			10,680
Total noninterest-bearing liabilities	205,467			193,562			187,046

Total liabilities	966,710			988,955			1,074,956

Shareholders' equity	129,572			106,408			100,018

Total liabilities and shareholders' equity	$1,096,282			$1,095,363			$1,174,974

NET INTEREST INCOME / NET INTEREST MARGIN		$39,127	3.80%		$40,278	3.85%		$40,252	3.58%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
(2)

Calculated including mortgage and other loans held for sale excluding the allowance for loan losses. Nonaccrual loans are included in average balances for yield computations. The impact of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.

Rate / Volume Analysis. The following rate / volume analyses summarize the dollar amount of changes in interest income and interest expense attributable to changes in volume and the amount attributable to changes in rate when comparing the periods indicated (in thousands). The impact of the combination of rate and volume change has been allocated between the rate change and volume change. The comparison includes a change factor that captures the impact of the difference in the number of days when comparing the periods, which has also been allocated between the rate change and volume change.

	For the year ended December 31, 2014 compared with the year ended December 31, 2013
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$7	$(14)	$(7)
Federal Home Loan Bank stock	3	23	26
Trading account assets	128	14	142
Investment securities available for sale	(990)	793	(197)
Loans (1)	647	(3,499)	(2,852)
Total interest income	(205)	(2,683)	(2,888)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	2	-	2
Money market deposits	1	5	6
Savings deposits	1	(2)	(1)
Time deposits	(497)	(1,273)	(1,770)
Total interest-bearing deposits	(493)	(1,270)	(1,763)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	-	27	27
Other borrowings	-	(1)	(1)
Total interest expense	(493)	(1,244)	(1,737)

Net interest income	$288	$(1,439)	$(1,151)

	For the year ended December 31, 2013 compared with the year ended December 31, 2012
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(99)	$(10)	$(109)
Federal Home Loan Bank stock	(152)	144	(8)
Trading account assets	38	-	38
Investment securities available for sale	(367)	(675)	(1,042)
Loans (1)	(475)	(1,256)	(1,731)
Total interest income	(1,055)	(1,797)	(2,852)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	(1)	-
Money market deposits	-	(15)	(15)
Savings deposits	1	-	1
Time deposits	(1,280)	(1,585)	(2,865)
Total interest-bearing deposits	(1,278)	(1,601)	(2,879)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	-	-	-
Other borrowings	1	-	1
Total interest expense	(1,277)	(1,601)	(2,878)

Net interest income	$222	$(196)	$26

(1)	Calculated including mortgage and other loans held for sale, excluding the allowance for loan losses

Provision for Loan Losses

A negative provision for loan losses of $2.3 million was recorded during 2014 compared to provisions for loan losses of $3.5 million and $13.1 million during 2013 and 2012, respectively. This reduction reflects our improved credit quality, an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The following table summarizes credit quality key performance indicators impacting the level of the provision for loan losses recorded in 2014, 2013 and 2012 (in thousands).

				2014 to 2013 comparison
	At and for the years ended December 31,			Dollar	Percent
	2014	2013	2012	variance	variance
Net loans charged-off	$1,265	$4,805	$20,846	$(3,540)	(73.7)%
Nonaccrual loans	12,463	15,108	15,848	(2,645)	(17.5)
Loans past due greater than 90 days and still accruing	238	-	-	238	n/m
Loans past due 30-89 days and still accruing	3,885	3,202	7,580	683	21.3
Classified loans	38,497	43,162	63,671	(4,665)	(10.8)
Troubled debt restructurings	19,871	28,928	33,278	(9,057)	(31.3)

The lower level of problem assets, coupled with anticipated loan growth, is expected to result in a more stable provision for loan losses going forward. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provisions for loan losses. Absent unexpected negative trends in credit quality, we expect our annual net charge-offs to normalize in 2015 at 25 to 35 basis points of average loans outstanding.

For disclosure regarding our accounting policies related to the factors impacting and methodology for analyzing the adequacy of our allowance for loan losses and, therefore, our provision for loan losses, see Item 8. Financial Statements and Supplementary Data, Note 1, Summary of Significant Accounting Policies.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Service charges on deposit accounts, net	$7,027	$6,902	$6,691
Fees for trust, investment management and brokerage services	642	2,039	3,092
Mortgage-banking	1,509	2,008	3,139
Debit card and automatic teller machine income, net	2,437	2,400	2,171
Investment securities gains, net	125	310	10,494
Trading account income, net	501	170	-
Gain on sale of branches	-	-	568
Other	1,297	1,007	875
Total noninterest income	$13,538	$14,836	$27,030

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.3% and 1.4% of average transaction deposit balances for the years ended December 31, 2014 and 2013, respectively. In general, we believe the slower increase in service charges between 2013 and 2014 is the result of industry and regulatory efforts to better inform consumers regarding NSF and overdraft programs, including the prohibition under Regulation E of assessing overdraft fees on point of sale transactions unless the depositor has opted into an overdraft program.

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

During the first half of 2014, we performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, we implemented selected fee changes with most of the changes effective July 1, 2014 and September 1, 2014. Among the changes were changes related to the NSF tiered pricing structure, overdraft fees, including a decrease in the time period before a daily overdraft fee is assessed from eight business days to five business days, an increase in the overdraft protection transfer fee from $5 to $10 per transfer and an increase in the courtesy overdraft amount from $1 to $5 that will not result in an item return / item paid fee on accounts overdrawn at the end of the business day by $5 or less.

We also refined the features of selected deposit products and introduced new products effective September 1, 2014, including a new basic business checking account and the re-introduction of student checking. These changes, along with other selected loan related and other fee increases, are projected to increase noninterest income by approximately $750 thousand in 2015 as compared to 2014.

Fees for Trust, Investment Management and Brokerage Services. In June 2013, we transferred all of our trust-related accounts to TNB. Contemporaneously with the transfer, we also began an arrangement with TNB under which we provide office space and other support services in our existing facilities to the TNB employees who provide the trust services. In accordance with the agreements, TNB assumed ownership of the accounts, certain of our trust employees and all operational and fiduciary responsibility for administering the transferred accounts under the underlying client account agreements. In exchange, we earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts subsequently referred to TNB.

In August 2013, we entered into an agreement with IPI, which replaced a similar agreement with a different broker-dealer, which permits IPI to provide brokerage services to our clients including acting as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients and maintaining securities in client accounts as agent. Under the Agreement, we provide office space and other support services in our existing facilities to the IPI employees who provide the brokerage services. In exchange, we earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI under the agreement.

Other than an immaterial amount of contract termination costs, execution of the agreements did not result in any gain or loss upon the consummation of these transactions.

The decrease in trust, investment management and brokerage services revenue during 2014 as compared to 2013 was primarily the result of the transfer of our trust accounts to TNB since we no longer earn the gross trust revenues but only earn a percentage of the revenues under our revenue sharing arrangement and conversion of our brokerage platform to IPI. For both trust and brokerage, we also transferred the teammates to TNB and IPI so we no longer incur the personnel costs. Accordingly, while our gross trust, investment management and brokerage revenues declined period over period, we also had a similar decline in salaries, personnel and other operating costs. On a net basis, our earnings related to trust and brokerage declined slightly while the transitions occurred in 2013 but have since increased with the expectation that they will eventually exceed our historical levels going forward.

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

Mortgage-Banking. We normally sell the residential mortgage loans we originate and retain the obligation to service these loans in order to maintain the client relationships. During the third quarter 2014, we made a strategic decision to retain, rather than sell, the majority of mortgage loans originated over the remainder of 2014 in order to supplement our organic loan growth.

The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the years ended December 31,
	2014	2013	2012
Mortgage-servicing fees	$970	$1,000	$1,065
Gain on sale of mortgage loans held for sale	1,178	1,803	2,585
Mortgage-servicing rights portfolio amortization and impairment	(573)	(765)	(866)
Derivative loan commitment expense	(88)	(164)	(28)
Forward sales commitment expense	(42)	(4)	(63)
Other	64	138	446
Total mortgage-banking income	$1,509	$2,008	$3,139

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.25%	0.26%	0.27%

Mortgage loans originated during 2014 decreased to $43.0 million compared to $67.8 million during 2013. The gain on sale of mortgage loans decreased during 2014 as compared with 2013 due to a decline in proceeds from loans sold from $74.0 million during 2013 to $44.8 million during 2014 which was partially offset by improved pricing. As a result of our decision to retain our mortgage loan production during the third quarter 2014, $12.4 million of mortgage loan originations during the third and fourth quarters 2014 were retained on the balance sheet as opposed to being sold. In 2015, we returned to selling the residential mortgage loans we originate, but may subsequently decide to retain a portion in order to supplement our organic loan growth.

Mortgage-banking income during 2014 and 2013 was also impacted by fair market value adjustments on mortgage loan origination and sales commitments considered derivative financial instruments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date. Since we have historically sold the mortgage loans we originate each quarter, the notional amount of our commitments to originate mortgage loans held for sale have been accounted for as derivative financial instruments and reflected at fair market value in the Consolidated Balance Sheets.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $37 thousand (1.5%) from 2013 to 2014 primarily as a result of our MyPalmetto checking account product design and rewards program to encourage client debit card use.

Investment Securities Gains, Net. During 2014 and 2013, we realized net gains on the sale of investment securities of $125 thousand and $310 thousand, respectively, as a result of balance sheet management efforts designed to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity.

Trading Account Income, Net. As part of our strategy to diversify our revenues, increase earning assets and effectively utilize our cash balances, during September 2013 we invested $5.0 million in an account managed by a third party to trade municipal securities. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands), which in the aggregate resulted in a net return of 7.72% and 8.28% in 2014 and 2013, respectively. Interest earned on trading assets is included in Interest income and investment management expenses are included in Professional services noninterest expense in the Consolidated Statements of Income.

	For the years ended December 31,
	2014	2013
Interest earned on trading account assets	$180	$38
Trading account income, net	501	170
Investment management expenses	287	90

We invested an additional $4.5 million in January 2015 which we expect to increase our trading account income in 2015.

Other. Other noninterest income increased $290 thousand (28.8%) from 2013 to 2014. This increase was driven by an increase of $261 thousand of income on BOLI policies that were purchased during the fourth quarter 2013 and the benefits of our revenue enhancement initiatives implemented during 2014. Earnings on BOLI policies are intended to help cover the cost of providing benefits to the teammates covered by our various employee benefit programs. This increase was partially offset by lower income related to SBA lending activities of $144 thousand.

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
●

Eliminating the annual officer cash incentive plan awards under the corporate officer incentive plan beginning in 2009. In July 2014, we reinstated this plan with any potential payments under the plan tied directly to pre-established Company financial results related to pre-tax income, loan and deposit balances, and asset quality, as well as individual performance.

●

Suspending the Company’s ongoing regular match under the 401(k) Plan from January 2012 to June 2013, which was reinstated effective July 1, 2013 with the Company providing a match of $0.10 per dollar of participant contributions up to 6% of a teammate’s eligible compensation. The Company’s matching contribution was increased to $0.25 per dollar of participant contributions effective July 1, 2014,

●	Eliminating officer perquisites,

●	Reducing the business hours of our branches,
●	Implementing refined staffing models for our branches resulting in reduced teammate headcount,
●	Reducing courier runs from our branches,
●	Reducing marketing expenses and corporate contributions to community and not-for-profit organizations,
●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency,
●	Consolidating two branches and selling two branches in 2012, and
●	More fully leveraging existing technology, implementing more advanced technology, and automating manual processes.

As noted in the table below, these expense reduction initiatives contributed to the reductions in total noninterest expense of $11.0 million and $2.2 million in 2013 and 2014, respectively. The initiatives are expected to result in an additional reduction in noninterest expense of at least $500 thousand in 2015 as compared to 2014.

The following table summarizes the components of noninterest expense for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Salaries and other personnel	$18,750	$20,107	$21,088
Occupancy	4,319	4,242	4,455
Furniture and equipment	3,971	3,731	3,378
Professional services	2,883	2,083	1,715
Federal Deposit Insurance Corporation deposit insurance assessment	1,142	1,439	1,861
Marketing	1,058	1,051	1,384
Foreclosed real estate writedowns and expenses	1,827	3,373	9,285
Loss (gain) on other loans held for sale	-	(326)	3,660
Loan workout	505	1,066	1,273
Other	5,686	5,567	5,251
Total noninterest expense	$40,141	$42,333	$53,350

Salaries and Other Personnel. Salaries and other personnel expense declined $1.4 million as a result of fewer average full-time equivalent teammates (primarily related to the trust and brokerage transactions described above, reduction in branch hours to better match client usage patterns of our various delivery channels and refined branch roles resulting in reduced headcount), lower medical insurance premiums, lower pension plan expense and decreased incentives partially offset by a decline in loan origination cost deferrals and, to a lesser extent, increased employer 401(k) contributions. At December 31, 2014, full-time equivalent teammates were 286 compared to 302 at December 31, 2013.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses increased $317 thousand (4.0%) from 2013 to 2014 due to continued investments in technology to enhance the Client Experience and operational efficiency.

Professional Services. Professional services expense increased $800 thousand from 2013 to 2014. Professional services expense during 2014 included expenses related to the revenue enhancement and process improvement projects, as well as trading asset account management fees. The incremental professional fees from the revenue enhancement and process improvement projects are expected to be more than offset by the combined effect of increased revenues and lower expenses in 2014 and 2015.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $297 thousand (20.6%) from 2013 to 2014 due to improvement in the Bank’s risk tier for assessment purposes as well as a slight fluctuation in our assessment base. FDIC insurance premiums are expected to decline in 2015 as compared to 2014 as a result of a full-year impact of the Bank’s improved risk tier.

Marketing. Marketing expenses increased $7 thousand (0.7%) from 2013 to 2014 and are a function of the type, timing and duration of marketing campaigns and initiatives.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $1.8 million for 2014 compared to $3.4 million for 2013.

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

We own 56 residential lots with an aggregate net book value of $4.7 million in three separate communities related to one real estate development. In 2013, ownership of the development was consolidated and its development and marketing plan was refined. We continue to work directly with the primary owner to market and sell our remaining lots. During 2014 and 2013, we recorded writedowns on these properties of $946 thousand and $1.7 million, respectively, to reflect declines in fair value. However, during 2014 we sold all of our lots in one particular development, and sold five other individual lots (all of which were sold at prices above carrying value). At December 31, 2014, two lots with a carrying value of $405 thousand were under contract for sale and closed during January 2015 at prices above carrying value.

Loss (Gain) on Other Loans Held for Sale. Loss (gain) on other loans held for sale represents writedowns and gains and losses on sales of problem loans classified as other loans held for sale.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Changes in loan workout expenses are generally driven by the level of problem assets and pace of problem asset resolution. The level of loan workout expenses reflects the reduction in problem assets since 2012 and we expect these expenses to be lower and less variable going forward.

Other. Other noninterest expense increased $119 thousand (2.1%) from 2013 to 2014 primarily as a result of:

●	An increase in the provision for unfunded commitments due to an increase in unfunded loan commitments,
●	Increased losses associated with fraudulent debit card and checking account activity, and
●	Writedowns of $253 thousand during 2014 on long-lived assets to reflect a reduction in their estimated fair values based on an updated appraisal and an evaluation of current market conditions.

These increases were partially offset by:

●	A reduction of $181 thousand in telecommunication expenses as a result of reconfiguring our branch telecommunications network and reducing the number of telecommunications business partners, and
●	Reduced operating costs in conjunction with the change in our trust, investment management and brokerage services platforms during 2013 as part of our integrated go-forward Wealth Management strategy.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2014 of $5.5 million included $4.7 million of deferred federal income tax expense, provision for state income tax of $503 thousand and $300 thousand for federal alternative minimum tax. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income.

The benefit for income taxes for the year ended December 31, 2013 totaled $18.4 million and included a provision of $1.2 million for state income tax and $181 thousand for federal alternative minimum tax. In addition, $22.4 million of the 2013 benefit reflects the reversal of a significant portion of the valuation allowance on the net deferred tax assets that existed at December 31, 2012. That valuation allowance was originally established in 2010 as further described in Financial Condition, Net Deferred Tax Asset.

For additional disclosure regarding the net deferred tax asset, the valuation allowance on the net deferred tax asset and the provision (benefit) for income taxes, see Critical Accounting Policies and Estimates, Net Deferred Tax Asset and Item 8. Financial Statements and Supplementary Data, Note 14, Income Taxes.

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

Interest-rate risk within our Consolidated Balance Sheets consists of repricing, option and basis risks. Repricing risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest-rate caps and floors. These options allow our clients opportunities to benefit when market interest rates change, which typically results in higher expense or lower income for us. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an interest-earning asset or interest-bearing liability. Basis risk is also present in administered-rate liabilities such as savings accounts, interest-bearing checking accounts and money market accounts with respect to which historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

The ALCO monitors and manages the volume of interest-sensitive assets and interest-sensitive liabilities. Interest-sensitive assets and liabilities are those that reprice or mature within a given timeframe. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective and mitigate potential market risk, management develops and implements investment, lending, funding and pricing strategies.

The following table summarizes as of December 31, 2014 the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	2.57%
Up 300 basis points	1.69
Up 200 basis points	0.78
Up 100 basis points	0.93
Down 100 basis points	(4.13)
Down 200 basis points	(5.79)
Down 300 basis points	(8.76)
Down 400 basis points	n/a

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the internal control structure over financial reporting as of December 31, 2014 has been audited by Elliott Davis Decosimo, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/s/ Samuel L. Erwin	/s/ Roy D. Jones

Samuel L. Erwin,	Roy D. Jones,
Chief Executive Officer	Chief Financial Officer
Palmetto Bancshares, Inc.	Palmetto Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited Palmetto Bancshares Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Palmetto Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Palmetto Bancshares, Inc.

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Palmetto Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of Palmetto Bancshares Inc. and Subsidiary’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
March 4, 2015

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2014	2013

Assets
Cash and cash equivalents
Cash and due from banks	$36,887	$38,178
Total cash and cash equivalents	36,887	38,178

Federal Home Loan Bank stock, at cost	2,556	2,950
Trading account assets, at fair value	5,513	5,118
Investment securities available for sale, at fair value	211,511	214,383
Mortgage loans held for sale	1,125	1,722

Loans, gross	805,059	767,513
Less: allowance for loan losses	(12,920)	(16,485)
Loans, net	792,139	751,028

Premises and equipment, net	22,006	23,367
Accrued interest receivable	3,387	3,535
Foreclosed real estate	5,949	7,502
Deferred tax asset, net	17,053	22,087
Bank-owned life insurance	11,923	11,617
Other assets	8,762	8,742
Total assets	$1,118,811	$1,090,229

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$196,219	$178,075
Interest-bearing	732,101	729,285
Total deposits	928,320	907,360

Retail repurchase agreements	15,921	18,175
Federal Home Loan Bank advances	35,000	35,000
Other liabilities	6,526	5,877
Total liabilities	985,767	966,412

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,810,388 and 12,784,605 issued and outstanding at December 31, 2014 and 2013, respectively	128	127
Capital surplus	145,384	144,624
Accumulated deficit	(2,565)	(10,641)
Accumulated other comprehensive loss, net of tax	(9,903)	(10,293)
Total shareholders' equity	133,044	123,817

Total liabilities and shareholders' equity	$1,118,811	$1,090,229

 See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)

(dollars in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Interest income
Interest earned on cash and cash equivalents	$93	$100	$209
Dividends received on Federal Home Loan Bank stock	65	39	47
Interest earned on trading account assets	180	38	-
Interest earned on investment securities available for sale	3,820	4,017	5,059
Interest and fees earned on loans	35,492	38,344	40,075
Total interest income	39,650	42,538	45,390

Interest expense
Interest expense on deposits	494	2,257	5,136
Interest expense on retail repurchase agreements	2	2	2
Interest expense on Federal Home Loan Bank advances	27	-	-
Interest expense on other borrowings	-	1	-
Total interest expense	523	2,260	5,138

Net interest income	39,127	40,278	40,252

Provision for loan losses	(2,300)	3,465	13,075

Net interest income after provision for loan losses	41,427	36,813	27,177

Noninterest income
Service charges on deposit accounts, net	7,027	6,902	6,691
Fees for trust, investment management and brokerage services	642	2,039	3,092
Mortgage-banking	1,509	2,008	3,139
Debit card and automatic teller machine income, net	2,437	2,400	2,171
Investment securities gains, net	125	310	10,494
Trading account income, net	501	170	-
Gain on sale of branches	-	-	568
Other	1,297	1,007	875
Total noninterest income	13,538	14,836	27,030

Noninterest expense
Salaries and other personnel	18,750	20,107	21,088
Occupancy	4,319	4,242	4,455
Furniture and equipment	3,971	3,731	3,378
Professional services	2,883	2,083	1,715
Federal Deposit Insurance Corporation deposit insurance assessment	1,142	1,439	1,861
Marketing	1,058	1,051	1,384
Foreclosed real estate writedowns and expenses	1,827	3,373	9,285
Loss (gain) on other loans held for sale	-	(326)	3,660
Loan workout	505	1,066	1,273
Other	5,686	5,567	5,251
Total noninterest expense	40,141	42,333	53,350

Income before provision (benefit) for income taxes	14,824	9,316	857

Provision (benefit) for income taxes	5,469	(18,415)	2,721

Net income (loss)	$9,355	$27,731	$(1,864)

Common and per common share data
Net income (loss) - basic	$0.73	$2.17	$(0.15)
Net income (loss) - diluted	0.73	2.17	(0.15)
Cash dividends declared	0.10	-	-
Book value	10.39	9.68	7.71

Weighted average basic common shares	12,696,777	12,658,752	12,639,379
Weighted average diluted common shares	12,761,885	12,658,752	12,639,379

 See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended December 31,
	2014	2013	2012

Net income (loss)	$9,355	$27,731	$(1,864)

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	3,374	(7,532)	(18,854)
Plus: reclassification adjustment of net gains included in net income	125	310	10,494
Increase (decrease) in net unrealized gains (losses) on investment securities available for sale	3,499	(7,222)	(8,360)

Defined benefit pension plan
Change in net actuarial loss	(2,740)	1,392	1,292
Change in net actuarial loss of defined benefit pension plan	(2,740)	1,392	1,292

Other comprehensive income (loss), pretax	759	(5,830)	(7,068)

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	369	(2,254)	(2,721)

Other comprehensive income (loss), net of tax	390	(3,576)	(4,347)

Comprehensive income (loss)	$9,745	$24,155	$(6,211)

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

					Accumulated
	Shares of				other
	common	Common	Capital	Accumulated	comprehensive
	stock	stock	surplus	deficit	loss, net	Total

Balance, December 31, 2011	12,726,388	$127	$142,233	$(36,508)	$(2,370)	$103,482

Net loss				(1,864)		(1,864)
Other comprehensive loss, net of tax					(4,347)	(4,347)
Compensation expense related to stock options and restricted stock granted under equity award plans			1,109			1,109
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	27,637					-
Other changes	20					-

Balance, December 31, 2012	12,754,045	$127	$143,342	$(38,372)	$(6,717)	$98,380

Net income				27,731		27,731
Other comprehensive loss, net of tax					(3,576)	(3,576)
Exercise of stock options	11,250		124			124
Compensation expense related to stock options and restricted stock granted under equity award plans			1,158			1,158
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures	19,309					-
Other changes	1					-

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				9,355		9,355
Other comprehensive income, net of tax					390	390
Compensation expense related to stock options and restricted stock granted under equity award plans		1	773			774
Common stock issued related to restricted stock granted under equity award plans, net of forfeitures and vested shares withheld for employee taxes	25,783		(13)			(13)
Cash dividends declared on common stock				(1,279)		(1,279)

Balance, December 31, 2014	12,810,388	$128	$145,384	$(2,565)	$(9,903)	$133,044

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the years ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$9,355	$27,731	$(1,864)
Adjustments to reconcile net income to net cash provided by operating activities
Investment securities gains, net	(125)	(310)	(10,494)
Amortization of unearned discounts / premiums on investment securities available for sale, net	3,398	4,992	6,031
Trading account income, net	(501)	(170)	-
Reduction in (purchases of) trading account assets, net	106	(4,948)	-
Gain on sales of mortgage loans held for sale, net	(1,178)	(1,803)	(2,585)
Originations of mortgage loans held for sale	(42,982)	(67,811)	(97,400)
Proceeds from sales of mortgage loans held for sale	44,757	74,006	97,519
Gain on sales of Small Business Administration loans	(70)	(207)	(162)
Proceeds from sales of Small Business Administration loans	1,236	2,222	1,830
Loss (gain) on other loans held for sale	-	(326)	3,660
Proceeds from sales of other loans held for sale	-	1,102	13,922
Provision for loan losses	(2,300)	3,465	13,075
Depreciation	2,364	2,581	2,529
Gain on sale of branches	-	-	(568)
Writedowns and losses on sales of foreclosed real estate, net	1,344	2,977	8,617
Deferred income tax expense (benefit)	4,666	(19,834)	2,721
Decrease (increase) in income tax refunds receivable	138	-	(510)
Increase in cash surrender value of bank-owned life insurance	(306)	(46)	-
Compensation expense on equity-based awards	774	1,158	1,109
Writedowns on long-lived assets	253	-	70
Net periodic pension expense	545	642	736
Contribution to defined benefit pension plan	(1,600)	(1,893)	(1,600)
Provision for unfunded commitments	213	(108)	(11)
Decrease (increase) in interest receivable and other assets, net	(14)	1,207	1,502
Increase (decrease) in interest payable and other liabilities, net	(1,249)	151	(1,031)
Net cash provided by operating activities	18,824	24,778	37,096

Investing Activities
Purchases of Federal Home Loan Bank stock	(1,800)	(1,570)	-
Proceeds from redemption of Federal Home Loan Bank stock	2,194	431	1,691
Proceeds from sales of investment securities available for sale	21,504	48,660	181,014
Proceeds from maturities and repayments of investment securities available for sale	20,212	52,696	72,495
Purchases of investment securities available for sale	(38,618)	(63,141)	(260,916)
Repayments on other loans held for sale	-	-	70
Purchase of mortgage loans held for investment	(13,974)	-	-
Purchase of commercial loan participation	(5,000)	-	-
Purchase of indirect automobile loans	(22,123)	-	-
Increase in gross loans, net	(1,192)	(38,592)	(4,385)
Purchase of bank-owned life insurance	-	(10,000)	-
Purchases of premises and equipment, net	(1,003)	(1,152)	(1,521)
Proceeds from sales of foreclosed real estate	2,521	2,973	13,524
Payment for sale of branches, net	-	-	(32,272)
Investment in SBIC limited partnership	(250)	(350)	-
Net cash used for investing activities	(37,529)	(10,045)	(30,300)

Financing Activities
Increase in transaction, money market and savings deposits, net	46,875	26,327	36,980
Decrease in time deposits, net	(25,915)	(142,209)	(36,842)
Increase (decrease) in retail repurchase agreements, net	(2,254)	2,818	(8,501)
Proceeds from Federal Home Loan Bank advances	35,000	35,000	-
Repayment of Federal Home Loan Bank advances	(35,000)	-	-
Proceeds from exercise of stock options	-	124	-
Dividends paid on common stock	(1,279)	-	-
Taxes paid related to net share settlement of equity awards	(13)	-	-
Net cash provided by (used for) financing activities	17,414	(77,940)	(8,363)
Net change in cash and due from banks	(1,291)	(63,207)	(1,567)
Cash and due from banks, beginning of period	38,178	101,385	102,952
Cash and due from banks, end of period	$36,887	$38,178	$101,385

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$530	$2,662	$5,242
Income taxes	1,363	-	510
Significant noncash activities
Increase (decrease) in net unrealized gains on investment securities available for sale, net of tax	2,171	(4,481)	(5,187)
Decrease (increase) in defined benefit pension plan net actuarial loss, net of tax	(1,781)	905	840
Loans transferred from gross loans to other loans held for sale	1,166	2,015	21,383
Loans transferred from gross loans to foreclosed real estate, at fair value	2,312	2,541	3,575
Loans transferred from other loans held for sale to gross loans, at fair value	-	-	6,143
Loans transferred from other loans held for sale to foreclosed real estate, at fair value	-	-	1,814

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, financial information for these businesses has been separated to a limited extent, and, therefore, we do not have disaggregated financial information that meets the criteria to be considered reportable segments. Accordingly, at December 31, 2014, the Company had one reportable business segment, which was banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the year ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), which is one of the regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB are required to be fully secured by collateral as determined by the FHLB.

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

Trading Account Assets

The Company invests in an account that is managed by a third party and invests in municipal bond securities that are actively traded. Trading account assets are reported at estimated fair value as Trading account assets on the Consolidated Balance Sheet. Interest income on trading account assets is reported as interest income in the Consolidated Statement of Income (Loss). Unrealized gains and losses and realized gains and losses on the sales of trading account assets are included in Other noninterest income in the Consolidated Statement of Income (Loss). Account management fees and related expenses are included in Professional services expense.

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

Mortgage and Other Loans Held for Sale

Mortgage and other loans originated with the intent to sell, or for which a decision to sell is made subsequent to origination, are reported at the lower of cost or estimated fair value. Net unrealized losses, if necessary, are provided for through a valuation allowance charged to income. Gain or loss on sale of mortgage and other loans held for sale are recognized at the time of sale and are based on proceeds received, the value of any servicing rights recognized, the carrying amount of the loans at the time of sale and any interests the Company continues to hold based on relative fair value at the date of sale.

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs and unamortized deferred fees and direct loan origination costs. Purchased loans are reported at their outstanding principal balance plus any unamortized purchase premiums. Unearned income, deferred fees and costs, and discounts and premiums are amortized to interest income over the contractual life of the loan.

Past due and delinquent status is based on contractual terms. Interest income on loans deemed past due continues to accrue until the loan is placed in nonaccrual status.

The accrual of interest income is discontinued when it is determined there is a more than normal risk of future uncollectibility. In most cases, loans are automatically placed in nonaccrual status when the loan payment becomes 90 days delinquent and no acceptable arrangement has been made between the Company and the client. The accrual of interest on some loans, however, may continue even after the loan becomes 90 days delinquent in special circumstances deemed appropriate by the Company. Loans may be placed in nonaccrual status if it is determined that some factor other than delinquency (such as imminent foreclosure or bankruptcy proceedings) causes the Company to believe that more than a normal amount of risk exists with regard to collectability. When a loan is placed in nonaccrual status, accrued interest income receivable is reversed. Thereafter, any cash payments received on a nonaccrual loan are applied as a principal reduction until the entire amortized cost of the loan has been recovered. Any additional amounts received are reflected in interest income. Loans are returned to accrual status when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

In situations where, for economic or legal reasons related to a client’s financial difficulties, a concession is granted to the client that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring. The restructuring of a loan may include the transfer, from the client to the Company, of real estate, receivables from third parties, other assets or an equity interest in the client in full or partial satisfaction of the loan, a modification of the loan terms or a combination of the above. The accrual of interest continues on a troubled debt restructuring as long as the loan is performing in accordance with the restructured terms. If the restructured loan is not performing in accordance with the restructured terms, the loan will be placed on nonaccrual status and will retain its status as a troubled debt restructuring. Loans classified as troubled debt restructurings may be removed from this classification if they are subsequently restructured if, at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties and under terms of the subsequent agreement no concession has been granted to the borrower. To meet these conditions, the subsequent modification agreement must specify market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, and other terms no less favorable to the Company than those it would offer for such new debt. In addition, loans may also be removed from troubled debt restructuring classification for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement.

Nonrefundable fees and certain direct costs associated with the origination of loans are deferred and recognized as a yield adjustment over the contractual life of the related loan, or if the related loan is held for sale, until the loan is sold. Premiums paid for purchased loans are recognized as a yield adjustment over the contractual or estimated life of the related loan pools depending on the size and homogeneity of the pool. Recognition of deferred fees and costs and purchase premiums is discontinued on nonaccrual loans until they return to accrual status or are charged-off. Deferral of direct loan origination costs are reported as a reduction of Salaries and other personnel expense.

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

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents the Company’s best estimate of probable inherent losses that have been incurred within the existing loan portfolio and is necessary to reserve for estimated probable loan losses inherent in the loan portfolio. The Company’s allowance for loan losses methodology is based on historical loss experience by loan type, specific homogeneous risk pools and specific loss allocations. The process for determining the appropriate level of the allowance for loan losses is designed to account for asset deterioration as it occurs. The provision for loan losses reflects loan quality trends including the levels of and trends related to nonaccrual loans, potential problem loans, criticized loans, collateral values and loans charged-off or recovered, among other factors.

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

Allowances for loan losses on specific loans are recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances for loans considered individually significant and that exhibit probable or observed weaknesses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, guarantor support, collateral deficiencies, the relative risk rating of the loan and economic conditions impacting the client’s industry. The population of loans evaluated for potential impairment includes all loans that are currently classified as troubled debt restructurings, certain loans that have previously been classified as troubled debt restructurings, all loans with Bank-funded interest reserves and significant individual loans in nonaccrual status. Loans classified as troubled debt restructuring that are performing in accordance with their restructured terms are evaluated for impairment based on discounted cash flows using the loan’s original contractual interest rate. Troubled debt restructuring loans that are no longer performing in accordance with their restructured terms, and for which ultimate collection is based on liquidation of the collateral, are evaluated for impairment based on the collateral value less estimated costs to sell.

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

Foreclosed Real Estate and Repossessed Personal Property

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

Servicing Rights

The Company recognizes residential mortgage-servicing rights assets and SBA loan servicing rights assets (collectively referred to as “servicing rights”) upon the sale of residential mortgage and SBA loans for which the Company retains the underlying servicing obligation. Servicing rights assets are initially measured at fair value and amortized to expense over the estimated life of the servicing obligation.

The fair value of servicing rights is determined at the date of sale of the underlying loan using the present value of estimated future net servicing income using assumptions that market participants use in their valuation estimates. The Company presents its servicing rights assets at the lower of cost or fair value in Other assets in the Consolidated Balance Sheets.

For servicing rights, we utilize the expertise of third-party specialists on a quarterly basis to determine, among other things, capitalization, impairment and amortization rates. Estimates of the amount and timing of prepayment rates, loan loss experience, costs to service loans and discount rates are evaluated by the third-party specialists, reviewed and approved by us and used to estimate the fair value of our servicing rights portfolio. Amortization of the servicing rights portfolio is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights portfolio. Projected net servicing income is determined based on the estimated future balance of the underlying loan portfolio, which declines over time from prepayments and scheduled loan amortization. Expected prepayment rates are estimated based on current interest-rate levels, other economic conditions, market forecasts and relevant characteristics of the servicing rights portfolio such as loan types, interest-rate stratification and recent prepayment experience.

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key employees (which we refer to as “teammate”). All premiums were paid by the Company and the Company is the sole beneficiary; however, the Company provides a $50 thousand death benefit to the beneficiaries of covered teammates. These policies are recorded in the Consolidated Balance Sheets at their cash surrender value as provided by the insurance carriers. Income from these policies is recorded in other noninterest income.

Accumulated Other Comprehensive Income (Loss)

The Company reports changes in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) includes all changes in shareholders’ equity during a period except those resulting from transactions with shareholders.

Changes in the market value of investment securities available for sale are recorded through accumulated other comprehensive income (loss). Additionally, accumulated other comprehensive income (loss) includes adjustments related to the defined benefit pension plan (the “Pension Plan”). These adjustments relate to the actuarial gains and losses and the amortization of prior service costs and credits and any remaining transition amounts that had not yet been recognized through net periodic benefit cost.

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

Participating securities are unvested share-based payment awards that contain nonforfeitable rights to dividends and are included in computing net income per common share using the two-class method. The two-class method is an earnings allocation formula under which net income per share is calculated for participating securities according to dividends declared and undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. For purposes of applying the two-class method, the Company’s unvested restricted stock awards are considered participating securities since those shares have a nonforfeitable right to any cash dividends declared and paid to common shareholders. For additional disclosure regarding the Company’s restricted stock awards, see Note 16, Equity-Based Compensation.

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

Forfeitures are accounted for by eliminating compensation expense for unvested shares as forfeitures occur. Stock option and restricted stock awards are subject to vesting restrictions as to continuous employment for a specified time period following the date of grant. In addition, certain stock option and restricted stock awards are also subject to specified performance objectives. During these restriction periods, the holder of restricted stock awards is entitled to full voting rights and any dividends declared.

Derivative Financial Instruments and Hedging Activities

All derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Changes in the fair value of derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the Company elects and the derivative qualifies for hedge accounting. The Company did not apply hedge accounting to any of its derivative instruments for the years ended December 31, 2014, 2013 or 2012. As a result, all of the changes in fair value of derivatives are reported in current earnings.

The Company’s only derivative instruments are related to its mortgage-banking activities. The Company generally originates certain residential mortgage loans with the intention of selling these loans. Between the time the Company enters into an interest-rate lock commitment to originate a residential mortgage loan held for sale and the time the loan is closed and sold, the Company is subject to variability in market prices related to these commitments. The Company also enters into forward sale agreements of “to-be-issued” loans. The commitments to originate residential mortgage loans and forward sales commitments are freestanding derivative instruments. Fair value adjustments on these derivative instruments are recorded within Mortgage-banking income in the Consolidated Statements of Income (Loss). Interest-rate lock commitments to originate residential mortgage loans to be held for investment are not considered derivatives.

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

Valuation of the Company’s Common Stock

The Company utilizes the market price of its common stock within various valuations and calculations relating to the Pension Plan assets, teammate retirement accounts, granting of equity awards, the calculation of diluted net income (loss) per common share and the valuation of stock serving as loan collateral. The Company uses the closing price of its common stock as reported on the NASDAQ Capital Market to obtain the value of its common stock as of each valuation date or award date.

Recently Adopted Authoritative Pronouncements

In May 2013, the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission issued its updated Internal Control–Integrated Framework and related illustrative documents (the "2013 Framework"). The updated framework was written to reflect the changes in business since the first version was released in 1992. The Company transitioned from the 1992 framework to the 2013 framework during the first quarter 2014.

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

Recently Issued Authoritative Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (“ASU 2014-04”) to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company adopted the provisions of ASU 2014-04 effective January 1, 2015. The adoption of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Topic 310): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (“ASU 2014-14”). The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	The loan has a government guarantee that is not separable from the loan before foreclosure.
2.

At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3.	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of ASU 2014-14 effective January 1, 2015. The adoption of ASU 2014-14 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of December 31, 2014, after taking into consideration the Bank’s levels of vault cash, reserves of $3.9 million were maintained with the Federal Reserve.

Concentrations and Restrictions

From time to time, the Company may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the potential counterparties to these transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At December 31, 2014 and 2013, the Company did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

Restricted cash and cash equivalents pledged as collateral relative to public funds and other agreements totaled $250 thousand and $706 thousand at December 31, 2014 and 2013, respectively.

3.	Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	December 31,
	2014	2013
Municipal bonds	$4,116	$3,771
Insured bank deposits	1,397	1,347
Total trading account assets	$5,513	$5,118

The following table summarizes net realized gains and the change in fair value relative to trading account assets included in the Consolidated Statements of Income for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013
Realized gains, net	$480	$139
Unrealized gains, net due to changes in fair value relative to assets held at end of period	21	31
Total trading account income, net	$501	$170

The Company may withdraw from the trading account the assets related to its original $5.0 million investment subject to 30-days’ written notice. In January 2015, the Company invested an additional $4.5 million in the trading account, which is restricted from withdrawal until January 2016.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at December 31, 2014.

Moody's Ratings
Aaa	21%
Aa1 - Aa3	60
A1 - A3	14
Not rated	5
Total	100%

Standard and Poor's Ratings
AAA	26%
AA+ - AA-	52
A+ - A-	14
Not Rated	8
Total	100%

All municipal bond trading account assets were rated by either Moody’s or Standard and Poor’s at December 31, 2014.

4.	Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair value of investment securities available for sale at the dates indicated (in thousands).

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$3,930	$35	$-	$3,965
State and municipal	6,665	84	(17)	6,732
Collateralized mortgage obligations (federal agencies)	89,311	13	(1,550)	87,774
Other mortgage-backed (federal agencies)	78,532	411	(440)	78,503
SBA loan-backed (federal agency)	34,394	210	(67)	34,537
Total investment securities available for sale	$212,832	$753	$(2,074)	$211,511

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

State and municipal	$7,393	$138	$(71)	$7,460
Collateralized mortgage obligations (federal agencies)	97,303	30	(4,201)	93,132
Other mortgage-backed (federal agencies)	76,852	95	(927)	76,020
SBA loan-backed (federal agency)	37,655	258	(142)	37,771
Total investment securities available for sale	$219,203	$521	$(5,341)	$214,383

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	3	$1,641	$7	1	$1,062	$10	4	$2,703	$17
Collateralized mortgage obligations (federal agencies)	11	32,532	192	10	52,924	1,358	21	85,456	1,550
Other mortgage-backed (federal agencies)	10	14,889	119	10	18,979	321	20	33,868	440
SBA loan-backed (federal agency)	3	3,122	10	6	14,850	57	9	17,972	67
Total	27	$52,184	$328	27	$87,815	$1,746	54	$139,999	$2,074

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	1	$1,010	$71	-	$-	$-	1	$1,010	$71
Collateralized mortgage obligations (federal agencies)	14	62,251	2,863	9	29,123	1,338	23	91,374	4,201
Other mortgage-backed (federal agencies)	20	64,428	774	1	1,517	153	21	65,945	927
SBA loan-backed (federal agency)	4	14,468	73	3	5,306	69	7	19,774	142
Total	39	$142,157	$3,781	13	$35,946	$1,560	52	$178,103	$5,341

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at December 31, 2014, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

Except for state and municipal securities, all of the Company’s available for sale securities are backed by United States (“U.S.”) agencies and are rated Aaa and AA+ by Moody’s and Standard and Poor’s rating services, respectively. The following table summarizes ratings of the Company’s state and municipal investment securities available for sale, based on fair value, at December 31, 2014.

Moody's Ratings
Aaa	7%
Aa1 - Aa3	56
A1 - A2	4
Not rated	33
Total	100%

Standard and Poor's Ratings
AAA	17%
AA+ - AA-	41
Not Rated	42
Total	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at December 31, 2014.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at December 31, 2014 by contractual maturity and estimated principal repayment distribution (in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	2,015	2,017
Due after five years through ten years	1,915	1,948
Due after ten years	-	-
U.S. agency	3,930	3,965

Due in one year or less	1,898	1,917
Due after one year through five years	2,050	2,115
Due after five years through ten years	2,717	2,700
Due after ten years	-	-
State and municipal	6,665	6,732

Due in one year or less	407	407
Due after one year through five years	11,227	11,041
Due after five years through ten years	77,677	76,326
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	89,311	87,774

Due in one year or less	-	-
Due after one year through five years	42,042	42,112
Due after five years through ten years	19,191	19,158
Due after ten years	17,299	17,233
Other mortgage-backed (federal agencies)	78,532	78,503

Due in one year or less	-	-
Due after one year through five years	15,116	15,133
Due after five years through ten years	11,219	11,216
Due after ten years	8,059	8,188
SBA loan-backed (federal agency)	34,394	34,537

Due in one year or less	2,305	2,324
Due after one year through five years	72,450	72,418
Due after five years through ten years	112,719	111,348
Due after ten years	25,358	25,421
Total investment securities available for sale	$212,832	$211,511

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	December 31,
	2014	2013
Municipal and other secured deposits	$84,255	$75,718
Retail repurchase agreements	36,629	25,626
Federal Reserve line of credit	1,352	1,459
Correspondent bank lines of credit	10,959	16,788
Total investment securities available for sale pledged	$133,195	$119,591

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Realized gains	$165	$471	$10,499
Realized losses	(40)	(161)	(5)
Total investment securities gains, net	$125	$310	$10,494

5.	Loans

In the tables below, loan classes are based on FDIC classification codes, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	December 31, 2014		December 31, 2013
	Total	% of total	Total	% of total

Commercial real estate	$430,025	53.4%	$455,452	59.4%
Single-family residential	204,439	25.4	178,125	23.2
Commercial and industrial	80,927	10.0	73,078	9.5
Consumer	76,984	9.6	50,099	6.5
Other	12,684	1.6	10,759	1.4
Loans, gross	$805,059	100.0%	$767,513	100.0%

Net unearned income and deferred fees totaled $596 thousand and $643 thousand at December 31, 2014 and 2013, respectively. Unamortized purchase premiums totaled $1.3 million at December 31, 2014 and are included in the applicable portfolio segment in the table above.

Residential mortgage loans serviced for the benefit of others totaled $375.1 million and $384.5 million at December 31, 2014 and 2013, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Pledged

The Bank, as a member of the FHLB of Atlanta, must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At December 31, 2014 and 2013, $170.6 million and $205.2 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $79.1 million and $90.2 million, respectively, were available as lendable collateral.

At December 31, 2014 and 2013, loans totaling $38.2 million and $794 thousand, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $27.8 million and $651 thousand, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at December 31, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$48,063	6.0%	33.5%
Multifamily residential	9,025	1.1	6.3
Nonfarm nonresidential	372,937	46.3	260.2
Total loans secured by commercial real estate	$430,025	53.4%	300.0%

The following table further categorizes loans secured by commercial real estate at December 31, 2014 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$15,636	1.9%	10.9%
Land development - commercial	5,926	0.7	4.2
Land development - residential	5,338	0.7	3.7
Commercial construction:
Retail	3,167	0.4	2.2
Total development commercial real estate loans	30,067	3.7	21.0

Existing and other commercial real estate loans
Secured by:
Hotel / motel	40,384	5.0	28.2
Retail	32,703	4.1	22.8
Office	26,804	3.3	18.7
Multifamily	9,025	1.1	6.3
Industrial and warehouse	5,976	0.8	4.2
Healthcare	13,183	1.6	9.2
Miscellaneous commercial	102,115	12.7	71.2
Residential construction - speculative	299	-	0.2
Total existing and other commercial real estate loans	230,489	28.6	160.8

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	151,774	18.9	105.9
Commercial construction - owner-occupied	8,542	1.1	5.9
Residential construction - contract	9,153	1.1	6.4
Total commercial real estate owner-occupied and residential loans	169,469	21.1	118.2

Total loans secured by commercial real estate	$430,025	53.4%	300.0%

Asset Quality

The composition of the Company’s loan portfolio is currently weighted toward commercial real estate. Commercial real estate loans have higher risks than other real estate loans because repayment is sensitive to interest-rate changes, governmental regulation of real property, general economic and market conditions and the availability of long-term financing particularly in the current economic environment. Commercial and industrial loans are generally secured by the assets being financed or other business assets, such as accounts receivable, inventory or property and equipment, and generally incorporate a personal guarantee. In the case of loans secured by accounts receivable or inventory, the availability of funds for repayment of these loans may depend substantially on the ability of the client to collect amounts due from its customers or to liquidate inventory at sufficient prices. Underwriting standards for single-family real estate purpose loans are heavily regulated by statutory requirements. However, these loans have risks associated with declines in collateral value. Many consumer loans are unsecured and depend solely on the client’s availability of funds for the repayment of the loans.

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

Risk rating	Description	Specific characteristics
1	Superior Quality	Fully secured by liquid collateral held at the Company
2	High Quality	Secured loans to public companies with satisfactory credit ratings and financial strength or secured by properly margined public securities
3	Satisfactory	Loans with reasonable credit risk to borrowers with satisfactory credit and financial strength (may include unsecured loans with defined primary and secondary repayment sources)
4	Pass	Loans with an elevated credit risk to clients with an adequate credit history and financial strength (includes loans with inherent industry risk with support from principals and/or guarantors)
W	Watch	A subset of “Pass”, watch loans have somewhat elevated credit risk trends (e.g., financial, economic or industry specific) to clients with an adequate credit history and financial strength
5	Special Mention	Loans with potential credit weakness that deserve management attention that, if left uncorrected, may result in deterioration of repayment prospects for the loan
6	Substandard

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

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	3,337	144	74,966	78,447
Grade 4	17,826	1,191	183,829	202,846
Grade W	9,595	7,690	62,429	79,714
Grade 5	138	-	25,502	25,640
Grade 6	1,724	-	25,131	26,855
Grade 7	-	-	1,051	1,051
Not risk rated*	15,443	-	29	15,472
Total	$48,063	$9,025	$372,937	$430,025

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$753
Grade 2	1,534
Grade 3	12,864
Grade 4	53,171
Grade W	3,953
Grade 5	5,786
Grade 6	2,476
Grade 7	339
Not risk rated	51
Total	$80,927

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$79,667	$119,079	$2,710	$201,456
Nonperforming	977	1,928	78	2,983
Total	$80,644	$121,007	$2,788	$204,439

	Indirect automobile	All other consumer	Total consumer
Performing	$66,161	$10,673	$76,834
Nonperforming	116	34	150
Total	$66,277	$10,707	$76,984

Other
Performing	$12,684
Nonperforming	-
Total	$12,684

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2013 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	10,025	259	69,954	80,238
Grade 4	34,654	887	171,585	207,126
Grade W	8,679	9,079	83,843	101,601
Grade 5	2,202	-	16,727	18,929
Grade 6	4,400	181	24,352	28,933
Grade 7	803	-	1,604	2,407
Not risk rated*	15,795	11	412	16,218
Total	$76,558	$10,417	$368,477	$455,452

*Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$879
Grade 2	1,186
Grade 3	8,830
Grade 4	51,167
Grade W	5,151
Grade 5	2,361
Grade 6	2,923
Grade 7	494
Not risk rated	87
Total	$73,078

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Performing	$69,121	$101,100	$3,802	$174,023
Nonperforming	797	3,176	129	4,102
Total	$69,918	$104,276	$3,931	$178,125

	Indirect automobile	All other consumer	Total consumer
Performing	$38,514	$11,349	$49,863
Nonperforming	210	26	236
Total	$38,724	$11,375	$50,099

Other
Performing	$10,759
Nonperforming	-
Total	$10,759

The following table summarizes delinquencies, by class, at December 31, 2014 (in thousands).

	30-89 days past due and still accruing interest	Greater than 90 days past due and still accruing interest	Greater than 90 days past due and not accruing interest (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$112	$-	$441	$553	$47,510	$48,063
Multifamily residential	-	-	-	-	9,025	9,025
Nonfarm nonresidential	2,102	-	8,174	10,276	362,661	372,937
Total commercial real estate	2,214	-	8,615	10,829	419,196	430,025

Single-family real estate, revolving, open-end loans	151	-	977	1,128	79,516	80,644
Single-family real estate, closed-end, first lien	827	238	1,928	2,993	118,014	121,007
Single-family real estate, closed-end, junior lien	16	-	78	94	2,694	2,788
Total single-family residential	994	238	2,983	4,215	200,224	204,439

Commercial and industrial	361	-	715	1,076	79,851	80,927

Indirect automobile	283	-	116	399	65,878	66,277
All other consumer	33	-	34	67	10,640	10,707
Total consumer	316	-	150	466	76,518	76,984

Farmland	-	-	-	-	6,032	6,032
Obligations of states and political subdivisions of the U.S.	-	-	-	-	416	416
Other	-	-	-	-	6,236	6,236
Total other	-	-	-	-	12,684	12,684

Loans, gross	$3,885	$238	$12,463	$16,586	$788,473	$805,059

Additional interest income of $478 thousand would have been reported during the year ended December 31, 2014 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. This interest income was not recorded in the Company’s Consolidated Statements of Income.

The following table summarizes delinquencies, by class, at December 31, 2013 (in thousands).

	30-89 days past due and still accruing interest	Greater than 90 days past due and not accruing interest (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$82	$3,872	$3,954	$72,604	$76,558
Multifamily residential	-	181	181	10,236	10,417
Nonfarm nonresidential	1,199	4,832	6,031	362,446	368,477
Total commercial real estate	1,281	8,885	10,166	445,286	455,452

Single-family real estate, revolving, open-end loans	148	797	945	68,973	69,918
Single-family real estate, closed-end, first lien	1,091	3,176	4,267	100,009	104,276
Single-family real estate, closed-end, junior lien	41	129	170	3,761	3,931
Total single-family residential	1,280	4,102	5,382	172,743	178,125

Commercial and industrial	306	1,885	2,191	70,887	73,078

Indirect automobile	294	210	504	38,220	38,724
All other consumer	41	26	67	11,308	11,375
Total consumer	335	236	571	49,528	50,099

Farmland	-	-	-	3,394	3,394
Obligations of states and political subdivisions of the U.S.	-	-	-	497	497
Other	-	-	-	6,868	6,868
Total other	-	-	-	10,759	10,759

Loans, gross	$3,202	$15,108	$18,310	$749,203	$767,513

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

	December 31,
	2014	2013
Accrual	$15,585	$26,744
Nonaccrual	4,286	2,184
Total troubled debt restructurings	$19,871	$28,928

The following table summarizes troubled debt restructurings removed from this classification during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2014	2013	2012
Carrying balance	$8,615	$7,077	$6,018
Count	7	14	19

Of the $8.6 million of loans removed from troubled debt restructuring classification during 2014, three loans totaling $7.1 million were also removed from classification as impaired loans for purposes of determining the allowance for loan losses.

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2014			2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Construction, land development and other land loans	-	$-	$-	1	$60	$60	1	$4,089	$4,089
Nonfarm nonresidential	1	883	883	4	4,364	4,364	8	2,305	2,305
Total commercial real estate	1	883	883	5	4,424	4,424	9	6,394	6,394

Single-family real estate	-	-	-	-	-	-	4	715	715

Commercial and industrial	3	2,665	1,365	1	242	242	3	506	501
Loans, gross	4	$3,548	$2,248	6	$4,666	$4,666	16	$7,615	$7,610

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2014			2013			2012
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Rate concession	-	$-	$-	1	$60	$60	-	$-	$-
Term concession	1	883	883	5	4,606	4,606	6	5,047	5,047
Term and principal concessions	3	2,665	1,365	-	-	-	-	-	-
Rate and term concessions	-	-	-	-	-	-	10	2,568	2,563
Loans, gross	4	$3,548	$2,248	6	$4,666	$4,666	16	$7,615	$7,610

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the years ended December 31,
	2014		2013		2012
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Construction, land development and other land loans	-	$-	1	$56	-	$-
Nonfarm nonresidential	2	2,597	-	-	2	2,122
Total commercial real estate	2	2,597	1	56	2	2,122

Single-family real estate	-	-	1	404	2	293

Commercial and industrial	2	486	1	127	-	-

Consumer	-	-	-	-	-	-
Loans, gross	4	$3,083	3	$587	4	$2,415

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	December 31,
	2014	2013
Accrual troubled debt restructured loans	$15,585	$26,744
Nonaccrual troubled debt restructured loans	4,286	2,184
Accrual other loans	7,955	9,187
Nonaccrual other loans	3,736	6,580
Total impaired loans	$31,562	$44,695

The following table summarizes the composition of and information relative to impaired loans, by class, at December 31, 2014 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$283	$805
Multifamily residential	-	-
Nonfarm nonresidential	18,534	23,055
Total commercial real estate	18,817	23,860

Single-family real estate, revolving, open-end loans	333	333
Single-family real estate, closed-end, first lien	645	750
Single-family real estate, closed-end, junior lien	24	24
Total single-family residential	1,002	1,107

Commercial and industrial	607	2,208

Consumer	-	-

Total impaired loans with no related allowance recorded	$20,426	$27,175

With an allowance recorded:
Construction, land development and other land loans	$6	$6	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	10,186	12,021	1,555
Total commercial real estate	10,192	12,027	1,555

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	208	208	24
Single-family real estate, closed-end, junior lien	106	106	41
Total single-family residential	314	314	65

Commercial and industrial	616	616	115

Consumer	14	14	2

Total impaired loans with an allowance recorded	$11,136	$12,971	$1,737

Total:
Construction, land development and other land loans	$289	$811	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	28,720	35,076	1,555
Total commercial real estate	29,009	35,887	1,555

Single-family real estate, revolving, open-end loans	333	333	-
Single-family real estate, closed-end, first lien	853	958	24
Single-family real estate, closed-end, junior lien	130	130	41
Total single-family residential	1,316	1,421	65

Commercial and industrial	1,223	2,824	115

Consumer	14	14	2

Total impaired loans	$31,562	$40,146	$1,737

Interest income recognized on impaired loans during the year ended December 31, 2014 was $1.5 million. The average balance of total impaired loans was $41.6 million for the same period.

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

	For the year ended December 31, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485
Provision for loan losses	(2,506)	(553)	(152)	362	549	(2,300)

Loan charge-offs	1,082	697	530	225	555	3,089
Loan recoveries	(396)	(982)	(47)	(83)	(316)	(1,824)
Net loans charged-off (recovered)	686	(285)	483	142	239	1,265

Allowance for loan losses, end of period	$7,373	$2,856	$1,047	$1,338	$306	$12,920

	December 31, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,555	$65	$115	$2	$-	$1,737
Collectively evaluated for impairment	5,818	2,791	932	1,336	306	11,183
Allowance for loan losses, end of period	$7,373	$2,856	$1,047	$1,338	$306	$12,920

Individually evaluated for impairment	$29,009	$1,316	$1,223	$14	$-	$31,562
Collectively evaluated for impairment	401,016	203,123	79,704	76,970	12,684	773,497
Loans, gross	$430,025	$204,439	$80,927	$76,984	$12,684	$805,059

	For the year ended December 31, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$12,317	$3,140	$1,264	$1,093	$11	$17,825
Provision for loan losses	(263)	580	2,697	172	279	3,465

Loan charge-offs	1,780	731	2,426	285	669	5,891
Loan recoveries	(291)	(135)	(147)	(138)	(375)	(1,086)
Net loans charged-off	1,489	596	2,279	147	294	4,805

Allowance for loan losses, end of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485

	December 31, 2013
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,736	$163	$644	$12	$-	$2,555
Collectively evaluated for impairment	8,829	2,961	1,038	1,106	(4)	13,930
Allowance for loan losses, end of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485

Individually evaluated for impairment	$39,938	$2,291	$2,433	$33	$-	$44,695
Collectively evaluated for impairment	415,514	175,834	70,645	50,066	10,759	722,818
Loans, gross	$455,452	$178,125	$73,078	$50,099	$10,759	$767,513

6.	Other Loans Held for Sale and Valuation Allowance

The following table summarizes the changes in net other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013
Other loans held for sale, net of valuation allowance, beginning of period	$-	$776

SBA loans transferred to other loans held for sale	1,166	2,015
Proceeds from sales of SBA loans	(1,236)	(2,222)
Gain on sale of SBA loans	70	207
SBA loan activity, net	-	-

Proceeds from sales of other loans held for sale	-	(1,102)
Gain on sale of other loans held for sale	-	326
Other loans held for sale activity, net	-	(776)

Other loans held for sale, net of valuation allowance, end of period	$-	$-

The following table summarizes the activity in the valuation allowance on other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013
Valuation allowance, beginning of period	$-	$1,512
Reduction resulting from sales of other loans held for sale	-	(1,512)
Valuation allowance, end of period	$-	$-

7.	Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	December 31,
	2014	2013
Land	$5,521	$5,521
Buildings	19,539	19,395
Furniture and equipment	13,395	13,259
Software	5,556	5,344
Leasehold improvements	3,782	3,746
Capital lease asset	557	1,396
Bank automobiles	94	95
Premises and equipment, gross	$48,444	$48,756

Accumulated depreciation	(26,438)	(25,389)
Premises and equipment, net	$22,006	$23,367

At December 31, 2014, the Bank provided banking products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $2.6 million and $2.5 million, respectively.

8.	Servicing Rights

Residential Mortgage-Servicing Rights

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013	2012
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,431	$2,584	$2,586
Capitalized mortgage-servicing rights	390	612	864
Mortgage-servicing rights portfolio amortization and impairment	(573)	(765)	(866)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,248	$2,431	$2,584

The estimated fair value of residential mortgage-servicing rights was $3.4 million and $3.8 million at December 31, 2014 and 2013, respectively.

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013	2012
Valuation allowance, beginning of period	$31	$41	$39
Additions charged (reductions credited) to operations, net	(10)	(10)	2
Valuation allowance, end of period	$21	$31	$41

The following table summarizes the estimated future amortization expense of residential mortgage-servicing rights, net of the valuation allowance for impairment, at December 31, 2014 during the periods indicated (in thousands).

For the years ended December 31,
2015	$661
2016	531
2017	423
2018	333
2019	260
Thereafter	61
$2,269

SBA Servicing Rights

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013	2012
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$64	$39	$-
Capitalized SBA servicing rights	31	47	40
SBA servicing rights portfolio amortization and impairment	(18)	(22)	(1)
SBA servicing rights portfolio, net of valuation allowance, end of period	$77	$64	$39

The estimated fair value of SBA servicing rights was $84 thousand and $69 thousand at December 31, 2014 and 2013, respectively.

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the year ended
	December 31,
	2014	2013
Valuation allowance, beginning of period	$8	$-
Additions charged to operations, net	4	8
Valuation allowance, end of period	$12	$8

The following table summarizes the estimated future amortization expense of SBA servicing rights (without regard to the valuation allowance for impairment) at December 31, 2014 during the periods indicated (in thousands).

For the years ended December 31,
2015	$14
2016	12
2017	11
2018	10
2019	8
Thereafter	34
$89

9.	Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	December 31,
	2014	2013
Foreclosed real estate	$5,949	$7,502
Repossessed personal property	35	43
Total foreclosed real estate and repossessed personal property	$5,984	$7,545

Included in foreclosed real estate at December 31, 2014 were 56 residential lots with an aggregate net book value of $4.7 million, in three separate communities related to one real estate development. At December 31, 2014, two lots with a carrying value of $405 thousand were under contract for sale and closed during January 2015 at prices above carrying value.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013	2012
Foreclosed real estate, beginning of period	$7,502	$10,911	$27,663
Plus: new foreclosed real estate	2,312	2,541	5,389
Less: proceeds from sale of foreclosed real estate	(2,521)	(2,973)	(13,524)
Plus: gain on sale of foreclosed real estate	386	142	729
Less: writedowns and losses charged to expense	(1,730)	(3,119)	(9,346)
Foreclosed real estate, end of period	$5,949	$7,502	$10,911

10.	Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies during 2013 and is the sole beneficiary; however, the Company provides a $50 thousand death benefit to the beneficiaries of the covered teammates. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.4 million and $10.0 million at December 31, 2014 and 2013, respectively.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are retired from the Company. At both December 31, 2014 and 2013, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

11.	Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	December 31,
	2014	2013
Transaction deposits	$528,633	$494,289
Money market deposits	138,449	136,476
Savings deposits	90,318	79,760
Time deposits $100,000 and greater	67,419	79,654
Time deposits less than $100,000	103,501	117,181
Total deposits	$928,320	$907,360

At December 31, 2014 and 2013, $531 thousand and $564 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans.

At December 31, 2014 and 2013, $17.6 million and $22.2 million, respectively, of time deposits meet or exceed the FDIC insurance limit of $250,000.

Time Deposit Maturities

The following table summarizes the maturity distribution of time deposit accounts at December 31, 2014 during the periods indicated (in thousands).

For the years ended December 31,
2015	$124,154
2016	24,321
2017	12,809
2018	7,262
2019	2,343
Thereafter	31
$170,920

Time Deposits $100 Thousand and Greater

The following table summarizes time deposit accounts of $100 thousand and greater by maturity as of December 31, 2014 (in thousands).

As of December 31, 2014
Three months or less	$19,401
Over three months through six months	12,174
Over six months through twelve months	14,187
Twelve months or less	45,762

Over twelve months	21,657
Total time deposits $100 thousand and greater	$67,419

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Transaction deposits	$41	$39	$39
Money market deposits	38	32	47
Savings deposits	9	10	9
Time deposits	406	2,176	5,041
Total interest expense on deposits	$494	$2,257	$5,136

12.	Borrowings

The following table provides detail with respect to borrowings at the dates and for the periods indicated (dollars in thousands).

	At and for the years ended December 31,
	2014	2013	2012
Retail repurchase agreements
Amount outstanding at year-end	$15,921	$18,175	$15,357
Average amount outstanding during year	20,054	18,916	20,485
Maximum amount outstanding at any month-end	31,418	24,640	27,985
Rate paid at year-end	0.01%	0.01%	0.01%
Weighted average rate paid during the year	0.01	0.01	0.01

FHLB advances
Amount outstanding at year-end	$35,000	$35,000	$-
Average amount outstanding during year	12,205	425	1
Maximum amount outstanding at any month-end	40,000	35,000	-
Rate paid at year-end	0.24%	0.17%	-%
Weighted average rate paid during the year	0.22	0.24	-

Other borrowings
Amount outstanding at year-end	$-	$-	$-
Average amount outstanding during year	16	159	30
Maximum amount outstanding at any month-end	-	-	-
Rate paid at year-end	-%	-%	-%
Weighted average rate paid during the year	-	-	-

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and were secured by $36.6 million of the Company’s investment securities available for sale at December 31, 2014.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	December 31,
	2014	2013
Available lendable loan collateral value pledged to serve against FHLB advances	$79,139	$90,225
FHLB advances outstanding	35,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$44,139	$55,225

All FHLB advances at December 31, 2014 matured during January 2015 and were replaced with new advances maturing between April and July 2015 with a weighted-average rate of 0.26%.

Federal Reserve Discount Window

At December 31, 2014 and 2013, $39.5 million and $2.2 million, respectively, of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank. Of these amounts, $29.1 million and $2.1 million were available as lendable collateral at December 31, 2014 and 2013, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (the “Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability since its initial establishment in 2009 other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit.

Correspondent Bank Lines of Credit. The following table summarizes the Bank’s correspondent bank lines of credit at the dates indicated (dollars in thousands).

	December 31, 2014			December 31, 2013
	Secured	Unsecured	Total	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000	$35,000	$25,000	$60,000
Count	2	6	8	3	2	5

The changes in the composition of our correspondent bank lines of credit during 2014 were the result of the additional of two unsecured lines totaling $20 million as well as the a previously secured correspondence line of credit being converted into one secured and one unsecured line of credit..

None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

13.	Shareholders’ Equity

Common Shares

At December 31, 2014, the Company had 75,000,000 authorized shares of common stock of which 12,810,388 were issued and outstanding. As of February 23, 2015, the Company has reserved a total of 554,645 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 16, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	December 31,
	2014	2013	2012
Net unrealized loss on investment securities available for sale	$(819)	$(2,990)	$1,491
Net unrealized defined benefit pension plan actuarial loss	(9,084)	(7,303)	(8,208)
Total accumulated other comprehensive loss, net of tax	$(9,903)	$(10,293)	$(6,717)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the year ended December 31, 2014, the Company declared and paid cash dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
7/17/2014	8/4/2014	8/18/2014	$0.05
10/16/2014	11/3/2014	11/17/2014	0.05

Subsequently, the Company paid dividends of $0.08 per common share on February 16, 2015.

The dividends payable to shareholders were funded by dividends paid to the Company by the Bank.

14.	Income Taxes

The following table summarizes income tax expense (benefit) attributable to continuing operations for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Current income tax expense
Federal	$300	$181	$-
State	503	1,238	-
Total current expense	803	1,419	-

Deferred income tax expense (benefit)
Federal	4,666	(19,798)	2,721
State	-	(36)	-
Total deferred expense (benefit)	4,666	(19,834)	2,721

Total current and deferred expense (benefit)	$5,469	$(18,415)	$2,721

For the year ended December 31, 2014, the deferred income tax expense of $4.7 million consisted primarily of a $1.2 million reduction of the net deferred tax asset attributable to allowance for loan losses and a $2.8 million reduction in the net deferred tax asset attributable to prior year federal net operating loss carryforwards resulting from the usage of such carryforwards to offset taxable income.

For the year ended December 31, 2013, the deferred income tax benefit of $19.8 million consisted primarily of a $22.4 million decrease in the valuation allowance previously required against the net deferred tax asset as of December 31, 2012. The deferred income tax benefit was partially offset by a decrease in net deferred tax assets arising during 2013.

As of December 31, 2014 and 2013, we determined that no valuation allowance was necessary due to sustained trends in profitability, projected reversals of existing taxable temporary differences and projections of future taxable income.

No excess tax benefit from equity-based awards were recorded in shareholders’ equity during the years ended December 31, 2014, 2013 and 2012.

The following table reconciles the Company’s statutory federal income tax rate to the effective income tax rate for the periods indicated.

	For the years ended December 31,
	2014	2013	2012
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
State income tax, net of federal benefit	2.2	8.6	-
Tax-exempt income	(1.6)	(1.5)	(74.1)
Expenses not deductible for tax purposes	0.1	0.3	2.6
(Decrease) increase in deferred tax asset valuation allowance	-	(240.0)	352.2
Other	1.2	0.1	1.9
Effective income tax rate	36.9%	(197.5)%	317.6%

The following table summarizes the Company’s gross deferred tax assets, related valuation allowance and gross deferred tax liabilities at the dates indicated (in thousands).

	December 31,
	2014	2013
Deferred tax assets
Recognized built-in loss carryforward	$7,609	$7,689
Allowance for loan losses	4,522	5,770
Federal net operating loss carryforward	3,275	6,072
Writedowns of foreclosed real estate	1,912	2,369
Equity-based compensation	1,054	1,047
Pension Plan contributions and accrued liability	1,053	463
Alternative minimum tax credit carryforward	750	493
Unrealized losses on investment securities available for sale	501	1,829
Other	375	365
Nonaccrual loan interest	-	202
Deferred tax assets, gross	21,051	26,299
Valuation allowance	-	-
Deferred tax assets, net of valuation allowance	21,051	26,299
Deferred tax liabilities
Deferred loan fees and costs, net	(1,703)	(1,592)
Premises, equipment and capital leases	(1,148)	(1,380)
Servicing rights	(814)	(874)
Other	(333)	(366)
Deferred tax liabilities, gross	(3,998)	(4,212)
Deferred tax asset, net	$17,053	$22,087

As of December 31, 2014, the Company had federal net operating loss carryforwards of $9.4 million, which, if not utilized to offset future taxable income, will expire as follows: $200 thousand in 2031, $8.9 million in 2032 and $279 thousand in 2034. During 2014, the Company utilized $9.2 million of federal net operating loss carryforwards to offset federal taxable income. This amount was comprised of $7.3 million of federal net operating loss carryforwards that would have expired in 2031 and $1.9 million that would have expired in 2032.

As of December 31, 2014, net deferred tax assets of $17.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

In 2010, the Company consummated a private offering pursuant to which the Company issued 9,993,995 shares of its common stock at $10.40 per share (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of December 31, 2014, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015. The Company’s deferred tax asset does not include any recognized built-in losses that exceed the amount expected to be utilized against future taxable income.

The Company is subject to U.S. federal and South Carolina state income tax. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or South Carolina state examination; however, tax years dating back to 2010 are generally considered subject to examination based on federal and state regulations.

15.	Benefit Plans

401(k) Plan

Teammates are given the opportunity to participate in The Palmetto Bank 401(k) Retirement Plan (the “401(k) Plan”) which is designed to supplement a teammate’s retirement income. Teammates are eligible to participate in the 401(k) Plan immediately when hired and participants are able to defer a portion of their compensation into the 401(k) Plan. Matching contributions, if any, are contributed to the 401(k) Plan prior to the end of each plan year.

From January 1, 2012 through June 30, 2013, the Company suspended its regular ongoing matching of teammate contributions to the 401(k) Plan. The Company reinstated its match of teammate contributions effective July 1, 2013. From July 1, 2013 through June 30, 2014, teammate contributions were matched at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. Effective July 1, 2014, the match of teammate contributions was increased to a rate of $0.25 per dollar up to 6% of a teammate’s eligible compensation. The Company’s matching contributions totaled $86 thousand and $28 thousand for the years ended December 31, 2014 and 2013, respectively.

Under the Internal Revenue Service (“IRS”) rules related to 401(k) plans, the IRS imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive contribution refunds of prior deferrals as a result of the annual limitations, the Bank has in place a benefit equalization plan into which such teammates may contribute refunds received. The benefit equalization plan operates similar to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. At December 31, 2014, assets in the benefit equalization plan were $40 thousand and are included in Other assets in the Consolidated Balance Sheet. An offsetting liability of $40 thousand is reflected in Other liabilities and represents the Bank’s obligation to benefit equalization plan participants. There were no assets or liabilities associated with the benefit equalization plan at December 31, 2013.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan that covered all full-time teammates having at least 12 months of continuous service and having attained age 21. Effective December 31, 2007, the Company ceased accruing pension benefits for participants in the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

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

	At and for the years ended December 31,
	2014	2013	2012
Change in benefit obligation
Benefit obligation, beginning of period	$18,122	$18,507	$19,786
Interest cost	892	848	958
Net actuarial loss	4,110	80	668
Benefits paid	(2,686)	(1,313)	(2,905)
Benefit obligation, end of period	20,438	18,122	18,507

Change in Pension Plan assets
Fair value of Pension Plan assets, beginning of period	16,798	14,540	13,663
Return on Pension Plan assets	1,717	1,678	2,182
Employer contribution	1,600	1,893	1,600
Benefits paid	(2,686)	(1,313)	(2,905)
Fair value of Pension Plan assets, end of period	17,429	16,798	14,540

Underfunded status	$(3,009)	$(1,324)	$(3,967)

Net actuarial loss	$(13,975)	$(11,235)	$(12,627)
Income tax benefit	(4,891)	(3,932)	(4,419)
Accumulated other comprehensive loss impact	$(9,084)	$(7,303)	$(8,208)

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income (Loss), for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Interest cost	$892	$848	$958
Expected return on plan assets	(1,076)	(1,186)	(1,133)
Amortization of net actuarial loss	729	980	911
Net periodic pension expense	$545	$642	$736

As a result of the decision to cease accruing benefits under the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

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

Defined Benefit Pension Plan Assumptions. One of the principal components of the net periodic pension expense calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause the recognition of income returns that are greater or less than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by teammates over the life of the pension obligation. Expected returns on Pension Plan assets are developed in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considers any material forward-looking return expectations for these major asset classes. Differences between expected and actual returns in each year, if any, are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income.

A discount rate is used to determine the present value of future benefit obligations. The discount rate is determined in consultation with the third-party actuary and is set by matching the projected benefit cash flow to a yield curve consisting of the 50% highest yielding issuances within each defined maturity tranche of a AA-only universe of bonds monitored by the third-party actuary. The yield curve provides transparency with respect to the underlying bonds and provides matching of future benefit obligations to the payment of benefits. This yield curve was also used during 2012 and 2013 and reflects the Pension Plan specific duration.

The following table summarizes the assumptions used in computing the benefit obligation and the adjusted net periodic expense for the periods indicated.

	For the years ended December 31,
	2014	2013	2012
Weighted-average assumptions used in computing balance sheet liabilty:
Discount rate	4.16%	5.04%	4.19%
Expected long-term rate of return on Pension Plan assets	6.30	8.00	8.00
Rate of increase in compensation levels	n/a	n/a	n/a

Weighted-average assumptions used in computing net periodic benefit expense:
Discount rate	5.04%	4.19%	5.02%
Expected long-term rate of return on Pension Plan assets	6.30	8.00	8.00
Rate of increase in compensation levels	n/a	n/a	n/a

In addition, the 2014 actuarial valuation utilized the Society of Actuary’s updated 2014 mortality table while 2013 and 2012 utilized the 2000 mortality table.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	December 31,
	2014	2013
Cash and cash equivalents	$902	$4,440
U.S. government and agency securities	-	549
Municipal securities	-	470
Corporate bonds	-	3,398
Mutual funds	902	3,596
Corporate stocks	1,085	3,329
Exchange traded funds	14,351	287
Foreign equities	182	694
Accrued interest receivable	-	30
Other	7	5
Total Pension Plan assets	$17,429	$16,798

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

	December 31,
	2014	2013
Level 1	$1,994	$7,804
Level 2	15,435	8,994
Level 3	-	-
Total Pension Plan assets	$17,429	$16,798

There were no changes in the Pension Plan’s Level 3 assets during 2013 or 2014.

Future Expected Contributions. The Company’s expects to make contributions of $1.6 million to the Pension Plan during 2015.

Expected Future Defined Benefit Pension Plan Payments. The following table summarizes the estimated future benefit payments expected to be paid from the Pension Plan at December 31, 2014 for the periods indicated (in thousands).

For the years ended December 31,
2015	$1,002
2016	1,017
2017	1,030
2018	1,069
2019	1,092
2020-2024	5,711

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014.

16.	Equity-Based Compensation

1997 Stock Compensation Plan

Stock option awards have been granted under the Palmetto Bancshares, Inc. 1997 Stock Compensation Plan (the “1997 Plan”). The 1997 Plan terminated in 2007 and no options have been granted under the 1997 Plan since then. However, the termination did not impact options previously granted under the 1997 Plan. All outstanding options expire at various dates through January 16, 2017 and all stock option awards granted have a five-year vesting term and an exercise period of 10 years. The Board of Directors determined the terms of the options on the grant date, and the option exercise price was at least 100% of the fair value of the Company’s common stock as of the grant date. Options granted to teammates were “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, while options granted to individuals other than teammates were “nonqualified stock options” (i.e., options that are not “incentive stock options”).

The following table summarizes stock option activity for the 1997 Plan at the dates and for the periods indicated.

	Stock options outstanding	Weighted- average exercise price
Outstanding, December 31, 2011	18,703	$93.65
Forfeited	(6,750)	94.98
Outstanding, December 31, 2012	11,953	92.89
Expired	(5,503)	80.00
Outstanding, December 31, 2013	6,450	103.89
Forfeited	(1,250)	109.20
Expired	(2,250)	93.20
Outstanding, December 31, 2014	2,950	109.80

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at December 31, 2014.

Weighted-average exercise price	Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)
$106.40	250	0.05
109.20	2,500	1.42
121.60	200	2.05
Total	2,950	1.35

At December 31, 2014 and 2013, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

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

Prior to 2011, restricted stock granted to directors under the 2008 Plan generally had a five-year vesting period. Beginning in 2011, with the exception of annual retainer grants that vest immediately, restricted stock granted to directors under the 2008 Plan generally had a three-year vesting period designed to coincide with director service terms. Beginning in 2012, restricted stock awarded to directors upon initial appointment and reelection to the Board of Directors continued to be granted with vesting periods to coincide with director service terms but were changed to require a director to purchase shares of the Company’s common stock on the open market to be eligible to receive a matching grant of restricted stock awards. The matching grants at initial appointment and reelection are capped at an economic value of $10 thousand.

Shares of restricted stock granted to teammates and directors under the 2008 Plan are subject to vesting provisions based on continuous employment and service for a specified time period following the date of grant as follows:

Vesting Period
Issued to directors in connection with annual retainer	Immediate
Issued to directors in connection with initial appointment or re-election to the Board of Directors	Length of Board of Directors term (currently 3 years)
Issued to teammates	5 years

The following table summarizes restricted stock activity at the dates and for the periods indicated.

	Shares of restricted stock	Weighted- average grant date fair value per share
Granted, net of forfeitures, December 31, 2011	31,696	$49.38
Grants	19,967	5.51
Forfeited	(350)	168.00
Granted, net of forfeitures, December 31, 2012	51,313	31.50
Grants	11,073	9.68
Granted, net of forfeitures, December 31, 2013	62,386	27.63
Grants	-	-
Granted, net of forfeitures, December 31, 2014	62,386	27.63

Remaining shares available for grant, December 31, 2013 and 2014	114

There were no grants or forfeitures of restricted stock under the Company’s 2008 Plan during the year ended December 31, 2014.

Of the 62,386 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting status and activity at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2013	11,247	51,139	62,386
Vested	(5,180)	5,180	-
Balance, December 31, 2014	6,067	56,319	62,386

The weighted-average grant date fair value of restricted stock awards that vested during the year ended December 31, 2014 was $23.95 per share. The fair value of shares vested during the year ended December 31, 2014 based on vesting date fair value totaled $74 thousand.

2011 Stock Incentive Plan

Under the 2011 Stock Incentive Plan, as amended (the “2011 Plan”), the Board of Directors may grant a total of 700,000 of various types of equity awards (including stock options and/or restricted stock awards) to teammates and directors. The 2011 Plan requires that stock options be issued with an exercise price at or above the fair market value per share of the Company’s common stock on the date of grant.

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

The following table summarizes stock option and restricted stock information for the 2011 Plan at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted- average exercise price per share	Shares of restricted stock	Weighted- average grant date fair value per share
2011 Grants	473,002	383,251	$10.51	89,751	$10.48

2012 Grants	8,020	-	-	8,020	6.50

2013 Grants	8,811	-	-	8,811	13.70
2013 Forfeitures	(575)	-	-	(575)	13.95
2013 Exercises	-	(11,250)	11.00	-	-

2014 Grants	57,351	30,000	15.97	27,351	15.15
2014 Forfeitures	(625)	-	-	(625)	6.50
Granted, net of forfeitures, December 31, 2014	545,984			132,733
Outstanding, December 31, 2014		402,001	10.90

Total shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant, December 31, 2014	154,016

The 2011 grants were made subject to time vesting restrictions that began in 2014 and performance requirements including termination of the Bank’s Consent Order with the Supervisory Authorities and two consecutive quarters of net income. At December 31, 2012, the quarterly net income vesting condition was met, and the Consent Order was terminated on January 30, 2013. Therefore, the performance requirements are fully satisfied. Except for 11,250 stock options and 2,500 shares of restricted stock that vested in 2013 based on the time vesting restrictions, the awards vest from 2014 to 2016.

During 2012, 8,020 shares of restricted stock were awarded to certain teammates in recognition of performance. These awards are subject to the same time and performance conditions described above and, assuming the time vesting conditions are met, will vest from 2015 to 2017.

During 2013, 8,811 shares of restricted stock were awarded to certain teammates in recognition of performance and upon initial employment. These awards are subject to time vesting conditions and, assuming the time vesting conditions are met, vest from 2014 to 2016.

During 2014, 5,404 shares of restricted stock with a total grant date fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers and 2,547 shares of restricted stock were granted to certain directors re-elected to the Board in 2014. The 2,547 shares of restricted stock are subject to time vesting conditions and, assuming the time vesting conditions are met, will vest from 2015 to 2017. In addition, during 2014, 19,400 shares of restricted stock and 30,000 stock options were awarded to certain teammates in recognition of performance and/or upon initial employment. These grants are subject to time vesting conditions. Assuming the time vesting conditions are met, 2,500 shares of the restricted stock awarded will vest from 2014 to 2017, and 16,900 shares of the restricted stock awarded will vest from 2015 to 2019. In addition, assuming the time vesting conditions are met, 4,000 stock options awarded will vest from 2015 to 2017, and 26,000 stock options awarded will vest from 2015 to 2019.

The following table summarizes the activity of restricted stock under the 2011 Plan at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2013	103,507	2,500	106,007
Granted	27,351	-	27,351
Forfeited	(625)	-	(625)
Vested	(37,399)	37,399	-
Balance, December 31, 2014	92,834	39,899	132,733

The weighted-average grant date fair value of restricted stock awards that vested during the year ended December 31, 2014 was $11.07 per share. The value of shares vested during the year ended December 31, 2014 based on vesting date fair value totaled $508 thousand.

For both the 2008 Plan and the 2011 Plan, a portion of the restricted shares that vested during 2014 were net-settled to cover the required withholding taxes, and the grantee received the common stock equal to the vested shares less the net-settled shares. Withholding taxes for the remaining shares that vested during 2014 were paid in cash by the grantee. The net-share settlements reduced the number of common shares outstanding.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding and exercisable at December 31, 2014.

	Options outstanding			Options exercisable
Weighted- average exercise price	Number of stock options	Weighted- average remaining contractual life (years)	Value of outstanding in-the- money stock options	Number of stock options	Weighted- average remaining contractual life (years)	Value of exercisable in-the- money stock options
$10.40	312,501	6.38	$1,968,756	104,167	6.38	$656,252
11.00	59,500	6.54	339,150	19,833	6.54	113,048
12.96	4,000	9.14	14,960	-	-	-
16.43	26,000	9.96	7,020	-	-	-
Total	402,001	6.66	$2,329,886	124,000	6.40	$769,300

Determining Fair Value. The following table summarizes the weighted-average fair value of stock option awards granted under the 2011 Plan during 2014 as estimated on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used to determine the fair value of such grants.

Option exercise price, per share	$15.97

Fair value of stock option awards granted, per share	$5.73

Expected dividend yield	1.1%
Expected volatility	36
Risk-free interest rate	2.00
Expected term (years)	7
Vesting period (years)	5

Compensation Expense Relating to Equity-Based Compensation

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and the 2011 Plan charged against pretax income for the periods indicated (in thousands).

	For the years ended December 31,
	2014	2013	2012
Compensation expense
1997 Plan	$-	$-	$-
2008 Plan	83	336	343
2011 Plan	690	822	766
Total equity-based compensation expense	$773	$1,158	$1,109

Income tax benefit	$271	$-	$-

At December 31, 2014, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and the 2011 Plan was $49 thousand and $909 thousand, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2019 under the 2011 Plan.

17.	Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the years ended December 31,
	2014	2013	2012
Basic net income (loss) per common share
Net income (loss) applicable to common shareholders	$9,355	$27,731	$(1,864)
Undistributed earnings allocated to participating securities	(61)	(248)	-
Net income (loss) allocated to common shareholders	$9,294	$27,483	$(1,864)
Weighted average basic common shares	12,696,777	12,658,752	12,639,379
Basic net income (loss) per common share	$0.73	$2.17	$(0.15)

Diluted net income (loss) per common share
Net income (loss) applicable to common shareholders	$9,355	$27,731	$(1,864)
Undistributed earnings allocated to participating securities	(61)	(248)	-
Net income (loss) allocated to common shareholders	$9,294	$27,483	$(1,864)
Weighted average basic common shares	12,696,777	12,658,752	12,639,379
Dilutive potential common shares (1)	65,108	-	-
Weighted average diluted common shares	12,761,885	12,658,752	12,639,379
Diluted net income (loss) per common share	$0.73	$2.17	$(0.15)

(1) Includes dilutive impact of restricted stock and stock options, as applicable

No potential common shares were included in the computation of the diluted earnings per common share amount for the year ended December 31, 2013 since application of the two-class method of computing earnings per common share resulted in greater dilution as compared to applying the treasury stock method for restricted stock. No potential common shares were included in the computation of the diluted loss per common share amount for the year ended December 31, 2012 as inclusion would be anti-dilutive given the Company’s net loss during the period.

18.	Commitments, Guarantees and Other Contingencies

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at December 31, 2014 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$66,706
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	9,477
Commercial real estate, other construction loans, and land development loans	41,259
Commercial and industrial loans	36,464
Overdraft protection loans	30,414
Other	16,799
Total commitments to extend credit	$201,119

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $2.7 million and $3.7 million at December 31, 2014 and 2013, respectively.

The reserve for estimated credit losses on unfunded lending commitments at December 31, 2014 and 2013 was $472 thousand and $259 thousand, respectively.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 19, Derivative Financial Instruments and Hedging Activities.

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

Contractual Obligations

In addition to other contractual commitments and arrangements disclosed herein, the Company enters into other contractual obligations in the ordinary course of business. The following table summarizes these contractual obligations at December 31, 2014 (in thousands) except obligations for teammate benefit plans for which obligations are paid from separately identified assets. For disclosure regarding obligations of teammate benefit plans, see Note 15, Benefit Plans.

	Less than one year	Over one through three years	Over three through five years	Over five years	Total
Real property operating lease obligations	$1,733	$3,329	$3,347	$7,115	$15,524
Time deposit accounts	124,154	37,130	9,605	31	170,920
Contractually required interest payments on time deposits	266	256	43	-	565
Total	$126,153	$40,715	$12,995	$7,146	$187,009

Obligations under noncancelable real property operating lease agreements noted above are payable over several years with the longest obligation expiring in 2029. Option periods that the Company has not yet exercised are not included in the preceding table.

In 2012, the Company sold a branch for which the lease was assigned to the purchaser of the branch, although the Bank remains as a named party to the lease in the event the purchaser fails to satisfy its obligations. Future lease payments related to this facility to be made by the purchaser total $33 thousand through September 2015. These payments are the primary responsibility of the purchaser, and, therefore, have been excluded from the preceding table.

Though not included in the preceding table, the Company is contractually obligated to make minimum required contributions to the Pension Plan, however, these contributions are determined annually and, therefore, future obligations beyond 2015 cannot be reasonably estimated at this time. For disclosure regarding contributions that the Company expects to contribute to the Pension Plan during 2015, see Note 15, Benefit Plans.

In March 2013, the Bank signed a subscription agreement for a limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Fund closed on May 1, 2013, raising commitments of $150 million of private limited partnership interests (of which the Bank committed to invest up to $2.0 million) and $150 million of funding commitments from the Small Business Administration in the form of 10-year debentures. The fund is licensed as a Small Business Investment Company under the Small Business Investment Act of 1958. The principal objective of the Fund is the realization of current yield and long-term capital appreciation through mezzanine and equity investments in a diversified portfolio of companies located throughout the United States. The Fund focuses primarily on investments in “lower middle-market companies.” Earnings from the fund will come from returns generated from the underlying investments, less management and other fees payable to the Fund. Capital calls on limited partners may occur through the fifth anniversary of the Fund’s closing (May 1, 2018) at the sole general partner’s discretion on an as-needed basis. The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. During 2013 and 2014, the Bank invested $350 thousand and $250 thousand, respectively, into the Fund in connection with its capital call obligation. As of December 31, 2014, $1.4 million remains subject to additional capital calls by the Fund. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018. Because the timing and amount of capital calls is not definitive at this point, they have been excluded from the preceding table and not accrued in the Consolidated Balance Sheets.

The Company enters into agreements with third parties with respect to the leasing, servicing, and maintenance of equipment. However, because we believe that these agreements are immaterial when considered individually, or in the aggregate, with regard to our Consolidated Financial Statements, we have not included such agreements in the preceding contractual obligations table. Therefore, we believe that noncompliance with terms of such agreements would not have a material impact on our business, financial condition, results of operations or cash flows. Furthermore, as most such commitments are entered into for a 12-month period with option extensions, long-term obligations beyond 2015 cannot be reasonably estimated at this time.

Legal Proceedings

The Company is a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

19.	Derivative Financial Instruments and Hedging Activities

At December 31, 2014 and 2013, the Company’s only derivative instruments related to residential mortgage-banking activities.

At December 31, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $2.4 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $85 thousand. At December 31, 2013, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.3 million and were considered derivative financial instruments. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheet, totaling $176 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheet, totaling $3 thousand. The net change in derivative loan commitment fair values during the years ended December 31, 2014, 2013 and 2012 resulted in expense of $88 thousand, $164 thousand and $28 thousand, respectively.

The notional amount of forward sales commitments totaled $2.3 million at December 31, 2014. These forward sales commitments had negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $18 thousand. The notional amount of forward sales commitments totaled $6.8 million at December 31, 2013. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $28 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $4 thousand. The net change in forward sales commitment fair values during the years ended December 31, 2014, 2013 and 2012 resulted in expense of $42 thousand, $4 thousand and $63 thousand, respectively.

20.	Fair Value Measurements

Valuation Methodologies

The valuation methodologies used for fair value measurement for certain of the Company’s assets and liabilities are disclosed in Note 1, Summary of Significant Accounting Policies. Following is a description of the valuation methodologies used for fair value measurements of assets and liabilities not included in Note 1.

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

Impaired loans. The fair value of an impaired loan is estimated using one of three methods: fair value of the underlying collateral, present value of expected cash flows and, in rare cases, the market value of the impaired loan itself. Impaired loans, where an allowance for loan losses or charge-off is recorded based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company classifies the impaired loan as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company classifies the impaired loan as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

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

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,397	$4,116	$-	$5,513
Investment securities available for sale
U.S. agency	-	3,965	-	3,965
State and municipal	572	6,160	-	6,732
Collateralized mortgage obligations (federal agencies)	-	87,774	-	87,774
Other mortgage-backed (federal agencies)	-	78,503	-	78,503
SBA loan-backed (federal agency)	19,675	14,862	-	34,537
Derivative financial instruments	-	85	-	85
Total assets measured at fair value on a recurring basis	$21,644	$195,465	$-	$217,109

Liabilities
Derivative financial instruments	$-	$18	$-	$18

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,347	$3,771	$-	$5,118
Investment securities available for sale
State and municipal	-	7,460	-	7,460
Collateralized mortgage obligations (federal agencies)	-	93,132	-	93,132
Other mortgage-backed (federal agencies)	1,188	74,832	-	76,020
SBA loan-backed (federal agency)	20,457	17,314	-	37,771
Derivative financial instruments	-	204	-	204
Total assets measured at fair value on a recurring basis	$22,992	$196,713	$-	$219,705

Liabilities
Derivative financial instruments	$-	$7	$-	$7

For disclosure regarding the fair value of Pension Plan assets, see Note 15, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis that are recorded in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2014 or 2013.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,125	$-	$1,125
Impaired loans	-	5,709	-	5,709
Foreclosed real estate	82	-	4,717	4,799
Total assets measured at fair value on a nonrecurring basis	$82	$6,834	$4,717	$11,633

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,722	$-	$1,722
Impaired loans	-	5,588	25	5,613
Foreclosed real estate	34	31	6,595	6,660
Total assets measured at fair value on a nonrecurring basis	$34	$7,341	$6,620	$13,995

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2014 (in thousands).

	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$4,717	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

Carrying Amounts and Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value

For assets and liabilities that are not measured on the Consolidated Balance Sheets at fair value, the Company uses several different valuation methodologies as outlined below.

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

	Carrying amount	Fair value
December 31, 2014
Financial instruments - assets
Loans (1)	$788,228	$788,334

Financial instruments - liabilities
Deposits	928,320	885,100

December 31, 2013
Financial instruments - assets
Loans (1)	$748,243	$748,330

Financial instruments - liabilities
Deposits	907,360	896,858

(1) Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment

21.	Regulatory Capital Requirements

The following table summarizes the Company’s and the Bank’s actual and required capital ratios at the dates indicated (dollars in thousands). The Bank was classified in the well-capitalized category at both December 31, 2014 and 2013. Since December 31, 2014, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Annual Report on Form 10-K.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	amount	ratio	amount	ratio	amount	ratio
At December 31, 2014
Total capital to risk-weighted assets
Company	$143,519	16.26%	$70,625	8.00%	n/a	n/a
Bank	143,363	16.24	70,622	8.00	$88,278	10.00%

Tier 1 capital to risk-weighted assets
Company	132,455	15.00	35,312	4.00	n/a	n/a
Bank	132,299	14.99	35,311	4.00	52,967	6.00

Tier 1 leverage ratio
Company	132,455	12.15	43,613	4.00	n/a	n/a
Bank	132,299	12.13	43,611	4.00	54,514	5.00

At December 31, 2013
Total capital to risk-weighted assets
Company	$130,043	15.49%	$67,142	8.00%	n/a	n/a
Bank	129,956	15.48	67,142	8.00	$83,928	10.00%

Tier 1 capital to risk-weighted assets
Company	119,475	14.24	33,571	4.00	n/a	n/a
Bank	119,388	14.23	33,571	4.00	50,357	6.00

Tier 1 leverage ratio
Company	119,475	11.03	43,309	4.00	n/a	n/a
Bank	119,388	11.03	43,311	4.00	54,138	5.00

22.	Holding Company Condensed Financial Information

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are equity issuances, dividends received from the Bank and funds received through stock option exercises.

The following tables summarize the holding company’s financial condition, results of operations and cash flows at the dates and for the periods indicated (in thousands).

Condensed Balance Sheets

	December 31,
	2014	2013

Assets
Cash and cash equivalents	$127	$87
Deferred tax asset, net	150	364
Investment in subsidiary	132,738	123,366
Other assets	29	-
Total assets	$133,044	$123,817

Liabilities and shareholders' equity
Shareholders' equity	$133,044	$123,817
Total liabilities and shareholders' equity	$133,044	$123,817

Condensed Statements of Income (Loss)

	For the years ended December 31,
	2014	2013	2012

Equity in undistributed income (loss) of subsidiary	$9,848	$27,509	$(1,738)
Other operating expense	279	142	126
Net income (loss) before provision (benefit) for income taxes	9,569	27,367	(1,864)

Provision (benefit) for income taxes	214	(364)	-
Net income (loss)	$9,355	$27,731	$(1,864)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$9,355	$27,731	$(1,864)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Increase in equity in undistributed (income) loss of subsidiary	(8,208)	(27,509)	1,738
Deferred income tax expense (benefit)	214	(364)	-
Increase in other assets	(29)	-	-
Decrease in other liabilities	-	(23)	(55)
Net cash provided by (used for) operating activities	1,332	(165)	(181)

Investing Activities
Capital contribution in subsidiary	-	-	(650)
Net cash used for investing activities	-	-	(650)

Financing Activities
Dividends paid on common stock	(1,279)	-	-
Taxes paid related to net share settlement of equity awards	(13)
Proceeds from exercise of stock options	-	124	-
Net cash provided by (used for) financing activities	(1,292)	124	-

Net change in cash and due from banks	40	(41)	(831)
Cash and due from banks, beginning of period	87	128	959
Cash and due from banks, end of period	$127	$87	$128

23.	Related Party Transactions

Intercompany Transactions

Intercompany transactions include activities between the Company and the Bank. Prior to June 2013, the Pension Plan assets were administered by the Bank’s Trust department and were managed by professional investment firms as well as by investment professionals that were teammates of the Bank. Administration and management of the Pension Plan assets were transferred to a third party in June 2013.

Related Party Transactions

Certain Directors, Executive Officers, and their related interests are loan clients of the Bank. All such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions. The following table summarizes activity of all such loans at the dates and for the periods indicated (in thousands).

	At and for the years ended December 31,
	2014	2013
Related party loans, beginning of period	$1,758	$1,772

Additions:
Loan originations	30	-
Total additions	30	-

Reductions:
Paydowns and payoffs	66	14
Total reductions	66	14

Related party loans, end of period	$1,722	$1,758

All such loans outstanding at December 31, 2014 were performing based on contractual terms.

24.	Quarterly Financial Data (Unaudited)

The following tables summarize selected quarterly financial data for the periods indicated (in thousands, except per share data).

	For the year ended December 31, 2014
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$10,076	$9,920	$9,871	$9,783	$39,650
Interest expense	143	131	126	123	523
Net interest income	9,933	9,789	9,745	9,660	39,127

Provision for loan losses	-	-	(500)	(1,800)	(2,300)
Net interest income after provision for loan losses	9,933	9,789	10,245	11,460	41,427

Investment securities gains, net	85	-	-	40	125
Other noninterest income	3,281	3,490	3,408	3,234	13,413
Noninterest expense	10,089	10,084	10,482	9,486	40,141
Net income before provision for income taxes	3,210	3,195	3,171	5,248	14,824

Provision for income taxes	1,182	1,168	1,189	1,930	5,469

Net income	$2,028	$2,027	$1,982	$3,318	$9,355

Common and per share data
Net income - basic	$0.16	$0.16	$0.15	$0.26	$0.73
Net income - diluted	0.16	0.16	0.15	0.26	0.73

	For the year ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Interest income	$10,864	$10,728	$10,523	$10,423	$42,538
Interest expense	895	503	475	387	2,260
Net interest income	9,969	10,225	10,048	10,036	40,278

Provision for loan losses	350	670	645	1,800	3,465
Net interest income after provision for loan losses	9,619	9,555	9,403	8,236	36,813

Investment securities gains (losses), net	-	331	(44)	23	310
Other noninterest income	3,745	3,906	3,323	3,552	14,526
Noninterest expense	10,375	11,911	9,835	10,212	42,333
Net income before provision (benefit) for income taxes	2,989	1,881	2,847	1,599	9,316

Provision (benefit) for income taxes	813	382	(19,386)	(224)	(18,415)

Net income	$2,176	$1,499	$22,233	$1,823	$27,731

Common and per share data
Net income - basic	$0.17	$0.12	$1.74	$0.14	$2.17
Net income - diluted	0.17	0.12	1.74	0.14	2.17

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A portion of the information required by this item is set forth in Item 5 of this Annual Report on Form 10-K. Additional information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the definitive Proxy Statement of the Company filed in connection with its 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

Samuel L. Erwin,

Chief Executive Officer

Palmetto Bancshares, Inc.

(Principal Executive Officer)

/s/ Roy D. Jones

Roy D. Jones,

Chief Financial Officer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: March 4, 2015

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

Signature	Title	Date

/s/ Lee S. Dixon
Lee S. Dixon	Director	March 4, 2015
Chief Operating Officer
Chief Risk Officer

/s/ Samuel L. Erwin
Samuel L. Erwin	Chairman of the Board of	March 4, 2015
Directors
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael D. Glenn
Michael D. Glenn	Director	March 4, 2015

/s/ Robert B. Goldstein
Robert B. Goldstein	Lead Independent Director	March 4, 2015

/s/ John D. Hopkins, Jr.
John D. Hopkins, Jr.	Director	March 4, 2015

/s/ Roy D. Jones
Roy D. Jones	Chief Financial Officer	March 4, 2015
(Principal Financial Officer
and Principal Accounting Officer)

/s/ James J. Lynch
James J. Lynch	Director	March 4, 2015

/s/ Jane S. Sosebee
Jane S. Sosebee	Director	March 4, 2015

/s/ John P. Sullivan
John P. Sullivan	Director	March 4, 2015

/s/ J. David Wasson, Jr.
J. David Wasson, Jr.	Director	March 4, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation filed on December 21, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 21, 2009)

3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on August 11, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed October 7, 2010)

3.1.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 27, 2011)

3.1.4	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on May 22, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed August 2, 2012)

3.2	Amended and Restated Bylaws dated December 15, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 21, 2009)

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed August 20, 1992)

10.1*	The Palmetto Bank Pension Plan and Trust Agreement (incorporated by reference to Exhibit 10(c) to the Company’s Form S-4 filed May 2, 1988)

10.2*	The Palmetto Bank Corporate Officer Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 14, 2014)

10.3*	Palmetto Bancshares, Inc. Amended and Restated 1997 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed March 15, 2004)

10.4*	Palmetto Bancshares, Inc. 2008 Restricted Stock Plan (incorporated by reference to Appendix A to Company’s Schedule 14A filed March 17, 2008)

10.5	Lease Agreement dated as of May 2, 2007 between The Palmetto Bank and Charles E. Howard and Doris H. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 26, 2007)

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

10.13*	Palmetto Bancshares, Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Schedule 14A filed April 14, 2011)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Elliott Davis Decosimo, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL; (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.