Form 10-Q
period 2015-03-31
PALMETTO BANCSHARES INC
filed 2015-05-01
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
-----------------------------	-------------------------------
Common stock, $0.01 par value	12,814,574

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents
Cash and due from banks	$57,488	$36,887
Total cash and cash equivalents	57,488	36,887

Federal Home Loan Bank stock, at cost	3,132	2,556
Trading account assets, at fair value	10,114	5,513
Investment securities available for sale, at fair value	211,968	211,511
Mortgage loans held for sale	3,600	1,125

Loans, gross	832,029	805,059
Less: allowance for loan losses	(12,914)	(12,920)
Loans, net	819,115	792,139

Premises and equipment, net	21,858	22,006
Accrued interest receivable	3,481	3,387
Foreclosed real estate	5,756	5,949
Deferred tax asset, net	15,127	17,053
Bank-owned life insurance	12,000	11,923
Other assets	9,583	8,762
Total assets	$1,173,222	$1,118,811

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$208,338	$196,219
Interest-bearing	758,652	732,101
Total deposits	966,990	928,320

Retail repurchase agreements	13,149	15,921
Federal Home Loan Bank advances	50,000	35,000
Other liabilities	7,055	6,526
Total liabilities	1,037,194	985,767

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,814,574 and 12,810,388 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	128	128
Capital surplus	145,575	145,384
Accumulated deficit	(858)	(2,565)
Accumulated other comprehensive loss, net of tax	(8,817)	(9,903)
Total shareholders' equity	136,028	133,044

Total liabilities and shareholders' equity	$1,173,222	$1,118,811

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2015	2014
Interest income
Interest earned on cash and cash equivalents	$13	$14
Dividends received on Federal Home Loan Bank stock	12	14
Interest earned on trading account assets	78	46
Interest earned on investment securities available for sale	936	1,004
Interest and fees earned on loans	8,947	8,998
Total interest income	9,986	10,076

Interest expense
Interest expense on deposits	104	127
Interest expense on Federal Home Loan Bank advances	30	16
Total interest expense	134	143

Net interest income	9,852	9,933

Provision for loan losses	400	-

Net interest income after provision for loan losses	9,452	9,933

Noninterest income
Service charges on deposit accounts, net	1,580	1,562
Fees for trust, investment management and brokerage services	186	146
Mortgage-banking	633	461
Debit card and automatic teller machine income, net	581	586
Investment securities gains, net	29	85
Trading account income, net	105	171
Other	427	355
Total noninterest income	3,541	3,366

Noninterest expense
Salaries and other personnel	4,746	4,790
Occupancy	1,059	1,097
Furniture and equipment	956	1,045
Professional services	588	813
Federal Deposit Insurance Corporation deposit insurance assessment	176	356
Marketing	244	255
Foreclosed real estate writedowns and expenses	(79)	313
Loan workout	39	131
Other	1,065	1,289
Total noninterest expense	8,794	10,089

Income before provision for income taxes	4,199	3,210

Provision for income taxes	1,467	1,182

Net income	$2,732	$2,028

Common and per common share data
Net income - basic	$0.21	$0.16
Net income - diluted	0.21	0.16
Cash dividends declared	0.08	-
Book value	10.62	9.92

Weighted average basic common shares	12,715,972	12,675,257
Weighted average diluted common shares	12,851,076	12,707,444

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	For the three months ended March 31,
	2015	2014

Net income	$2,732	$2,028

Other comprehensive income, pretax Investment securities available for sale
Increase in net unrealized gains	1,723	1,293
Plus: reclassification adjustment of net gains included in net income	29	85
Increase in net unrealized gains on investment securities available for sale	1,752	1,378

Other comprehensive income, pretax	1,752	1,378

Provision for income taxes related to items of other comprehensive income	666	523

Other comprehensive income, net of tax	1,086	855

Comprehensive income	$3,818	$2,883

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands) (unaudited)

					Accumulated
	Shares of				other
	common	Common	Capital	Accumulated	comprehensive
	stock	stock	surplus	deficit	loss, net	Total

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				2,028		2,028
Other comprehensive income, net of tax					855	855
Compensation expense related to stock options and restricted stock granted under equity award plans			252			252
Common stock issued related to restricted stock granted under equity award plans	7,904					-

Balance, March 31, 2014	12,792,509	$127	$144,876	$(8,613)	$(9,438)	$126,952

Balance, December 31, 2014	12,810,388	$128	$145,384	$(2,565)	$(9,903)	$133,044

Net income				2,732		2,732
Other comprehensive income, net of tax					1,086	1,086
Compensation expense related to stock options and restricted stock granted under equity award plans			191			191
Common stock issued related to restricted stock granted under equity award plans	4,186					-
Cash dividends declared and paid on common stock				(1,025)		(1,025)

Balance, March 31, 2015	12,814,574	$128	$145,575	$(858)	$(8,817)	$136,028

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the three months ended March 31,
	2015	2014
Operating Activities
Net income	$2,732	$2,028
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Investment securities gains, net	(29)	(85)
Amortization of unearned discounts / premiums on investment securities available for sale, net	842	845
Trading account income, net	(105)	(171)
Reduction in (purchases of) trading account assets, net	(4,496)	42
Gain on sales of mortgage loans held for sale, net	(357)	(363)
Originations of mortgage loans held for sale	(15,972)	(12,547)
Proceeds from sales of mortgage loans held for sale	13,854	12,158
Gain on sales of Small Business Administration loans	(123)	(70)
Proceeds from sales of Small Business Administration loans	1,731	1,236
Provision for loan losses	400	-
Depreciation	588	593
Writedowns and losses (gains) on sales of foreclosed real estate, net	(141)	203
Increase in cash surrender value of bank-owned life insurance	(77)	(74)
Compensation expense on equity-based awards	191	252
Net periodic pension expense	163	206
Contribution to defined benefit pension plan	(400)	-
Provision for unfunded commitments	(253)	(17)
Decrease in interest receivable and other assets, net	345	646
Increase in interest payable and other liabilities, net	1,019	1,037
Net cash provided by (used for) operating activities	(88)	5,919

Investing Activities
Purchases of Federal Home Loan Bank stock	(1,533)	(225)
Proceeds from redemption of Federal Home Loan Bank stock	957	1,294
Proceeds from sales of investment securities available for sale	786	14,956
Proceeds from maturities and repayments of investment securities available for sale	4,346	6,273
Purchases of investment securities available for sale	(4,650)	(15,000)
Purchase of mortgage loans held for investment	(12,326)	-
Decrease (increase) in gross loans, net	(18,548)	9,772
Purchases of premises and equipment, net	(440)	(206)
Proceeds from sales of foreclosed real estate	2,224	264
Investment in SBIC limited partnership	-	(100)
Net cash provided by (used for) investing activities	(29,184)	17,028

Financing Activities
Increase in transaction, money market and savings deposits, net	46,237	30,044
Decrease in time deposits, net	(7,567)	(9,371)
Decrease in retail repurchase agreements, net	(2,772)	(856)
Proceeds from Federal Home Loan Bank advances	35,300	20,000
Repayment of Federal Home Loan Bank advances	(20,300)	(35,000)
Dividends paid on common stock	(1,025)	-
Net cash provided by financing activities	49,873	4,817
Net change in cash and due from banks	20,601	27,764
Cash and due from banks, beginning of period	36,887	38,178
Cash and due from banks, end of period	$57,488	$65,942

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$143	$153
Income taxes	174	970
Significant noncash activities
Change in net unrealized gains and losses on investment securities available for sale, net of tax	1,086	855
Loans transferred from gross loans to other loans held for sale	1,608	1,166
Loans transferred from gross loans to foreclosed real estate, at fair value	1,890	455

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

The Consolidated Financial Statements at and for the three months ended March 31, 2015 and 2014 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2015 (the “2014 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, financial information for these businesses has been separated to a limited extent, and, therefore, we do not have disaggregated financial information that meets the criteria to be considered reportable segments. Accordingly, at March 31, 2015, the Company had one reportable business segment, which was banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected in future periods.

Recently Adopted Authoritative Pronouncements

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards

Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (“ASU 2014-04”) to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. The Company adopted the provisions of ASU 2014-04 effective January 1, 2015. The adoption of ASU 2014-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Authoritative Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”). The scope of the guidance applies to revenue arising from contracts with customers, except for the following: lease contracts, insurance contracts, contractual rights and obligations within the scope of other guidance and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration that the entity receives or expects to receive. ASU 2014-09 is not expected to impact the timing or approach to revenue recognition for financial institutions. The likely impact for financial institutions will relate only to disclosures. Initially, the amendments were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-04, Compensation (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 provides a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-04 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of March 31, 2015, after taking into consideration the Bank’s levels of vault cash, reserves of $1.1 million were maintained with the Federal Reserve.

Concentrations and Restrictions

From time to time, the Company may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the potential counterparties to these transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At March 31, 2015 and December 31, 2014 and 2013, the Company did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

No cash and cash equivalents was pledged as collateral relative to public funds and other agreements at March 31, 2015. At December 31, 2014, $250 thousand cash and cash equivalents was pledged as collateral relative to public funds and other agreements.

3.     Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Municipal bonds	$8,020	$4,116
Insured bank deposits	2,094	1,397
Total trading account assets	$10,114	$5,513

The following table summarizes net realized gains and the unrealized gains (losses) due to change in fair value relative to trading account assets included in the Consolidated Statements of Income for the periods indicated (in thousands).

	For the three months ended March 31,
	2015	2014
Realized gains, net	$47	$178
Unrealized gains (losses), net due to the change in fair value relative to assets held at end of period	58	(7)
Total trading account income, net	$105	$171

The Company may withdraw from the trading account the assets related to its initial $5.0 million investment made in 2013, subject to 30-days’ written notice. In January 2015, the Company invested an additional $4.5 million in the trading account, which is restricted from withdrawal until January 2016.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at March 31, 2015.

Moody's Ratings
Aaa	11%
Aa1 - Aa3	52
A1 - A3	20
Not rated	17
Total	100%

Standard and Poor's Ratings
AAA	12%
AA+ - AA-	61
A+ - A-	14
Not rated	13
Total	100%

All municipal bond trading account assets were rated by either Moody’s or Standard and Poor’s at March 31, 2015.

4.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair value of investment securities available for sale at the dates indicated (in thousands).

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$3,167	$68	$-	$3,235
State and municipal	7,802	94	(26)	7,870
Collateralized mortgage obligations (federal agencies)	88,901	497	(711)	88,687
Other mortgage-backed (federal agencies)	78,626	702	(360)	78,968
SBA loan-backed (federal agency)	33,041	232	(65)	33,208
Total investment securities available for sale	$211,537	$1,593	$(1,162)	$211,968

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$3,930	$35	$-	$3,965
State and municipal	6,665	84	(17)	6,732
Collateralized mortgage obligations (federal agencies)	89,311	13	(1,550)	87,774
Other mortgage-backed (federal agencies)	78,532	411	(440)	78,503
SBA loan-backed (federal agency)	34,394	210	(67)	34,537
Total investment securities available for sale	$212,832	$753	$(2,074)	$211,511

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	March 31, 2015
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	4	$2,789	$26	-	$-	$-	4	$2,789	$26
Collateralized mortgage obligations (federal agencies)	5	5,001	52	7	34,788	659	12	39,789	711
Other mortgage-backed (federal agencies)	6	10,981	105	12	19,490	255	18	30,471	360
SBA loan-backed (federal agency)	3	5,835	12	5	10,364	53	8	16,199	65
Total	18	$24,606	$195	24	$64,642	$967	42	$89,248	$1,162

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	3	$1,641	$7	1	$1,062	$10	4	$2,703	$17
Collateralized mortgage obligations (federal agencies)	11	32,532	192	10	52,924	1,358	21	85,456	1,550
Other mortgage-backed (federal agencies)	10	14,889	119	10	18,979	321	20	33,868	440
SBA loan-backed (federal agency)	3	3,122	10	6	14,850	57	9	17,972	67
Total	27	$52,184	$328	27	$87,815	$1,746	54	$139,999	$2,074

Other-Than-Temporary Impairment

Based on the Company’s other-than-temporary impairment analysis at March 31, 2015, the Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of that date.

Ratings

Except for state and municipal securities, all of the Company’s available for sale securities are backed by United States (“U.S.”) agencies and are rated Aaa and AA+ by Moody’s and Standard and Poor’s rating services, respectively. The following table summarizes ratings of the Company’s state and municipal investment securities available for sale, based on fair value, at March 31, 2015.

Moody's Ratings
Aaa	6%
Aa1 - Aa3	48
A1	3
Not rated	43
Total	100%

Standard and Poor's Ratings
AAA	14%
AA+ - AA-	48
A+	2
Not rated	36
Total	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at March 31, 2015.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at March 31, 2015 by contractual maturity and estimated principal repayment distribution (in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	2,015	2,039
Due after five years through ten years	1,152	1,196
Due after ten years	-	-
U.S. agency	3,167	3,235

Due in one year or less	1,548	1,552
Due after one year through five years	2,039	2,112
Due after five years through ten years	4,215	4,206
Due after ten years	-	-
State and municipal	7,802	7,870

Due in one year or less	300	300
Due after one year through five years	14,408	14,307
Due after five years through ten years	74,193	74,080
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	88,901	88,687

Due in one year or less	-	-
Due after one year through five years	39,524	39,934
Due after five years through ten years	19,866	19,829
Due after ten years	19,236	19,205
Other mortgage-backed (federal agencies)	78,626	78,968

Due in one year or less	-	-
Due after one year through five years	17,774	17,817
Due after five years through ten years	7,552	7,543
Due after ten years	7,715	7,848
SBA loan-backed (federal agency)	33,041	33,208

Due in one year or less	1,848	1,852
Due after one year through five years	75,760	76,209
Due after five years through ten years	106,978	106,854
Due after ten years	26,951	27,053
Total investment securities available for sale	$211,537	$211,968

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Municipal and other secured deposits	$85,252	$84,255
Retail repurchase agreements	25,701	36,629
Federal Reserve line of credit	1,339	1,352
Correspondent bank lines of credit	11,059	10,959
Total investment securities available for sale pledged	$123,351	$133,195

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the three months ended March 31,
	2015	2014
Realized gains	$29	$125
Realized losses	-	(40)
Total investment securities gains, net	$29	$85

5.     Loans

In the tables below, loan classes are based on FDIC classification codes, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	March 31, 2015		December 31, 2014
	Total	% of total	Total	% of total

Commercial real estate	$430,098	51.7%	$430,025	53.4%
Single-family residential	217,174	26.1	204,439	25.4
Commercial and industrial	96,237	11.6	80,927	10.0
Consumer	75,921	9.1	76,984	9.6
Other	12,599	1.5	12,684	1.6
Loans, gross	$832,029	100.0%	$805,059	100.0%

Net unearned income and deferred fees totaled $591 thousand and $596 thousand at March 31, 2015 and December 31, 2014, respectively. Unamortized purchase premiums totaled $1.5 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively, and are included in the applicable portfolio segment in the table above.

Residential mortgage loans serviced for the benefit of others totaled $373.5 million and $375.1 million at March 31, 2015 and December 31, 2014, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Pledged

The Bank, as a member of the FHLB of Atlanta, must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At March 31, 2015 and December 31, 2014, $164.0 million and $170.6 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $75.7 million and $79.1 million, respectively, were available as lendable collateral.

At March 31, 2015 and December 31, 2014, loans totaling $40.4 million and $38.2 million, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $29.5 million and $27.8 million, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at March 31, 2015 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$48,002	5.8%	32.9%
Multifamily residential	8,868	1.1	6.1
Nonfarm nonresidential	373,228	44.8	256.0
Total loans secured by commercial real estate	$430,098	51.7%	295.0%

The following table further categorizes loans secured by commercial real estate at March 31, 2015 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans Secured by:
Land - unimproved (commercial or residential)	$14,849	1.8%	10.2%
Land development - commercial	11,999	1.4	8.2
Land development - residential	5,764	0.7	4.0
Commercial construction:
Retail	2,551	0.3	1.7
Miscellaneous commercial	32	-	-
Total development commercial real estate loans	35,195	4.2	24.1

Existing and other commercial real estate loans Secured by:
Hotel / motel	39,909	4.8	27.4
Retail	36,824	4.4	25.2
Office	27,201	3.3	18.7
Multifamily	8,868	1.1	6.1
Industrial and warehouse	5,802	0.7	4.0
Healthcare	12,992	1.6	8.9
Miscellaneous commercial	100,151	12.0	68.7
Residential construction - speculative	347	-	0.2
Total existing and other commercial real estate loans	232,094	27.9	159.2

Commercial real estate owner-occupied and residential loans Secured by:
Commercial - owner-occupied	150,349	18.1	103.1
Commercial construction - owner-occupied	6,026	0.7	4.2
Residential construction - contract	6,434	0.8	4.4
Total commercial real estate owner-occupied and residential loans	162,809	19.6	111.7

Total loans secured by commercial real estate	$430,098	51.7%	295.0%

Asset Quality

The following table summarizes various internal credit-quality indicators of gross loans, by class, at March 31, 2015 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	979	138	75,334	76,451
Grade 4	23,052	1,164	186,913	211,129
Grade W	9,835	7,563	61,814	79,212
Grade 5	130	-	17,175	17,305
Grade 6	1,603	-	30,780	32,383
Grade 7	-	-	1,030	1,030
Not risk rated*	12,403	3	182	12,588
Total	$48,002	$8,868	$373,228	$430,098

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$393
Grade 2	1,685
Grade 3	13,268
Grade 4	69,543
Grade W	3,838
Grade 5	4,789
Grade 6	2,245
Grade 7	389
Not risk rated	87
Total	$96,237

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Accrual	$82,404	$129,455	$2,745	$214,604
Nonaccrual	702	1,821	47	2,570
Total	$83,106	$131,276	$2,792	$217,174

	Indirect automobile	All other consumer	Total consumer
Accrual	$65,542	$10,243	$75,785
Nonaccrual	113	23	136
Total	$65,655	$10,266	$75,921

Other
Accrual	$12,599
Nonaccrual	-
Total	$12,599

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	3,337	144	74,966	78,447
Grade 4	17,826	1,191	183,829	202,846
Grade W	9,595	7,690	62,429	79,714
Grade 5	138	-	25,502	25,640
Grade 6	1,724	-	25,131	26,855
Grade 7	-	-	1,051	1,051
Not risk rated*	15,443	-	29	15,472
Total	$48,063	$9,025	$372,937	$430,025

      *Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$753
Grade 2	1,534
Grade 3	12,864
Grade 4	53,171
Grade W	3,953
Grade 5	5,786
Grade 6	2,476
Grade 7	339
Not risk rated	51
Total	$80,927

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Accrual	$79,667	$119,079	$2,710	$201,456
Nonaccrual	977	1,928	78	2,983
Total	$80,644	$121,007	$2,788	$204,439

	Indirect automobile	All other consumer	Total consumer
Accrual	$66,161	$10,673	$76,834
Nonaccrual	116	34	150
Total	$66,277	$10,707	$76,984

Other
Accrual	$12,684
Nonaccrual	-
Total	$12,684

The following table summarizes delinquencies, by class, at March 31, 2015 (in thousands).

	30-89 days past due and still accruing interest	Greater than 90 days past due and still accruing interest	Greater than 90 days past due and not accruing interest (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$-	$-	$345	$345	$47,657	$48,002
Multifamily residential	-	-	-	-	8,868	8,868
Nonfarm nonresidential	1,064	-	6,842	7,906	365,322	373,228
Total commercial real estate	1,064	-	7,187	8,251	421,847	430,098

Single-family real estate, revolving, open-end loans	229	-	702	931	82,175	83,106
Single-family real estate, closed-end, first lien	754	233	1,821	2,808	128,468	131,276
Single-family real estate, closed-end, junior lien	100	-	47	147	2,645	2,792
Total single-family residential	1,083	233	2,570	3,886	213,288	217,174

Commercial and industrial	339	-	469	808	95,429	96,237

Indirect automobile	272	-	113	385	65,270	65,655
All other consumer	29	-	23	52	10,214	10,266
Total consumer	301	-	136	437	75,484	75,921

Farmland	-	-	-	-	5,897	5,897
Obligations of states and political subdivisions of the U.S.	-	-	-	-	396	396
Other	-	-	-	-	6,306	6,306
Total other	-	-	-	-	12,599	12,599

Loans, gross	$2,787	$233	$10,362	$13,382	$818,647	$832,029

Additional interest income of $80 thousand would have been reported during the three months ended March 31, 2015 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. This interest income was not recorded in the Company’s Consolidated Statements of Income.

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

	March 31,	December 31,
	2015	2014
Accrual	$14,255	$15,585
Nonaccrual	4,987	4,286
Total troubled debt restructurings	$19,242	$19,871

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

	For the three months ended March 31,
	2015	2014
Carrying balance	$-	$956
Count	-	3

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2015			2014
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Single-family real estate	1	$52	$52	-	-	-
Loans, gross	1	$52	$52	-	$-	$-

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2015			2014
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	1	$52	$52	-	-	-
Loans, gross	1	$52	$52	-	$-	$-

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment
Nonfarm nonresidential	-	$-	2	$2,597
Total commercial real estate	-	-	2	2,597

Loans, gross	-	$-	2	$2,597

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Accrual troubled debt restructured loans	$14,255	$15,585
Nonaccrual troubled debt restructured loans	4,987	4,286
Accrual other loans	7,794	7,955
Nonaccrual other loans	1,679	3,736
Total impaired loans	$28,715	$31,562

The following table summarizes the composition of and information relative to impaired loans, by class, at March 31, 2015 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$185	$185
Multifamily residential	-	-
Nonfarm nonresidential	18,077	19,044
Total commercial real estate	18,262	19,229

Single-family real estate, revolving, open-end loans	-	-
Single-family real estate, closed-end, first lien	564	668
Single-family real estate, closed-end, junior lien	23	23
Total single-family residential	587	691

Commercial and industrial	426	1,776

Consumer	-	-

Total impaired loans with no related allowance recorded	$19,275	$21,696

With an allowance recorded:
Construction, land development and other land loans	$101	$101	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	8,358	9,812	1,254
Total commercial real estate	8,459	9,913	1,254

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	256	256	28
Single-family real estate, closed-end, junior lien	104	104	40
Total single-family residential	360	360	68

Commercial and industrial	607	607	116

Consumer	14	14	2

Total impaired loans with an allowance recorded	$9,440	$10,894	$1,440

Total:
Construction, land development and other land loans	$286	$286	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	26,435	28,856	1,254
Total commercial real estate	26,721	29,142	1,254

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	820	924	28
Single-family real estate, closed-end, junior lien	127	127	40
Total single-family residential	947	1,051	68

Commercial and industrial	1,033	2,383	116

Consumer	14	14	2

Total impaired loans	$28,715	$32,590	$1,440

Interest income recognized on impaired loans during the three months ended March 31, 2015 was $256 thousand. The average balance of total impaired loans was $30.1 million for the same period.

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

	For the three months ended March 31, 2015
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$7,373	$2,856	$1,047	$1,338	$306	12,920
Provision for loan losses	62	174	131	12	21	400

Loan charge-offs	398	25	73	45	164	705
Loan recoveries	(52)	(18)	(135)	(17)	(77)	(299)
Net loans charged-off (recovered)	346	7	(62)	28	87	406

Allowance for loan losses, end of period	$7,089	$3,023	$1,240	$1,322	$240	$12,914

	March 31, 2015
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,254	$68	$116	$2	$-	$1,440
Collectively evaluated for impairment	5,835	2,955	1,124	1,320	240	11,474
Allowance for loan losses, end of period	$7,089	$3,023	$1,240	$1,322	$240	$12,914

Individually evaluated for impairment	$26,721	$947	$1,033	$14	$-	$28,715
Collectively evaluated for impairment	403,377	216,227	95,204	75,907	12,599	803,314
Loans, gross	$430,098	$217,174	$96,237	$75,921	$12,599	$832,029

	For the three months ended March 31, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	16,485
Provision for loan losses	48	(37)	(171)	35	125	-

Loan charge-offs	161	104	-	56	155	476
Loan recoveries	(5)	(91)	(12)	(31)	(95)	(234)
Net loans charged-off (recovered)	156	13	(12)	25	60	242

Allowance for loan losses, end of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243

	March 31, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,838	$151	$478	$3	$-	$2,470
Collectively evaluated for impairment	8,619	2,923	1,045	1,125	61	13,773
Allowance for loan losses, end of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243

Individually evaluated for impairment	$39,211	$1,772	$2,376	$23	$-	$43,382
Collectively evaluated for impairment	405,942	174,682	70,101	51,296	10,475	712,496
Loans, gross	$445,153	$176,454	$72,477	$51,319	$10,475	$755,878

6.     Other Loans Held for Sale

The following table summarizes the changes in net other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Other loans held for sale, beginning of period	$-	$-

SBA loans transferred to other loans held for sale	1,608	1,166
Proceeds from sales of SBA loans	(1,731)	(1,236)
Gain on sale of SBA loans	123	70
SBA loan activity, net	-	-

Other loans held for sale, end of period	$-	$-

7.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Land	$5,521	$5,521
Buildings	19,559	19,539
Furniture and equipment	13,808	13,395
Software	5,563	5,556
Leasehold improvements	3,782	3,782
Capital lease asset	557	557
Bank automobiles	94	94
Premises and equipment, gross	$48,884	$48,444

Accumulated depreciation	(27,026)	(26,438)
Premises and equipment, net	$21,858	$22,006

At March 31, 2015, the Bank provided banking products and services through 25 branches of which five were leased and 20 were owned.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $588 thousand and $593 thousand, respectively.

8.     Servicing Rights

Residential Mortgage-Servicing Rights

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,248	$2,431
Capitalized mortgage-servicing rights	126	115
Mortgage-servicing rights portfolio amortization and impairment	(140)	(140)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,234	$2,406

The estimated fair value of residential mortgage-servicing rights was $3.3 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively.

There was no activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio during the three months ended March 31, 2015 or 2014. The valuation allowance totaled $21 thousand and $31 thousand at March 31, 2015 and March 31, 2014, respectively.

SBA Servicing Rights

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$77	$64
Capitalized SBA servicing rights	43	31
SBA servicing rights portfolio amortization and impairment	(2)	(5)
SBA servicing rights portfolio, net of valuation allowance, end of period	$118	$90

The estimated fair value of SBA servicing rights was $126 thousand and $84 thousand at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Valuation allowance, beginning of period	$12	$8
Additions charged (reductions credited) to operations, net	(1)	3
Valuation allowance, end of period	$11	$11

9.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Foreclosed real estate	$5,756	$5,949
Repossessed personal property	21	35
Total foreclosed real estate and repossessed personal property	$5,777	$5,984

Included in foreclosed real estate at March 31, 2015 were 55 residential lots with an aggregate net book value of $4.4 million, in three separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Foreclosed real estate, beginning of period	$5,949	$7,502
Plus: new foreclosed real estate	1,890	455
Less: proceeds from sale of foreclosed real estate	(2,224)	(264)
Plus: gain on sale of foreclosed real estate	268	43
Less: writedowns and losses charged to expense	(127)	(246)
Foreclosed real estate, end of period	$5,756	$7,490

10.     Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies and is the sole beneficiary. However, in order to encourage the covered employees (which we refer to herein as “teammates”) to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.4 million at both March 31, 2015 and December 31, 2014.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are retired from the Company. At both March 31, 2015 and December 31, 2014, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

11.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Transaction deposits	$566,533	$528,633
Money market deposits	141,289	138,449
Savings deposits	95,815	90,318
Time deposits $100,000 and greater	63,401	67,419
Time deposits less than $100,000	99,952	103,501
Total deposits	$966,990	$928,320

At March 31, 2015 and December 31, 2014, $429 thousand and $531 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans.

At March 31, 2015 and December 31, 2014, $15.6 million and $17.6 million, respectively, of time deposits meet or exceed the FDIC insurance limit of $250,000.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Transaction deposits	$11	$10
Money market deposits	10	9
Savings deposits	3	3
Time deposits	80	105
Total interest expense on deposits	$104	$127

12.     Borrowings

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and were secured by $25.7 million and $36.6 million of the Company’s investment securities available for sale at March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Available lendable loan collateral value pledged to serve against FHLB advances	$75,714	$79,139
FHLB advances outstanding	50,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$25,714	$44,139

Outstanding FHLB advances at March 31, 2015 consisted of the following:

	Advance #1	Advance #2
Balance outstanding	$20,000	$30,000
Maturity date	4/30/2015	7/27/2015
Interest rate	0.22%	0.29%

The FHLB advance that matured on April 30, 2015 was repaid from the Bank's available cash balances.

Federal Reserve Discount Window

At March 31, 2015 and December 31, 2014, $41.7 million and $39.5 million, respectively, of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank. Of these amounts, $30.9 million and $29.1 million were available as lendable collateral at March 31, 2015 and December 31, 2014, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (the “Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit.

The following table summarizes the Bank’s correspondent bank lines of credit at both March 31, 2015 and December 31, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000
Number of lines available	2	6	8

None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

13.     Shareholders’ Equity

Common Shares

At March 31, 2015, the Company had 75,000,000 authorized shares of common stock of which 12,814,574 were issued and outstanding. As of April 24, 2015, the Company has reserved a total of 554,645 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 16, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Net unrealized gain (loss) on investment securities available for sale	$267	$(819)
Net unrealized defined benefit pension plan actuarial loss	(9,084)	(9,084)
Total accumulated other comprehensive loss, net of tax	$(8,817)	$(9,903)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the three months ended March 31, 2015, the Company declared and paid cash dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
1/15/2015	2/2/2015	2/16/2015	$0.08

Subsequently, the Company declared a cash dividend of $0.08 per common share on April 16, 2015 payable on May 18, 2015.

The dividends payable to common shareholders were funded by dividends paid to the Company by the Bank.

14.     Income Taxes

As of March 31, 2015, the Company had federal net operating loss carryforwards of $6.4 million, which, if not utilized to offset future taxable income, will expire in 2032. During the three months ended March 31, 2015, the Company utilized $3.0 million of federal net operating loss carryforwards to offset federal taxable income. This amount was comprised of $200 thousand of federal net operating loss carryforwards that would have expired in 2031 and $2.8 million that would have expired in 2032.

As of March 31, 2015, net deferred tax assets of $15.1 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on available information as of this date, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

In 2010, the Company consummated a private offering pursuant to which the Company issued 9,993,995 shares of its common stock at $10.40 per share (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of March 31, 2015, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015. The Company’s deferred tax asset does not include any recognized built-in losses that exceed the amount expected to be utilized against future taxable income.

The Company is subject to U.S. federal and South Carolina state income tax, as well as income tax in several other U.S. states. Tax authorities in various jurisdictions may examine the Company. The Company is not currently undergoing a U.S. federal or state examination; however, tax years dating back to 2011 are generally considered subject to examination based on federal and state regulations.

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

Through June 30, 2014, teammate contributions were matched at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. Effective July 1, 2014, the match of teammate contributions was increased to a rate of $0.25 per dollar up to 6% of a teammate’s eligible compensation. The Company’s matching contributions totaled $32 thousand and $12 thousand for the three months ended March 31, 2015 and 2014, respectively.

Under the Internal Revenue Service (“IRS”) rules related to 401(k) plans, the IRS imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive refunds of prior deferrals as a result of the annual limitations, the Bank has in place a benefit equalization plan into which such teammates may contribute refunds received. The benefit equalization plan operates similar to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. At March 31, 2015 and December 31, 2014, assets in the benefit equalization plan were $41 thousand and $40 thousand, respectively, and are included in Other assets in the Consolidated Balance Sheet. An offsetting liability of $41 thousand and $40 thousand, respectively, is reflected in Other liabilities and represents the Bank’s obligation to benefit equalization plan participants.

Defined Benefit Pension Plan

Prior to 2008, the Company offered a noncontributory, defined benefit pension plan. Effective December 31, 2007, the Company ceased accruing pension benefits for participants in the Pension Plan. Although no previously accrued benefits were lost, teammates no longer accrue benefits for service subsequent to 2007.

The Company accounts for the Pension Plan using an actuarial model. This model allocates pension costs over the service period of teammates in the Pension Plan. The underlying principle is that teammates render services ratably over this period; therefore, the income statement impacts of pension benefits should follow a similar pattern.

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $2.8 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively.

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months ended March 31,
	2015	2014
Interest cost	$205	$268
Expected return on plan assets	(267)	(317)
Amortization of net actuarial loss	225	255
Net periodic pension expense	$163	$206

As a result of the decision to cease accruing benefits under the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$1,246	$902
Mutual funds	916	902
Corporate stocks	1,097	1,085
Exchange traded funds	14,597	14,351
Foreign equities	66	182
Other	1	7
Total Pension Plan assets	$17,923	$17,429

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31,	December 31,
	2015	2014
Level 1	$2,344	$1,994
Level 2	15,579	15,435
Level 3	-	-
Total Pension Plan assets	$17,923	$17,429

There were no changes in the Pension Plan’s Level 3 assets during the three months ended March 31, 2015.

Current and Future Expected Contributions. The Company contributed $400 thousand to the Pension Plan in February 2015, and expects to contribute an additional $1.2 million during 2015.

16.     Equity-Based Compensation

1997 Stock Compensation Plan

The following table summarizes stock option activity for the Company’s 1997 Stock Compensation Plan (the “1997 Plan”) at the dates and for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding, December 31, 2014	2,950	$109.80
Expired	(250)	106.40
Outstanding, March 31, 2015	2,700	110.12

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at March 31, 2015.

Weighted-average exercise price	Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)
$109.20	2,500	1.18
121.60	200	1.80
Total	2,700	1.22

At March 31, 2015 and December 31, 2014, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

The weighted-average grant date fair value per share of granted shares under the Company’s 2008 Restricted Stock Plan (“the 2008 Plan”) net of forfeitures was $27.63 at both March 31, 2015 and December 31, 2014. There were no grants or forfeitures of restricted stock under the 2008 Plan during the three months ended March 31, 2015. There were 114 shares available for issuance under the 2008 Plan at March 31, 2015.

Of the 62,386 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting status and activity at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2014	6,064	56,322	62,386
Vested	-	-	-
Balance, March 31, 2015	6,064	56,322	62,386

The shares that remained unvested at March 31, 2015 are expected to vest through 2016.

2011 Stock Incentive Plan

The following table summarizes stock option and restricted stock information for the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) at the dates and for the periods indicated.

	Total shares	Stock options outstanding	Weighted-average exercise price per share	Shares of restricted stock	Weighted-average grant date fair value per share
Balance, December 31, 2014	545,984	402,001	$10.90	132,733	$11.42
Granted	4,186	-	-	4,186	16.70
Granted, net of forfeitures, March 31, 2015	550,170			136,919	$11.58
Outstanding, March 31, 2015		402,001	$10.90

Total shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant, March 31, 2015	149,830

During the three months ended March 31, 2015, 4,186 shares of restricted stock with a total grant date fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers.

The following table summarizes the activity of restricted stock under the 2011 Plan at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2014	92,834	39,899	132,733
Granted	-	4,186	4,186
Vested	(667)	667	-
Balance, March 31, 2015	92,167	44,752	136,919

The weighted-average grant date fair value of restricted stock awards that vested during the three months ended March 31, 2015 was $12.96 per share. The value of shares vested during the three months ended March 31, 2015 based on vesting date fair value totaled $11 thousand.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding and exercisable at March 31, 2015.

	Options outstanding			Options exercisable
Weighted-average exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Value of outstanding in-the-money stock options	Number of stock options	Weighted-average remaining contractual life (years)	Value of exercisable in-the-money stock options
$10.40	312,501	6.13	$2,687,509	104,167	6.13	$895,836
11.00	59,500	6.30	476,000	19,833	6.30	158,664
12.96	4,000	8.89	24,160	1,333	8.89	8,051
16.43	26,000	9.72	66,820	-	-	-
Total	402,001	6.42	$3,254,489	125,333	6.19	$1,061,551

Compensation Expense Relating to Equity-Based Compensation

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and the 2011 Plan charged against pretax income for the periods indicated (in thousands).

	For the three months ended March 31,
	2015	2014
Compensation expense
1997 Plan	$-	$-
2008 Plan	11	31
2011 Plan	180	221
Total equity-based compensation expense	$191	$252

Income tax benefit	$70	$93

At March 31, 2015, the total unrecognized pretax compensation expense related to unvested equity awards granted under the 2008 Plan and the 2011 Plan was $38 thousand and $798 thousand, respectively. This expense is expected to be recognized through 2016 under the 2008 Plan and 2019 under the 2011 Plan.

17.     Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per share data).

	For the three months ended March 31,
	2015	2014
Basic net income per common share
Net income applicable to common shareholders	$2,732	$2,028
Undistributed earnings allocated to participating securities	(13)	(18)
Net income allocated to common shareholders	$2,719	$2,010
Weighted average basic common shares	12,715,972	12,675,257
Basic net income per common share	$0.21	$0.16

Diluted net income per common share
Net income applicable to common shareholders	$2,732	$2,028
Undistributed earnings allocated to participating securities	(13)	(18)
Net income allocated to common shareholders	$2,719	$2,010
Weighted average basic common shares	12,715,972	12,675,257
Dilutive potential common shares (1)	135,104	32,187
Weighted average diluted common shares	12,851,076	12,707,444
Diluted net income per common share	$0.21	$0.16

      (1) Includes dilutive impact of stock options, as applicable

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at March 31, 2015 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$70,643
Commercial real estate, construction and land development loans secured by real estate Single-family residential construction loans	10,805
Commercial real estate, other construction loans, and land development loans	33,392
Commercial and industrial loans	42,377
Overdraft protection loans	31,337
Other	11,294
Total commitments to extend credit	$199,848

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $3.5 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively.

The reserve for estimated credit losses on unfunded lending commitments at March 31, 2015 and December 31, 2014 was $219 thousand and $472 thousand, respectively.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 19, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In March 2013, the Bank entered into a subscription agreement for a limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. During 2013 and 2014, the Bank invested $350 thousand and $250 thousand, respectively, into the Fund in connection with its capital call obligation. There were no investments during the three months ended March 31, 2015. As of March 31, 2015, $1.4 million remains subject to additional capital calls by the Fund. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018.

19.     Derivative Financial Instruments and Hedging Activities

At March 31, 2015 and December 31, 2014, the Company’s only derivative instruments related to residential mortgage-banking activities.

At March 31, 2015, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $7.6 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $259 thousand. At December 31, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $2.4 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $85 thousand. The net change in derivative loan commitment fair values during the three months ended March 31, 2015 and 2014 resulted in income of $174 thousand and $1 thousand, respectively.

The notional amount of forward sales commitments totaled $8.1 million at March 31, 2015. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $1 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $44 thousand. The notional amount of forward sales commitments totaled $2.3 million at December 31, 2014. These forward sales commitments had negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $18 thousand. The net change in forward sales commitment fair values during the three months ended March 31, 2015 and 2014 resulted in expense of $25 thousand and $19 thousand, respectively.

20.     Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$2,094	$8,020	$-	$10,114
Investment securities available for sale
U.S. agency	-	3,235	-	3,235
State and municipal	701	7,169	-	7,870
Collateralized mortgage obligations (federal agencies)	1,000	87,687	-	88,687
Other mortgage-backed (federal agencies)	2,144	76,824	-	78,968
SBA loan-backed (federal agency)	18,796	14,412	-	33,208
Derivative financial instruments	-	260	-	260
Total assets measured at fair value on a recurring basis	$24,735	$197,607	$-	$222,342

Liabilities
Derivative financial instruments	$-	$44	$-	$44

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,397	$4,116	$-	$5,513
Investment securities available for sale
U.S. agency	-	3,965	-	3,965
State and municipal	572	6,160	-	6,732
Collateralized mortgage obligations (federal agencies)	-	87,774	-	87,774
Other mortgage-backed (federal agencies)	-	78,503	-	78,503
SBA loan-backed (federal agency)	19,675	14,862	-	34,537
Derivative financial instruments	-	85	-	85
Total assets measured at fair value on a recurring basis	$21,644	$195,465	$-	$217,109

Liabilities
Derivative financial instruments	$-	$18	$-	$18

For disclosure regarding the fair value of Pension Plan assets, see Note 15, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2015 or December 31, 2014.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$3,600	$-	$3,600
Impaired loans	-	5,334	-	5,334
Foreclosed real estate	398	420	3,872	4,690
Total assets measured at fair value on a nonrecurring basis	$398	$9,354	$3,872	$13,624

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,125	$-	$1,125
Impaired loans	-	5,709	-	5,709
Foreclosed real estate	82	-	4,717	4,799
Total assets measured at fair value on a nonrecurring basis	$82	$6,834	$4,717	$11,633

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands).

March 31, 2015	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$3,872	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

December 31, 2014	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$4,717	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

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

	Carrying amount	Fair value
March 31, 2015
Financial instruments - assets
Loans (1)	$815,340	$818,918

Financial instruments - liabilities
Deposits	966,990	923,502

December 31, 2014
Financial instruments - assets
Loans (1)	$788,228	$788,334

Financial instruments - liabilities
Deposits	928,320	885,100

(1)	Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment

21.     Regulatory Capital Requirements

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at March 31, 2015 and pre-existing rules at December 31, 2014. For disclosure regarding changes resulting from Basel III see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital, Basel III. The Bank was classified in the well-capitalized category at both March 31, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date. Since March 31, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Quarterly Report on Form 10-Q.

	March 31, 2015
	Ratio	Amount	"Adequately-capitalized" minimum	"Well-capitalized" minimum
Common equity Tier 1 capital
Company	14.37%	$134,204	4.5%	6.5%
Bank	14.36	134,045	4.5	6.5

Tier 1 risk-based capital
Company	14.37	134,204	6.0	8.0
Bank	14.36	134,045	6.0	8.0

Total risk-based capital
Company	15.63	145,972	8.0	10.0
Bank	15.62	145,810	8.0	10.0

Tier 1 leverage
Company	11.86	134,204	4.0	5.0
Bank	11.84	134,045	4.0	5.0

Risk-weighted assets
Company	n/a	933,659	n/a	n/a
Bank	n/a	933,594	n/a	n/a

Adjusted quarterly average total assets (1)
Company	n/a	1,131,677	n/a	n/a
Bank	n/a	1,131,723	n/a	n/a

	December 31, 2014
	Ratio	Amount	"Adequately-capitalized" minimum	"Well-capitalized" minimum
Common equity Tier 1 capital
Company	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a

Tier 1 risk-based capital
Company	15.00%	$132,455	4.0%	6.0%
Bank	14.99	132,299	4.0	6.0

Total risk-based capital
Company	16.26	143,519	8.0	10.0
Bank	16.24	143,363	8.0	10.0

Tier 1 leverage
Company	12.15	132,455	4.0	5.0
Bank	12.13	132,299	4.0	5.0

Risk-weighted assets
Company	n/a	882,809	n/a	n/a
Bank	n/a	882,781	n/a	n/a

Adjusted quarterly average total assets (1)
Company	n/a	1,090,314	n/a	n/a
Bank	n/a	1,090,281	n/a	n/a

      (1)      Reflects adjusted average total assets for the three months ended March 31, 2015 and December 31, 2014.

22.     Subsequent Event

On April 22, 2015, the Company and United Community Banks, Inc., the holding company for United Community Bank (“United”), jointly announced the signing of a definitive agreement (“Agreement”) pursuant to which the Company will merge with and into United. The Bank will merge into and operate under the brand of United Community Bank. Under the terms of the Agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company’s shareholders will have the right to receive $19.25 in cash or 0.97 shares of United common stock, or any combination thereof, for each share of the Company’s common stock. The cash and stock elections are subject to proration to ensure that 30% of the outstanding shares of the Company’s common stock will be exchanged for cash and 70% of the Company’s common stock will be exchanged for shares of United common stock in the merger. The merger is subject to regulatory approval, the approval of the Company’s shareholders, and other customary conditions and is expected to close in the fourth quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses important factors impacting the financial condition and results of operations of the Company for the periods indicated. This discussion should be read in conjunction with, and is intended to supplement, all of the other Items presented in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 4, 2015 (the “2014 Annual Report on Form 10-K”).

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

Throughout this Quarterly Report on Form 10-Q, the “Company,” “we,” “us,” or “our” refers to Palmetto Bancshares, Inc. and the Bank, except where the context indicates otherwise.

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

●	Our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce net interest margins or result in deposits being withdrawn from the Bank,
●	Increased cybersecurity risk, including potential network breaches, business disruptions or financial losses,
●	Fraud committed by third parties, including cybersecurity risks associated with transactions initiated through our electronic banking products and services, whether initiated by clients or the Bank,
●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure, or those of our third-party vendors or business partners,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,

●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Potential corporate transactions, including mergers and acquisitions and securities offerings, and the impact on the market value of our common stock and integration risk,
●	Our ability to successfully consummate our previously announced merger with United Community Banks, Inc., including the ability to obtain required governmental approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions,
●	The diversion of management time from core banking functions due to merger-related issues,
●	Potential difficulty in maintaining relationships with clients, associates or business partners as a result of our previously announced merger with United Community Banks, Inc.,
●	Our ability to maintain appropriate levels of capital including levels required under the capital rules under Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
●

Results of examinations by our regulatory authorities including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets,

●

General economic conditions, either nationally or regionally and especially in our primary markets, becoming less favorable than expected, resulting in, among other things, reduced loan production and, in turn, interest income and deterioration in credit quality,

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

You should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K.

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

Management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors on an annual basis. Of those significant accounting policies, we determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, servicing rights, foreclosed real estate, net deferred tax asset, defined benefit pension plan and fair value measurements are critical. The determination of the carrying amounts for all of these items involves considerable subjective judgment and estimation by management. For additional information regarding our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K.

Selected Financial Data

The following selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data).

	At and for the three months ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
STATEMENTS OF INCOME
Interest income	$9,986	$9,783	$9,871	$9,920	$10,076
Interest expense	134	123	126	131	143
Net interest income	9,852	9,660	9,745	9,789	9,933
Provision for loan losses	400	(1,800)	(500)	-	-
Net interest income after provision for loan losses	9,452	11,460	10,245	9,789	9,933
Noninterest income	3,541	3,274	3,408	3,490	3,366
Noninterest expense	8,794	9,486	10,482	10,084	10,089
Net income before provision for income taxes	4,199	5,248	3,171	3,195	3,210
Provision for income taxes	1,467	1,930	1,189	1,168	1,182
Net income	$2,732	$3,318	$1,982	$2,027	$2,028

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.21	$0.26	$0.15	$0.16	$0.16
Diluted	0.21	0.26	0.15	0.16	0.16
Cash dividends declared per common share	0.08	0.05	0.05	-	-
Book value per common share	10.62	10.39	10.27	10.18	9.92
Outstanding common shares	12,814,574	12,810,388	12,793,543	12,791,621	12,792,509
Weighted average basic common shares	12,715,972	12,710,934	12,710,091	12,690,287	12,675,257
Weighted average diluted common shares	12,851,076	12,814,738	12,771,634	12,744,931	12,707,444
Dividend payout ratio	37.5%	19.2%	32.3%	n/a %	n/a %

PERIOD-END BALANCES
Total assets	$1,173,222	$1,118,811	$1,097,175	$1,091,665	$1,099,407
Investment securities available for sale, at fair value	211,968	211,511	214,582	209,617	208,772
Total loans, including loans held for sale	835,629	806,184	777,215	757,923	758,352
Deposits and retail repurchase agreements	980,139	944,241	960,339	946,120	945,352
Federal Home Loan Bank advances	50,000	35,000	-	10,000	20,000
Shareholders' equity	136,028	133,044	131,335	130,254	126,952

AVERAGE BALANCES
Total assets	$1,141,944	$1,100,296	$1,090,636	$1,099,617	$1,094,578
Interest-earning assets	1,075,115	1,035,282	1,024,657	1,031,877	1,023,513
Investment securities available for sale, at fair value	210,892	212,301	210,929	207,575	212,186
Total loans, including loans held for sale	814,489	772,621	753,711	755,199	764,526
Deposits and retail repurchase agreements	952,906	960,232	952,314	952,768	931,828
Federal Home Loan Bank advances	48,057	2,663	2,174	13,187	31,222
Other borrowings	-	6	-	6	54
Shareholders' equity	134,186	132,823	131,094	128,612	125,664

SELECT PERFORMANCE RATIOS
Return on average assets	0.97%	1.20%	0.72%	0.74%	0.75%
Return on average shareholders' equity	8.26	9.91	6.00	6.32	6.54
Net interest margin	3.72	3.70	3.77	3.81	3.94

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	11.75%	12.07%	12.02%	11.70%	11.48%
Shareholders' equity as a percentage of assets	11.59	11.89	11.97	11.93	11.55
Common equity Tier 1 capital	14.37	-	-	-	-
Tier 1 risk-based capital	14.37	15.00	15.41	15.29	14.82
Total risk-based capital	15.63	16.26	16.67	16.54	16.08
Tier 1 leverage	11.86	12.15	12.01	11.69	11.37

ASSET QUALITY INFORMATION
Allowance for loan losses	$12,914	$12,920	$15,366	$15,596	$16,243
Nonaccrual loans	10,362	12,463	14,611	15,269	14,035
Nonperforming assets	16,139	18,447	21,256	22,693	21,538
Loans 90 days past due and still accruing interest	233	238	243	731	-
Net loans charged-off (recovered)	406	646	(270)	647	242
Allowance for loan losses as a percentage of gross loans	1.55%	1.60%	1.98%	2.07%	2.15%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans	1.27	1.58	1.91	2.12	1.86
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	1.40	1.67	1.96	2.15	1.96
Net loans charged-off (recovered) as a percentage of average gross loans, annualized	0.20	0.33	(0.14)	0.34	0.13

OTHER DATA
Number of full-service branches	25	25	25	25	25
Number of full-time equivalent teammates	290.3	285.8	289.0	298.8	305.0

Executive Summary

Company Overview

Our financial results were significantly impacted by the recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. In 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address the Company’s issues resulting from the Great Recession. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations. These strategic changes resulted in a reduction in problem assets, additional capital, a repositioned balance sheet, an improved and more efficient infrastructure and enhanced product and service offerings. In addition, we reconstituted our Senior Leadership Team, returned to annual profitability in 2013 and exited all formal regulatory directives in 2014.

Our net income for the three months ended March 31, 2015 was $2.7 million ($0.21 per diluted common share). Our financial results since 2013 have reflected a growth strategy that includes controlled and managed growth concentrating first on organic loan and deposit growth, supplemented by tactical investments in other earning assets pending sustained loan growth that may be funded short-term by wholesale borrowing. We believe our growth strategy will continue to generate more stable and predictable earnings on a going-forward basis.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

First Quarter 2015 Highlights

Since 2013 we have been focused on our forward-looking Value Creation Strategy with particular focus on the Client and Teammate Experiences under the mantra of “every experience counts.” The Client Experience is focused on execution of a comprehensive and intentional approach to engendering a “positive personal experience” for all interactions with the Bank. The Teammate Experience is focused on a culture of high performance in which our team is inspired to do its best and win against the competition. Both involve innovative and creative thinking to meet evolving market and teammate expectations. Our ongoing strategic decisions and investments are determined in the context of executing on the Client and Teammate Experiences, both of which, along with achieving high performing financial results, are expected to increase the value of The Palmetto Bank franchise.

For the three months ended March 31, 2015, the Company reported net income of $2.7 million compared to $2.0 million for the three months ended March 31, 2014. The results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were primarily influenced by the following factors:

●

Net interest income decreased $81 thousand, and net interest margin decreased 22 basis points to 3.72%. The decrease in net interest income was due to a reduction in interest income on loans resulting primarily from higher-yielding loans maturing and being replaced with new loan originations at lower rates in the current low interest rate environment and a decline in investment securities rates. Partially offsetting this decline was net growth in average loans, an increase in trading account assets and a reduction in time deposit balances and costs as a result of a strategic reduction in higher-priced certificates of deposit.

●

Beginning in late 2014 and continuing into the first quarter 2015, we initiated an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace unscheduled loan payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth to start 2015. The strategy included retaining on our balance sheet residential mortgage and SBA loan production, and purchases of loan pools, loan participations and trading account assets. Earning asset purchases during the past three quarters totaled $57.9 million and consisted of a pool of residential mortgage loans for $14.0 million in the third quarter 2014, a pool of indirect auto loans for $22.1 million in the fourth quarter 2014, a commercial loan participation of $5.0 million in the fourth quarter 2014, a pool of residential mortgage loans for $12.3 million in the first quarter 2015, and an additional investment in our trading account of $4.5 million in the first quarter 2015. The purchased loans were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases were primarily funded by FHLB advances on a short-term basis which we expect to replace with deposits in 2015. At this time, we do not anticipate any additional loan pool purchases.

●

The provision for loan losses was $400 thousand compared to no provision in the first quarter 2014. The provision in the first quarter 2015 reflects a provision for growth in the loan portfolio, offset somewhat by our improved credit quality, an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. Both quarters reflect continued improvement in the risk profile of the loan portfolio.

●

Total credit-related expenses, defined as foreclosed real estate writedowns and expenses and loan workout expenses, declined $484 thousand from the first quarter 2014, reflecting continued improvement in credit quality.

●

Mortgage-banking income increased $172 thousand from the three months ended March 31, 2014 to the three months ended March 31, 2015 due to an increase in mortgage loan sales and an increase in income from the market value adjustment for mortgage banking derivatives. The increase in mortgage loan sales reflects a higher level of overall mortgage loan production.

●

Salaries and other personnel expense declined $44 thousand as a result of fewer average full-time equivalent teammates and contract personnel (primarily related to reduced branch hours to better match client usage patterns of our various delivery channels, refined branch roles resulting in reduced headcount and process improvement initiatives that allowed us to combine certain positions), lower medical insurance premiums and lower pension plan expense partially offset by increased incentive accruals and annual merit increases that went into effect in February 2015.

●

Professional services expense decreased $225 thousand from the first quarter 2014 to the first quarter 2015 primarily as a result of a decline in expenses related to the revenue enhancement and process improvement projects during the first quarter 2014 that were not incurred during the first quarter 2015.

●

Through organic loan originations and purchased loans, we experienced a 3.4% increase in gross loans that outpaced normal and unscheduled pay-offs. Excluding loan pool purchases, first quarter 2015 organic loan growth was 2.4%. The face amount of organic loan originations in first quarter 2015 were $84.0 million, compared to $54.5 million in first quarter 2014. As noted above, during 2014 we retained on our balance sheet a portion of residential mortgage and SBA production; in January 2015 we resumed selling our residential mortgage and SBA production.

●	Core deposits (defined as total deposits excluding time deposits of $100 thousand and greater) grew by $42.7 million to $903.6 million (overall cost of deposits of 0.04%).
●

Based on a competitive market analysis, we implemented selected fee increases effective July 1, 2014 and September 1, 2014 which resulted in increased revenues beginning in the third quarter 2014 that continued in the first quarter 2015.

●

We completed a number of process improvements to reduce expenses with the reductions beginning primarily in the third quarter 2014 that continued into the first quarter 2015, including refinement of our staffing model in our Retail branches resulting in fewer full-time equivalent employees.

●

We declared a dividend of $0.08 per common share in January 2015 which was paid in February 2015. We also declared a dividend of $0.08 per common share in April 2015 based on first quarter 2015 results which will be paid on May 18, 2015.

●

We continued to implement technological enhancements to improve the Client Experience, risk management and operational efficiency. Examples in first quarter 2015 related to the Client Experience include mobile deposits as well as additional products including online consumer loan applications and an upgraded website.

●	Our common stock continued to be included in the small-cap Russell 2000® Index, and our stock price appreciated 14% during the first quarter 2015.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands) (unaudited)

	March 31,	December 31,	Dollar	Percent
	2015	2014	variance	variance

Assets
Cash and cash equivalents
Cash and due from banks	$57,488	$36,887	$20,601	55.8%
Total cash and cash equivalents	57,488	36,887	20,601	55.8

Federal Home Loan Bank stock, at cost	3,132	2,556	576	22.5
Trading account assets, at fair value	10,114	5,513	4,601	83.5
Investment securities available for sale, at fair value	211,968	211,511	457	0.2
Mortgage loans held for sale	3,600	1,125	2,475	220.0

Loans, gross	832,029	805,059	26,970	3.4
Less: allowance for loan losses	(12,914)	(12,920)	6	-
Loans, net	819,115	792,139	26,976	3.4

Premises and equipment, net	21,858	22,006	(148)	(0.7)
Accrued interest receivable	3,481	3,387	94	2.8
Foreclosed real estate	5,756	5,949	(193)	(3.2)
Deferred tax asset, net	15,127	17,053	(1,926)	(11.3)
Bank-owned life insurance	12,000	11,923	77	0.6
Other assets	9,583	8,762	821	9.4
Total assets	$1,173,222	$1,118,811	$54,411	4.9%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$208,338	$196,219	$12,119	6.2%
Interest-bearing	758,652	732,101	26,551	3.6
Total deposits	966,990	928,320	38,670	4.2

Retail repurchase agreements	13,149	15,921	(2,772)	(17.4)
Federal Home Loan Bank advances	50,000	35,000	15,000	42.9
Other liabilities	7,055	6,526	529	8.1
Total liabilities	1,037,194	985,767	51,427	5.2

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	128	128	-	-
Capital surplus	145,576	145,384	192	0.1
Accumulated deficit	(859)	(2,565)	1,706	(66.5)
Accumulated other comprehensive loss, net of tax	(8,817)	(9,903)	1,086	(11.0)
Total shareholders' equity	136,028	133,044	2,984	2.2

Total liabilities and shareholders' equity	$1,173,222	$1,118,811	$54,411	4.9%

Cash and Cash Equivalents

Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve. As a result, we have strategically managed our cash to avoid holding excess cash balances. From time-to-time we may allow cash balances to increase to fund projected loan growth or maturing FHLB advances. In such cases, to supplement our earnings on excess cash we may deposit a portion of our excess funds in money market accounts at third party institutions that are well-capitalized under the regulatory capital rules that earn a return in excess of that available at the Federal Reserve.

Concentrations and Restrictions. From time to time, we may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of FDIC insurance limits are essentially uncollateralized overnight loans. We regularly evaluate the risk associated with the potential counterparties to these transactions to ensure that we would not be exposed to any significant risks with regard to cash and cash equivalent balances if we were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At March 31, 2015 we had deposits of $4.9 million and $5.1 million with two financial institutions which exceed FDIC insurance limits in both instances. At December 31, 2014, we did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2014, we owned FHLB stock with a carrying value of $2.6 million. During the first quarter 2015, we purchased $1.5 million in FHLB stock, and the FHLB redeemed $958 thousand of our FHLB stock at book value thereby decreasing our balance to $3.1 million at March 31, 2015. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to an amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. The average dividend yield for the three months ended March 31, 2015 and 2014 was 1.55% and 2.08%, respectively. There can be no guarantee of future dividends.

Trading Account Assets

As part of our strategy to diversify our revenues, effectively utilize our cash balances and increase our earning assets, we have invested a total of $9.5 million in an account managed by a third party to trade municipal securities. Under the account agreement, the third party has discretionary power to trade in the account subject to certain contractual restrictions. The investment strategy is to trade small and odd lot municipal securities which tend to trade at wider bid and offered spreads, allowing for higher trading profits than larger block sizes. By trading in small and odd lot municipal securities, the account takes advantage of trading opportunities by allocating funds across a wide variety of securities that are immediately available for resale to broker-dealers, financial planners and electronic trading companies. Cash in the account pending investment in municipal bonds is generally held in liquid, insured bank deposits. We may withdraw trading account assets related to our initial investment of $5 million from the account subject to 30-days’ written notice. As a component of our earning asset strategy, in order to begin 2015 with a higher level of earning assets we invested an additional $4.5 million in the trading account in January 2015. This additional investment is restricted from withdrawal until January 2016.

At March 31, 2015, the trading account included municipal securities of $8.0 million and insured bank deposits of $2.1 million. At December 31, 2014, the trading account included municipal securities of $4.1 million and insured bank deposits of $1.4 million.

All of the municipal securities included in trading account assets at March 31, 2015 were investment grade.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 18.1% and 18.9% of total assets at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	March 31, 2015			December 31, 2014
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. agency	$3,167	$3,235	1.5%	$3,930	$3,965	1.9%
State and municipal	7,802	7,870	3.7	6,665	6,732	3.2
Collateralized mortgage obligations (federal agencies)	88,901	88,687	41.8	89,311	87,774	41.5
Other mortgage-backed (federal agencies)	78,626	78,968	37.3	78,532	78,503	37.1
SBA loan-backed (federal agency)	33,041	33,208	15.7	34,394	34,537	16.3
Total investment securities available for sale	$211,537	$211,968	100.0%	$212,832	$211,511	100.0%

The net unrealized gain on investment securities available for sale at March 31, 2015 reflects fluctuations in interest rates since the dates the securities were purchased.

All of the investment securities available for sale at March 31, 2015 were investment grade.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At March 31, 2015, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 3.11%.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at March 31, 2015 by contractual maturity and estimated principal repayment distribution (dollars in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	2,015	1.6
Due after five years through ten years	1,152	2.5
Due after ten years	-	-
U.S. agency	3,167	1.9

Due in one year or less	1,548	3.8
Due after one year through five years	2,039	2.6
Due after five years through ten years	4,215	2.2
Due after ten years	-	-
State and municipal	7,802	2.6

Due in one year or less	300	2.0
Due after one year through five years	14,408	1.9
Due after five years through ten years	74,193	2.4
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	88,901	2.3

Due in one year or less	-	-
Due after one year through five years	39,524	1.9
Due after five years through ten years	19,866	1.1
Due after ten years	19,236	1.4
Other mortgage-backed (federal agencies)	78,626	1.6

Due in one year or less	-	-
Due after one year through five years	17,774	1.3
Due after five years through ten years	7,552	1.7
Due after ten years	7,715	2.6
SBA loan-backed (federal agency)	33,041	1.7

Due in one year or less	1,848	3.5
Due after one year through five years	75,760	1.8
Due after five years through ten years	106,978	2.1
Due after ten years	26,951	1.7
Total investment securities available for sale	$211,537	2.0%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at March 31, 2015 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Federal Home Loan Mortgage Corporation	$59,219	$59,503	43.7%
Government National Mortgage Association	22,684	22,221	16.3

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at March 31, 2015 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Government National Mortgage Association	$64,758	$65,152	47.9%

Pledged. At March 31, 2015 and December 31, 2014, securities totaling $123.4 million and $133.2 million, respectively, were pledged to secure municipal and certain other deposits, retail repurchase agreements and Federal Reserve and certain correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	At and for the three months ended March 31,
	2015	2014
Gross loans, beginning of period	$805,059	$767,513

Additions:
Purchased mortgage loans	12,326	-
Loan originations, net of paydowns and other reductions	18,548	-
Total additions	30,874	-

Reductions:
Transfers to foreclosed real estate	1,890	455
Transfers to other loans held for sale	1,608	1,166
Net loans charged-off	406	242
Paydowns and other reductions net of loan originations	-	9,772
Total reductions	3,904	11,635

Gross loans, end of period	$832,029	$755,878

We are aggressively pursuing organic loan growth to generate a higher level of interest-earning assets. While improved over the past three quarters, current demand for new loans from credit-worthy borrowers is not consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved loan origination volumes since 2012 in certain products and markets. The face amount of total organic loan production, excluding loan purchases, was $84.0 million and $54.5 million for the three months ended March 31, 2015 and 2014, respectively.

To offset unscheduled commercial loan payoffs, supplement organic loan growth and begin 2015 with a higher level of earning assets, during the past three quarters we purchased $14.0 million of performing jumbo hybrid adjustable-rate residential mortgages, $22.1 million of performing indirect auto loans, a $5.0 commercial loan participation, $12.3 of performing jumbo hybrid adjustable-rate residential mortgages and retained residential mortgage and SBA loan production that we normally would have sold. In January 2015, we resumed selling our residential mortgage and SBA loan production in the secondary market.

The following table summarizes purchased loan balances included in gross loans at the dates indicated (in thousands).

	March 31, 2015	December 31, 2014	September 30, 2014
Gross loans, as reported	$832,029	$805,059	$776,947

Purchased mortgage loans	24,394	13,866	13,974
Purchased commercial loan participation	4,937	5,000	-
Purchased indirect automobile loans	20,516	22,111	-
Total purchased loans	49,847	40,977	13,974

Gross loans, organic	$782,182	$764,082	$762,973

We believe that our organic loan pipeline beginning the second quarter 2015 is strong. While we do not currently anticipate additional loan purchases, to the extent organic loan production slows or unscheduled payoffs exceed our organic loan growth, we may once again retain residential mortgage and SBA loan production and consider additional loan purchases in the future.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale for the three months ended March 31, 2015 and 2014, see Item 1. Financial Statements, Note 6, Other Loans Held for Sale.

During the three months ended March 31, 2015 and 2014, we sold SBA loans for proceeds totaling $1.7 million and $1.2 million, respectively, and recognized gains of $123 thousand and $70 thousand, respectively.

Loan Composition. See Item 1. Financial Statements, Note 5, Loans, for a summary of gross loans categorized by portfolio segment as of March 31, 2015 and December 31, 2014. Mortgage loans serviced for the benefit of others totaled $373.5 million and $375.1 million at March 31, 2015 and December 31, 2014, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. At March 31, 2015, commercial real estate loans comprised 51.7% of gross loans and 295.0% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. The Bank must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. For disclosure regarding pledged loan collateral, see Item 1. Financial Statements, Note 5, Loans.

Asset Quality. Our commercial real estate loan portfolio was negatively impacted by the Great Recession. The primary contributor to our deteriorated asset quality and net losses from 2009 to 2012 resulted from a pool of loans that exhibited a loss rate much higher than the remainder of the loan portfolio (the pool of loans was comprised of 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge offs and writedowns on other loans held for sale and foreclosed real estate recorded from 2009 to 2013). This pool of loans was comprised primarily of loans that were originated in 2004 to 2008, and that were larger and more complex commercial real estate loans than historically originated, generally not originated and underwritten by our loan officers (i.e., brokered and participated loans), not to existing clients of the Bank and not in our operating markets. This pool of loans exhibited a loss rate much higher than the remainder of our loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses since then have been much lower. While our credit quality metrics have improved significantly from their negative peak levels, we continue to work aggressively to resolve our remaining problem assets.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2015	2014

Commercial real estate
Construction, land development and other land loans	$345	$441
Multifamily residential	-	-
Nonfarm nonresidential	6,842	8,174
Total commercial real estate	7,187	8,615

Single-family residential
Single-family real estate, revolving, open-end loans	702	977
Single-family real estate, closed-end, first lien	1,821	1,928
Single-family real estate, closed-end, junior lien	47	78
Total single-family residential	2,570	2,983

Commercial and industrial	469	715

Indirect automobile	113	116
All other consumer	23	34
Total consumer	136	150

Total nonaccrual loans	10,362	12,463

Foreclosed real estate	5,756	5,949
Repossessed personal property	21	35
Total foreclosed real estate and repossessed personal property	5,777	5,984

Total nonperforming assets	$16,139	$18,447

Over 90 days past due and still accruing interest	$233	$238
Troubled debt restructurings included in nonaccrual loans above	4,987	4,286
Loans	832,029	805,059
Total assets	1,173,222	1,118,811

Total nonaccrual loans as a percentage of:
loans*	1.25%	1.55%
total assets	0.88	1.11

Total nonperforming assets and loans over 90 days and still accruing interest as a percentage of:
loans* and foreclosed real estate and repossessed personal property	1.95%	2.30%
total assets	1.40	1.67

Total loans migrating into nonaccrual status were $1.5 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. We believe the overall trend in reduced loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and a leading indicator of reduced credit losses going forward.

Nonaccrual loans with balances greater than $1 million totaled $3.3 million at March 31, 2015 and were comprised of two loans collateralized by residential lots in conjunction with golf course developments. None of these loans were out-of-market or purchased participation loans.

Additional interest income of $80 thousand would have been reported during the three months ended March 31, 2015 had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at the date indicated (in thousands).

March 31, 2015
Construction, land development and other land	$4,905
Single-family residential	381
Nonfarm nonresidential	470
Total foreclosed real estate	$5,756

Included in foreclosed real estate at March 31, 2015 were 55 residential lots with an aggregate net book value of $4.4 million in three separate communities related to one real estate development. We recorded writedowns on these properties during the three months ended March 31, 2015 and 2014 of $3 thousand and $131 thousand, respectively, to reflect declines in fair value. In 2013, ownership of the development was consolidated and its development and marketing plan was refined. We continue to work directly with the primary owner to market and sell our remaining lots. During the fourth quarter 2014 and first quarter 2015, seven lots with a carrying value of $1.1 million were sold at gains. While our recent sales were at prices above carrying values, the ongoing resolution may result in sales at losses or writedowns based on receipt of annual appraisals. Due to the number of lots owned, absent a bulk sales of the lots, the resolution of these remaining lots may occur over several years.

For disclosure regarding balances of and changes in foreclosed real estate at and for the three months ended March 31, 2015 and 2014, see Item 1. Financial Statements, Note 9, Foreclosed Real Estate and Repossessed Personal Property.

The following table summarizes the components of foreclosed real estate writedowns charged to expense for the periods indicated (in thousands).

	For the three months ended March 31,
	2015	2014
Writedowns related to the receipt of updated appraisals	$3	$123
Writedowns related to the execution of sales contracts	124	73
Total foreclosed real estate writedowns charged to expense	$127	$196

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $19.2 million and $19.9 million at March 31, 2015 and December 31, 2014, respectively, of which $5.0 million (25.9%) and $4.3 million (21.6%) were in nonaccrual status.

Five individual loans greater than $1 million comprised $15.5 million (80.3%) of our troubled debt restructurings at March 31, 2015. One of these loans experienced a term concession, one experienced rate and term concessions, one experienced rate and term concessions as well as principal reduction, one experienced a reduction in principal and one experienced a rate concession. At March 31, 2015, one of the five troubled debt restructurings individually greater than $1 million was in nonaccrual status.

For additional disclosure regarding troubled debt restructurings and impaired loans, see Allowance for Loan Losses below and Item 1. Financial Statements, Note 5, Loans.

Potential Problem Loans (accruing loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively). We monitor these loans closely and review performance on a regular basis. As of March 31, 2015, total potential problem loans totaled $31.5 million, of which $5.8 million were troubled debt restructurings.

Allowance for Loan Losses. The allowance for loan losses totaled $12.9 million, or 1.55% of gross loans, at March 31, 2015, compared to $12.9 million, or 1.60% of gross loans, at December 31, 2014. The reduced coverage percentage at March 31, 2015 as compared to December 31, 2014 was the result of the continued overall improvement in credit quality and reduced risk profile of the loan portfolio as discussed above.

In general, since 2012 we have experienced improved trends in certain credit-quality metrics related to our loan portfolio, and, as a result, nonaccrual loans of $10.4 million at March 31, 2015 represented a 90.8% reduction from the peak at March 31, 2010 and a 16.9% reduction from December 31, 2014. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. Overall loan loss rates have declined in each of the last five years and were $406 thousand (0.20% of average gross loans) during the first quarter 2015 as compared to $242 thousand (0.13% of average gross loans) during the first quarter 2014.

We continue to pursue collection of charged-off loans, which may result in recoveries in future periods. Recoveries during the first quarter 2015 totaled $299 thousand. During 2014, recoveries totaled $1.8 million. Additional recoveries, some of which may be individually significant, may occur in the future. Recoveries and/or other reductions in the allowance for loan losses may also reduce the provision for loan losses recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

We sold certain foreclosed real estate properties at gains in 2014 and during the first quarter 2015. While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values with a few now showing increased values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at March 31, 2015, and indirectly the provision for loan losses for the three months ended March 31, 2015, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the overall economic environment including inconsistent month to month economic indicators, business activity and loan production within our market,
●	The cumulative impact (although generally improving) of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 82.0% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio including a higher than historical level of nonperforming assets at March 31, 2015 although, while still at an elevated level, nonperforming assets decreased 88.6% from the peak at March 31, 2010,

●	Our criticized loans decreased 6.3% from December 31, 2014.
●	The trend and elevated level of the historical loan loss rates (and recoveries) within our loan portfolio,
●	The results of our internal and external loan reviews and
●

Our individual impaired loan analysis which identified improving but some stress on certain borrowers based on liquidity and stabilizing but still generally lower appraised values and market assumptions used to value real estate dependent loans.

The following table summarizes allowance for loan losses activity, by portfolio segment, at the dates and for the periods indicated (dollars in thousands). Loans charged-off and recovered are charged or credited to the allowance for loan losses at the time realized.

	At and for the three months ended March 31,
	2015	2014
Allowance for loan losses, beginning of period	$12,920	$16,485

Provision for loan losses	400	-

Loans charged-off
Commercial real estate	398	161
Single-family residential	25	104
Commercial and industrial	73	-
Consumer	45	56
Other	164	155
Total loans charged-off	705	476

Recoveries
Commercial real estate	52	5
Single-family residential	18	91
Commercial and industrial	135	12
Consumer	17	31
Other	77	95
Total loans recovered	299	234

Net loans charged-off	406	242

Allowance for loan losses, end of period	$12,914	$16,243

Average gross loans	$812,622	$762,939
Loans, gross	832,029	755,878
Nonaccrual loans	10,362	14,035

Net loans charged-off as a percentage of average gross loans	0.20%	0.13%
Allowance for loan losses as a percentage of gross loans	1.55	2.15
Allowance for loan losses as a percentage of nonaccrual loans	124.63	115.73

Included within loans charged-off were charge-offs on loans individually evaluated for impairment for the three months ended March 31, 2015 and 2014 totaling $386 thousand and $10 thousand, respectively.

At March 31, 2015, we had seven loan relationships totaling $40.4 million with Bank-funded interest reserves totaling $1.7 million. None of these loans were considered impaired at December 31, 2014.

At March 31, 2015 and December 31, 2014, impaired loans totaled $28.7 million and $31.6 million, respectively, of which $19.2 million and $19.9 million, respectively, were classified as troubled debt restructurings. At March 31, 2015, 80.9% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 19.1%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

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

Premises and Equipment, net

Premises and equipment, net decreased $148 thousand (0.7%) during the first quarter 2015 due primarily to depreciation of $588 thousand, partially offset by investments in technology.

Net Deferred Tax Asset

As of March 31, 2015, net deferred tax assets of $15.1 million were recorded in our Consolidated Balance Sheet. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of this date, we determined that a valuation allowance against the deferred tax asset was not necessary.

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

For disclosure regarding the impact of the Private Placement on our net deferred tax asset, see Item 1. Financial Statements, Note 14, Income Taxes.

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we own two BOLI policies on certain members of our leadership team for which all premiums were paid by us. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at March 31, 2015. Income from these policies and changes in the cash surrender value are recorded in other noninterest income. During the three months ended March 31, 2015 and 2014, earnings on these policies totaled $77 thousand and $74 thousand, respectively, none of which was due to the death benefit.

Deposit Activities

Deposits have historically been our primary source of funds and a competitive strength resulting in a cost of funds of 0.04% for the three months ended March 31, 2015, which reflects our strong core deposit franchise. Deposits also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges and other ancillary banking services. We set annual targets for deposit balances in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 108-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we believe that we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest-rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	March 31, 2015		December 31, 2014
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$208,338	21.6%	$196,219	21.2%
Interest-bearing transaction deposits	358,195	37.0	332,414	35.8
Transaction deposits	566,533	58.6	528,633	57.0

Money market deposits	141,289	14.6	138,449	14.9
Savings deposits	95,815	9.9	90,318	9.7
Time deposits	163,353	16.9	170,920	18.4
Total deposits	$966,990	100.0%	$928,320	100.0%

The decline in time deposits has resulted in an improvement in our interest expense on deposits. Going forward, there is minimal opportunity for improvement in our cost of funds paid on deposits from maturing time deposits as time deposits that are scheduled to mature in 2015 are at a weighted-average rate of 0.12%. We may also pursue time deposits at higher interest rates to replace our FHLB advances outstanding at March 31, 2015.

Noninterest-bearing deposits increased $12.1 million during the first quarter 2015 while interest-bearing deposits increased $26.6 million during the same period primarily related to $10.5 million of trust account deposits placed with the Bank during the first quarter 2015 and the results of refined consumer and business strategies to increase balances in existing accounts, attract new accounts and grow the number of households served. These strategies include proactively focusing on client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge, providing a rewards program to clients for referrals and use of debit cards and enhancing existing deposit products. The efforts were partially offset by a strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. These increases were also impacted by current client trends to retain funds in deposit accounts rather than other investment options given the current interest rate environment.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. Such initiatives include a client rewards program to encourage clients to use their debit cards in order to increase the likelihood that these accounts become the clients’ primary checking account, which typically carries higher balances and has higher account retention. We also maintain a referral rewards program which rewards clients for referring new clients to the Bank. In 2014 we hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients. We also introduced enhancements to existing deposit products and implemented new deposit products in September 2014 and during the first quarter 2015.

From a liquidity standpoint given the expectation of rising interest rates in the future, we are monitoring on a monthly basis changes in the deposit balances of our top 100 depositors and evaluating their deposit behavior to understand the likelihood of retaining those deposits in the future.

Time Deposits $100 Thousand or Greater. Time deposits $100 thousand or greater totaled $63.4 million and $67.4 million at March 31, 2015 and December 31, 2014, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to this decrease in jumbo time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities increased from 5.2% at December 31, 2014 to 6.1% at March 31, 2015 resulting primarily from an increase in FHLB advances. For additional disclosure regarding our borrowings, see Item 1. Financial Statements, Note 12, Borrowings.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government, U.S. agency or state and municipal investment securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options for the Bank include lines of credit from correspondent banks, brokered time deposits, FHLB advances and the Federal Reserve Discount Window. Wholesale funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates. Our earning asset purchases in 2014 and 2015 were primarily funded by FHLB advances of $50.0 million with a weighted-average rate of 0.26% at March 31, 2015. The FHLB advances outstanding at March 31, 2015 mature between April and July 2015. We expect to replace all or a portion of these advances through deposit growth in 2015. The FHLB advance that matured on April 30, 2015 was repaid from the Bank's available cash balances.

Correspondent Bank Lines of Credit. The following table summarizes the Bank’s correspondent bank lines of credit at both March 31, 2015 and December 31, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000
Number of lines available	2	6	8

None of the lines of credit were utilized as of either date. These correspondent bank funding sources may be canceled at any time at the correspondent bank’s discretion.

Brokered Time Deposits. We have agreements in place that allow us to offer time deposit accounts on a national basis through brokers and on-line listing services. Brokered time deposits are a ready source of funds that are generally more expensive than time deposits obtained through our local markets. Brokered time deposits are generally only available to banks that are considered well-capitalized under the regulatory prompt corrective action regulations. Other than to periodically test access to such markets, we have not obtained brokered time deposits or time deposits from on-line listing services and had no such borrowings outstanding at March 31, 2015 or December 31, 2014.

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

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	March 31,	December 31,
	2015	2014
Available lendable loan collateral value pledged to serve against FHLB advances	$75,714	$79,139
FHLB advances outstanding	50,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$25,714	$44,139

Federal Reserve Discount Window. We have established a borrowing relationship with the Federal Reserve through its Discount Window. Our borrowings from the Discount Window are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The maximum maturity for potential borrowings is overnight. We have not drawn on this availability other than to periodically test our ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Capital

At March 31, 2015, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per share data).

	At and for the three months ended March 31,
	2015	2014
Total shareholders' equity	$136,028	$126,952
Average shareholders' equity	134,186	125,664

Shareholders' equity as a percentage of total assets	11.59%	11.55%
Average shareholders' equity as a percentage of average total assets	11.75	11.48

Book value per common share	$10.62	$9.92
Cash dividends declared per common share	0.08	-
Dividend payout ratio	37.5%	n/a

Dividends. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the three months ended March 31, 2015, the Company declared dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
1/15/2015	2/2/2015	2/16/2015	$0.08

Subsequently, the Company declared a cash dividend of $0.08 per common share on April 16, 2015 payable on May 18, 2015.

The dividends paid to common shareholders were funded by dividends paid to the Company by the Bank. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities.

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

Basel III. In July 2013, federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.

The rule imposes higher risk-based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements:

●	A new common equity Tier 1 risk-based capital ratio of 4.5%,
●	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from previous requirements),
●	A leverage ratio of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The rule also includes changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is currently being reviewed, we currently do not believe Basel III will have a material impact once fully implemented.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. As permitted by the regulatory capital regulations in effect as of March 31, 2015, the Bank made a one-time election to exclude all of the components of accumulated other comprehensive income (loss) from its regulatory capital calculation.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At March 31, 2015, $4.7 million of our net deferred tax asset was included in common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since March 31, 2015, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 21, Regulatory Capital Requirements.

Equity. At March 31, 2015, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,185,426 at April 24, 2015. To date, we have not issued any shares of preferred stock.

The Company’s common stock is traded on the NASDAQ Capital Market and has been included in the Russell 2000(R) Index since June 2013.

Derivative Activities

For disclosure regarding our derivative financial instruments and hedging activities, see Item 1. Financial Statements, Note 19, Derivative Financial Instruments and Hedging Activities. We are currently evaluating the potential use of additional interest-rate derivatives for balance sheet management purposes and to accommodate client requests.

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

Liquidity resources and balances at March 31, 2015, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at March 31, 2015 and December 31, 2014 was $219 thousand and $472 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

For additional disclosure regarding our commitments, guarantees and other contingencies, see Item 1. Financial Statements, Note 18, Commitments, Guarantees and Other Contingencies.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,		Dollar	Percent
	2015	2014	variance	variance

Interest income
Interest earned on cash and cash equivalents	$13	$14	$(1)	(7.1)%
Dividends received on Federal Home Loan Bank stock	12	14	(2)	(14.3)
Interest earned on trading account assets	78	46	32	69.6
Interest earned on investment securities available for sale	936	1,004	(68)	(6.8)
Interest and fees earned on loans	8,947	8,998	(51)	(0.6)
Total interest income	9,986	10,076	(90)	(0.9)

Interest expense
Interest expense on deposits	104	127	(23)	(18.1)
Interest expense on Federal Home Loan Bank advances	30	16	14	87.5
Total interest expense	134	143	(9)	(6.3)

Net interest income	9,852	9,933	(81)	(0.8)

Provision for loan losses	400	-	400	n/m

Net interest income after provision for loan losses	9,452	9,933	(481)	(4.8)

Noninterest income
Service charges on deposit accounts, net	1,580	1,562	18	1.2
Fees for trust, investment management and brokerage services	186	146	40	27.4
Mortgage-banking	633	461	172	37.3
Debit card and automatic teller machine income, net	581	586	(5)	(0.9)
Investment securities gains, net	29	85	(56)	(65.9)
Trading account income, net	105	171	(66)	(38.6)
Other	427	355	72	20.3
Total noninterest income	3,541	3,366	175	5.2

Noninterest expense
Salaries and other personnel	4,746	4,790	(44)	(0.9)
Occupancy	1,059	1,097	(38)	(3.5)
Furniture and equipment	956	1,045	(89)	(8.5)
Professional services	588	813	(225)	(27.7)
Federal Deposit Insurance Corporation deposit insurance assessment	176	356	(180)	(50.6)
Marketing	244	255	(11)	(4.3)
Foreclosed real estate writedowns and expenses	(79)	313	(392)	(125.2)
Loan workout	39	131	(92)	(70.2)
Other	1,065	1,289	(224)	(17.4)
Total noninterest expense	8,794	10,089	(1,295)	(12.8)

Income before provision for income taxes	4,199	3,210	989	30.8

Provision for income taxes	1,467	1,182	285	24.1

Net income	$2,732	$2,028	$704	34.7%

Common and per common share data
Net income - basic	$0.21	$0.16	$0.05	31.3%
Net income - diluted	0.21	0.16	0.05	31.3
Cash dividends declared	0.08	-	0.08	n/m
Book value	10.62	9.92	0.70	7.1

Weighted average basic common shares	12,715,972	12,675,257
Weighted average diluted common shares	12,851,076	12,707,444

Net Interest Income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures the difference between the interest income earned on interest-earning assets and the interest expense incurred to fund those assets. Changes in interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to interest-bearing liabilities and the management of interest-rate sensitivity factor into fluctuations in net interest income.

Net interest income totaled $9.9 million for both the three months ended March 31, 2015 and 2014. Overall, net interest income for the three months ended March 31, 2015 was primarily influenced by the following factors:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates and subsequent quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we refined the type of loan and deposit products we pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although current competitive pressures make the ability to obtain such floors more difficult. At March 31, 2015, loans aggregating $199.8 million had interest-rate floors, of which $85.5million had floors greater than or equal to 4.50%.

●

The mix of our loan portfolio between fixed and variable rate loans. Based on the shape of the yield curve over the past few years, variable rate loans have been originated at a lower current rate than fixed rate loans. At March 31, 2015, loans aggregating $329.7 million (40% of our gross loan portfolio) are variable rate loans which will reprice upwards when interest rates rise.

●

Very competitive loan pricing for credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended March 31, 2015 and 2014 totaling $80 thousand and $169 thousand, respectively.
●

An increase of $49.7 million (6.5%) in average gross loans during the first quarter 2015 as compared to the first quarter 2014 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs. We are actively pursuing new loan originations and are focused on generating additional loan growth.

●

To attempt to avoid a decline in interest income in 2015 as compared to 2014, in late 2014 we began the execution of an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace loans resulting from unscheduled payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth. The strategy included retaining on our balance sheet residential mortgage and SBA loan production (which we resumed selling in January 2015), and earning asset purchases. The earning asset purchases included a pool of residential mortgage loans for $14.0 million in the third quarter 2014, a pool of indirect auto loans for $22.1 million in the fourth quarter 2014, a commercial loan participation of $5.0 million in the fourth quarter 2014, a pool of residential mortgage loans for $12.3 million in the first quarter 2015 and an additional $4.5 million investment in our trading account in the first quarter 2015. The loans purchased were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases were primarily funded by short-term FHLB advances that we expect to replace with deposits in 2015.

●

Reduction in time deposits to maintain our overall low cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to reduce time deposit costs is limited as the weighted-average rate of time deposits scheduled to mature during the remainder of 2015 is 0.12%. In addition, we may pursue issuing time deposits to replace our FHLB advances outstanding at March 31, 2015.

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

●

Increasing earning assets, including alternative investments. For example, in addition to the loan purchases described above, from 2013 through the first quarter 2015 we invested a total of $600 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $10.0 million in a municipal bond trading account and $10.0 million in BOLI policies.

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

	For the three months ended March 31,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$36,584	$13	0.14%	$38,891	$14	0.15%
Federal Home Loan Bank stock	3,141	12	1.55	2,732	14	2.08
Trading account assets	10,009	78	3.16	5,178	46	3.60

Investment securities available for sale, taxable (1)	203,534	887	1.74	204,803	944	1.84
Investment securities available for sale, nontaxable (1)	7,358	49	2.66	7,383	60	3.25
Total investment securities available for sale	210,892	936	1.78	212,186	1,004	1.89

Loans (2)	814,489	8,947	4.45	764,526	8,998	4.77
Total interest-earning assets	1,075,115	9,986	3.77	1,023,513	10,076	3.99

Noninterest-earning assets
Cash and cash equivalents	11,017			10,696
Allowance for loan losses	(12,966)			(16,488)
Premises and equipment, net	21,977			23,273
Accrued interest receivable	3,227			3,410
Foreclosed real estate	5,931			7,745
Deferred tax asset, net	16,343			21,489
Other assets	21,300			20,940
Total noninterest-earning assets	66,829			71,065

Total assets	$1,141,944			$1,094,578

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$339,758	$11	0.01%	$319,760	$10	0.01%
Money market deposits	140,351	10	0.03	133,367	9	0.03
Savings deposits	92,399	3	0.01	82,577	3	0.01
Time deposits	166,846	80	0.19	191,003	105	0.22
Total interest-bearing deposits	739,354	104	0.06	726,707	127	0.07

Retail repurchase agreements	14,938	-	-	18,269	-	-
Federal Home Loan Bank advances	48,057	30	0.25	31,222	16	0.21
Other borrowings	-	-	-	54	-	-
Total interest-bearing liabilities	802,349	134	0.07	776,252	143	0.07

Noninterest-bearing liabilities
Noninterest-bearing deposits	198,614			186,852
Other liabilities	6,795			5,810
Total noninterest-bearing liabilities	205,409			192,662

Total liabilities	1,007,758			968,914

Shareholders' equity	134,186			125,664

Total liabilities and shareholders' equity	$1,141,944			$1,094,578

NET INTEREST INCOME / NET INTEREST MARGIN		$9,852	3.72%		$9,933	3.94%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the three months ended March 31, 2015 compared with the three months ended March 31, 2014
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(1)	$-	$(1)
Federal Home Loan Bank stock	2	(4)	(2)
Trading account assets	37	(5)	32
Investment securities available for sale	(6)	(62)	(68)
Loans (1)	2,499	(2,550)	(51)
Total interest income	2,531	(2,621)	(90)

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	-	1
Money market deposits	-	1	1
Savings deposits	-	-	-
Time deposits	(12)	(13)	(25)
Total interest-bearing deposits	(11)	(12)	(23)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	11	3	14
Other borrowings	-	-	-
Total interest expense	-	(9)	(9)

Net interest income	$2,531	$(2,612)	$(81)

      (1) Calculated including mortgage loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

A provision for loan losses of $400 thousand was recorded during the first quarter 2015 compared to no provision for loan losses during the first quarter 2014. This increase reflects primarily loan growth in the first quarter 2015, offset somewhat by our improved credit quality, an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The following table summarizes credit quality key performance indicators impacting the level of the provision for loan losses recorded for the periods indicated (in thousands).

	At and for the three months ended March 31,		Dollar	Percent
	2015	2014	variance	variance
Net loans charged-off	$406	$242	$164	67.8%
Nonaccrual loans	10,362	14,035	(3,673)	(26.2)
Loans past due greater than 90 days and still accruing	233	-	233	n/m
Loans past due 30-89 days and still accruing	2,787	6,115	(3,328)	(54.4)
Classified loans	41,410	44,781	(3,371)	(7.5)
Troubled debt restructurings	19,242	27,604	(8,362)	(30.3)

The lower level of problem assets, coupled with anticipated loan growth, is expected to result in a more stable provision for loan losses going forward. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provisions for loan losses. Absent unexpected negative trends in credit quality, we expect our annual net charge-offs in 2015 to normalize at 25 to 35 basis points of average loans outstanding.

Noninterest Income

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.2% and 1.3% of average transaction deposit balances for the three months ended March 31, 2015 and 2014, respectively. The $18 thousand increase in service charges from the first quarter 2014 to the first quarter 2015 reflects higher overdraft income and service charges on deposit accounts resulting from account growth and revenue enhancement initiatives discussed below. The increases were partially offset by lower nonsufficient funds (“NSF”) income which, we believe is a result of lower instances of NSF transactions due to industry and regulatory efforts to better inform consumers regarding NSF programs as well as our increase in the courtesy overdraft amount from $1 to $5 as discussed below.

During the first half of 2014, we performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, we implemented selected fee changes with most of the changes effective July 1, 2014 and September 1, 2014. Among the changes were changes related to the NSF tiered pricing structure, overdraft fees, including a decrease in the time period before a daily overdraft fee is assessed from eight business days to five business days, an increase in the overdraft protection transfer fee from $5 to $10 per transfer and an increase in the courtesy overdraft amount from $1 to $5 that will not result in an item return / item paid fee on accounts overdrawn at the end of the business day by $5 or less. Effective April 25, 2015, we reduced the courtesy overdraft amount from $5 to $1 for business accounts.

We also refined the features of selected deposit products and introduced new products in the third quarter 2014, including a new basic business checking account and the re-introduction of student checking. These changes, along with other selected loan related and other fee increases, are projected to increase noninterest income by approximately $750 thousand in 2015 as compared to 2014.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust and investment management services are earned through an arrangement with Thomasville National Bank (“TNB”) under which we provide office space and other support services in our existing facilities to the TNB employees who provide the trust and investment management services. TNB has ownership and responsibility for the accounts, trust employees and all operational and fiduciary responsibility for administering the accounts under the underlying client account agreements. We earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts subsequently referred to TNB.

Fees for brokerage and investment management services are earned through an agreement with Investment Professionals, Inc. (“IPI”) which permits IPI to provide brokerage services to our clients including acting as clearing agent, executing purchases and sales of securities products on behalf of and for the account of clients and maintaining securities in client accounts as agent. We provide office space and other support services in our existing facilities to the IPI employees who provide the brokerage and investment management services. We earn a percentage of the ongoing revenues generated from the brokerage assets managed by IPI.

The increase of $40 thousand in trust, investment management and brokerage services revenue during the first quarter 2015 as compared to the first quarter 2014 was the result of increased brokerage income. The increase in brokerage income reflects growth in the number of accounts and a higher level of account activity.

The trust, investment management and brokerage relationships are part of our integrated Wealth Management strategy to provide our clients seamless access to the comprehensive suite of products and services they need to achieve their financial goals. For trust and brokerage services, TNB and IPI, respectively, have invested and continue to invest in additional resources with relevant expertise and a focus on business development to obtain new clients and grow assets under management. In addition, we offer private banking services through a Private Banker who serves in a key relationship management role in our Wealth Management business.

Mortgage-Banking. We normally sell the residential mortgage loans we originate and retain the obligation to service these loans in order to maintain the client relationships. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2015	2014
Mortgage-servicing fees	$247	$247
Gain on sale of mortgage loans held for sale	357	363
Mortgage-servicing rights portfolio amortization and impairment	(140)	(140)
Derivative loan commitment income	174	1
Forward sales commitment expense	(25)	(19)
Other	20	9
Total mortgage-banking income	$633	$461

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.27%	0.26%

Mortgage banking income increased from the first quarter 2014 to the first quarter 2015 primarily as a result of fair market value adjustments on mortgage loan origination and sales commitments considered derivative financial instruments. The value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date. Since we have historically sold the mortgage loans we originate each quarter, the notional amount of our commitments to originate mortgage loans held for sale have been accounted for as derivative financial instruments and reflected at fair market value in the Consolidated Balance Sheets.

Mortgage loans originated during the first quarter 2015 increased to $16.0 million compared to $12.5 million during the first quarter 2014.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net decreased $5 thousand (0.9%) from the first quarter 2014 to the first quarter 2015 primarily as a result of an increase in debit card transaction processing expenses resulting from a new pass-through fee from MasterCard related to foreign card usage.

Investment Securities Gains, Net. During the three months ended March 31, 2015, we realized net gains on the sale of investment securities of $29 thousand as a result of balance sheet management efforts designed to reduce the investment securities portfolio’s exposure to rising interest rates and to manage liquidity.

During the first quarter 2014, we realized a net gain on the sale of investment securities of $85 thousand as a result of sales of certain mortgage-backed pass-through and collateralized mortgage obligations. Proceeds were reinvested into investment securities with a more favorable total return profile in a rising rate environment.

Trading Account Income, Net. As part of our strategy to diversify our revenues, increase earning assets and effectively utilize our cash balances, we have invested a total of $9.5 million in an account managed by a third party to trade municipal securities, of which $4.5 million was invested during the first quarter 2015. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands), which in the aggregate resulted in a net return of 4.14% and 10.22% in the three months ended March 31, 2015 and 2014, respectively. Interest earned on trading assets is included in Interest income and investment management expenses are included in Professional services noninterest expense in the Consolidated Statements of Income.

	For the three months ended March 31,
	2015	2014
Interest earned on trading account assets	$78	$46
Trading account income, net	105	171
Investment management expenses	81	88

Other. Other noninterest income increased $69 thousand (24.6%) from the three months ended March 31, 2014 to the three months ended March 31, 2015. This increase was driven by an increase in gains on sales of SBA loans of $53 thousand.

Noninterest Expense

As a component of our Strategic Plan to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Our expense management initiatives include aligning our teammate rewards with the financial results of the Company. Examples of actions for the periods included in this Quarterly Report on Form 10-Q include:

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

●

Refining the Company’s ongoing regular match under the 401(k) Plan with the Company providing a match of $0.10 per dollar of participant contributions up to 6% of a teammate’s eligible compensation through June 30, 2014, which increased to $0.25 per dollar of participant contributions effective July 1, 2014,

●	Refining our medical benefits plan, including the implementation of a wellness program, with higher premiums for certain unhealthy behaviors,
●	Reducing the business hours of our branches,
●	Implementing refined staffing models for our branches resulting in reduced teammate headcount,
●	Reducing courier runs from our branches,
●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency, and
●	More fully leveraging existing technology, implementing more advanced technology, and automating manual processes.

These expense reduction initiatives contributed to the reduction in total noninterest expense of $1.3 million from the first quarter 2014 to the first quarter 2015. Our expense reduction initiatives are expected to result in an additional annual reduction in noninterest expense in 2015 as compared to 2014.

Salaries and Other Personnel. Salaries and other personnel expense declined $44 thousand as a result of fewer average full-time equivalent teammates and contract personnel (primarily related to reduced branch hours to better match client usage patterns of our various delivery channels, refined branch roles resulting in reduced headcount and process improvement initiatives that allowed us to combine certain positions), lower medical insurance premiums and lower pension plan expense partially offset by increased incentive accruals and annual merit increases that went into effect in February 2015. At March 31, 2015, full-time equivalent teammates (including contract personnel) were 290 compared to 305 at March 31, 2014.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $127 thousand (5.9%) from the first quarter 2014 to the first quarter 2015 due to lower utility and general upkeep facility expenses as well as a reduction in equipment leases and contract expenses.

Professional Services. Professional services expense decreased $225 thousand (27.7%) from the first quarter 2014 to the first quarter 2015 primarily as a result of a decline in expenses related to the revenue enhancement and process improvement projects during the first quarter 2014 that were not incurred during the first quarter 2015.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $180 thousand (50.6%) from the first quarter 2014 to the first quarter 2015 due to improvement in the Bank’s risk tier for assessment purposes partially offset by an increase in our assessment base.

Marketing. Marketing expenses decreased $11 thousand (4.3%) from the first quarter 2014 to the first quarter 2015 and are a function of the type, timing and duration of marketing campaigns and initiatives.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled a net gain of $79 thousand for the three months ended March 31, 2015 compared to a net expense of $313 thousand for the three months ended March 31, 2014.

The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

We own 55 residential lots with an aggregate net book value of $4.4 million in three separate communities related to one real estate development. We are working directly with the primary owner of the real estate development to market and sell our remaining lots. We recorded writedowns on these properties during the three months ended March 31, 2015 and 2014 of $3 thousand and $131 thousand, respectively, to reflect declines in fair value. However, during 2014 we sold all of our lots in one particular development, and sold five other individual lots all of which were sold at prices above carrying value. At December 31, 2014, two lots with a carrying value of $405 thousand were under contract for sale and closed during January 2015 at prices above carrying value. While our recent sales were at prices above carrying values, the ongoing resolution may result in sales at losses or writedowns based on receipt of annual appraisals. Due to the number of lots owned, absent a bulk sales of the lots, the resolution of these remaining lots may occur over several years.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Changes in loan workout expenses are generally driven by the level of problem assets and pace of problem asset resolution.

Other. Other noninterest expense decreased $224 thousand (17.4%) from the first quarter 2014 to the first quarter 2015 primarily as a result of a decrease in the provision for unfunded commitments due to an increase in unfunded loan commitments.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2015 of $1.5 million included deferred federal income tax expense of $1.3 million, provision for state income tax of $131 thousand and federal alternative minimum tax of $75 thousand. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income.

The provision for income taxes for the three months ended March 31, 2014 of $1.2 million included deferred federal income tax expense of $1.0 million, provision for state income tax of $92 thousand and federal alternative minimum tax of $72 thousand.

For additional disclosure regarding the net deferred tax asset and the provision for income taxes, see Financial Condition, Net Deferred Tax Asset and Item 1. Financial Statements, Note 14, Income Taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes as of March 31, 2015 the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	5.31%
Up 300 basis points	3.81
Up 200 basis points	2.18
Up 100 basis points	1.61
Down 100 basis points	(4.78)
Down 200 basis points	(7.25)
Down 300 basis points	(10.50)
Down 400 basis points	n/a

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially impact our business, financial condition, results of operations or cash flows. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

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

Chief Financial Officer and Treasurer

Palmetto Bancshares, Inc.

(Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL; (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vii) Notes to Consolidated Financial Statements

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.