Form 10-Q
period 2015-06-30
PALMETTO BANCSHARES INC
filed 2015-08-03
CIK 706874

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Nonaccelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common stock, $0.01 par value	12,813,442

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents
Cash and due from banks	$68,427	$36,887
Total cash and cash equivalents	68,427	36,887

Federal Home Loan Bank stock, at cost	2,282	2,556
Trading account assets, at fair value	10,090	5,513
Investment securities available for sale, at fair value	203,048	211,511
Mortgage loans held for sale	3,178	1,125

Loans, gross	824,008	805,059
Less: allowance for loan losses	(12,789)	(12,920)
Loans, net	811,219	792,139

Premises and equipment, net	21,662	22,006
Accrued interest receivable	3,375	3,387
Foreclosed real estate	5,291	5,949
Deferred tax asset, net	14,037	17,053
Bank-owned life insurance	12,079	11,923
Other assets	10,234	8,762
Total assets	$1,164,922	$1,118,811

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$213,246	$196,219
Interest-bearing	763,792	732,101
Total deposits	977,038	928,320

Retail repurchase agreements	14,984	15,921
Federal Home Loan Bank advances	30,000	35,000
Other liabilities	6,234	6,526
Total liabilities	1,028,256	985,767

Shareholders' equity
Preferred stock - par value $0.01 per share; authorized 2,500,000 shares; none issued and outstanding	-	-
Common stock - par value $0.01 per share; authorized 75,000,000 shares; 12,813,442 and 12,810,388 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	128	128
Capital surplus	145,674	145,384
Retained earnings (accumulated deficit)	157	(2,565)
Accumulated other comprehensive loss, net of tax	(9,293)	(9,903)
Total shareholders' equity	136,666	133,044

Total liabilities and shareholders' equity	$1,164,922	$1,118,811

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,
	2015	2014
Interest income
Interest earned on cash and cash equivalents	$31	$32
Dividends received on Federal Home Loan Bank stock	33	25
Interest earned on trading account assets	71	45
Interest earned on investment securities available for sale	768	1,015
Interest and fees earned on loans	9,348	8,803
Total interest income	10,251	9,920

Interest expense
Interest expense on deposits	113	123
Interest expense on retail repurchase agreements	1	1
Interest expense on Federal Home Loan Bank advances	25	7
Total interest expense	139	131

Net interest income	10,112	9,789

Provision for loan losses	(950)	-

Net interest income after provision for loan losses	11,062	9,789

Noninterest income
Service charges on deposit accounts, net	1,591	1,693
Fees for trust, investment management and brokerage services	152	177
Mortgage-banking	566	516
Debit card and automatic teller machine income, net	670	618
Investment securities gains, net	24	-
Trading account income (loss), net	(34)	175
Other	408	311
Total noninterest income	3,377	3,490

Noninterest expense
Salaries and other personnel	4,803	4,723
Occupancy	1,070	1,046
Furniture and equipment	958	999
Professional services	582	635
Federal Deposit Insurance Corporation deposit insurance assessment	193	356
Marketing	184	222
Merger-related expenses	1,361	-
Foreclosed real estate writedowns and expenses	225	717
Loan workout	36	119
Other	1,373	1,267
Total noninterest expense	10,785	10,084

Income before provision for income taxes	3,654	3,195

Provision for income taxes	1,614	1,168

Net income	$2,040	$2,027

Common and per common share data
Net income - basic	$0.16	$0.16
Net income - diluted	0.16	0.16
Cash dividends declared	0.08	-
Book value	10.67	10.18

Weighted average basic common shares	12,732,694	12,690,287
Weighted average diluted common shares	12,888,212	12,744,931

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,
	2015	2014
Interest income
Interest earned on cash and cash equivalents	$44	$46
Dividends received on Federal Home Loan Bank stock	45	39
Interest earned on trading account assets	149	91
Interest earned on investment securities available for sale	1,704	2,019
Interest and fees earned on loans	18,295	17,801
Total interest income	20,237	19,996

Interest expense
Interest expense on deposits	217	250
Interest expense on retail repurchase agreements	1	1
Interest expense on Federal Home Loan Bank advances	55	23
Total interest expense	273	274

Net interest income	19,964	19,722

Provision for loan losses	(550)	-

Net interest income after provision for loan losses	20,514	19,722

Noninterest income
Service charges on deposit accounts, net	3,171	3,255
Fees for trust, investment management and brokerage services	338	323
Mortgage-banking	1,199	977
Debit card and automatic teller machine income, net	1,251	1,204
Investment securities gains, net	53	85
Trading account income, net	71	346
Other	835	666
Total noninterest income	6,918	6,856

Noninterest expense
Salaries and other personnel	9,549	9,513
Occupancy	2,129	2,143
Furniture and equipment	1,914	2,044
Professional services	1,158	1,448
Federal Deposit Insurance Corporation deposit insurance assessment	369	712
Marketing	428	477
Merger-related expenses	1,373	-
Foreclosed real estate writedowns and expenses	146	1,030
Loan workout	75	250
Other	2,438	2,556
Total noninterest expense	19,579	20,173

Income before provision for income taxes	7,853	6,405

Provision for income taxes	3,081	2,350

Net income	$4,772	$4,055

Common and per common share data
Net income - basic	$0.37	$0.32
Net income - diluted	0.37	0.32
Cash dividends declared	0.16	-
Book value	10.67	10.18

Weighted average basic common shares	12,724,379	12,682,813
Weighted average diluted common shares	12,870,246	12,726,495

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Net income	$2,040	$2,027	$4,772	$4,055

Other comprehensive income (loss), pretax
Investment securities available for sale
Increase (decrease) in net unrealized gains	(793)	1,776	930	3,069
Plus: reclassification adjustment of net gains included in net income	24	-	53	85
Increase (decrease) in net unrealized gains on investment securities available for sale	(769)	1,776	983	3,154

Other comprehensive income (loss), pretax	(769)	1,776	983	3,154

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	(293)	674	373	1,197

Other comprehensive income (loss), net of tax	(476)	1,102	610	1,957

Comprehensive income	$1,564	$3,129	$5,382	$6,012

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

(unaudited)

				Retained	Accumulated
	Shares of			earnings	other
	common	Common	Capital	(accumulated	comprehensive
	stock	stock	surplus	deficit)	loss, net	Total

Balance, December 31, 2013	12,784,605	$127	$144,624	$(10,641)	$(10,293)	$123,817

Net income				4,055		4,055
Other comprehensive income, net of tax					1,957	1,957
Compensation expense related to stock options and restricted stock granted under equity award plans		1	437			438
Common stock issued related to restricted stock granted under equity award plans	7,016		(13)			(13)

Balance, June 30, 2014	12,791,621	$128	$145,048	$(6,586)	$(8,336)	$130,254

Balance, December 31, 2014	12,810,388	$128	$145,384	$(2,565)	$(9,903)	$133,044

Net income				4,772		4,772
Other comprehensive income, net of tax					610	610
Compensation expense related to stock options and restricted stock granted under equity award plans			311			311
Common stock issued related to restricted stock granted under equity award plans	3,054		(21)			(21)
Cash dividends declared and paid on common stock				(2,050)		(2,050)

Balance, June 30, 2015	12,813,442	$128	$145,674	$157	$(9,293)	$136,666

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2015	2014
Operating Activities
Net income	$4,772	$4,055
Adjustments to reconcile net income to net cash provided by operating activities
Investment securities gains, net	(53)	(85)
Amortization of unearned discounts / premiums on investment securities available for sale, net	1,803	1,600
Trading account income, net	(71)	(346)
Reduction in (purchases of) trading account assets, net	(4,506)	83
Gain on sales of mortgage loans held for sale, net	(753)	(755)
Originations of mortgage loans held for sale	(30,824)	(28,292)
Proceeds from sales of mortgage loans held for sale	29,524	25,895
Gain on sales of Small Business Administration loans	(223)	(70)
Proceeds from sales of Small Business Administration loans	2,809	1,236
Provision for loan losses	(550)	-
Depreciation	1,151	1,176
Writedowns and losses on sales of foreclosed real estate, net	62	814
Deferred income tax expense	2,642	2,015
Decrease in income tax refunds receivable	-	138
Increase in cash surrender value of bank-owned life insurance	(156)	(150)
Compensation expense on equity-based awards	290	425
Net periodic pension expense	325	301
Contribution to defined benefit pension plan	(800)	(400)
Provision for unfunded commitments	(229)	(36)
Decrease (increase) in interest receivable and other assets, net	(1,259)	41
Increase (decrease) in interest payable and other liabilities, net	412	(451)
Net cash provided by operating activities	4,366	7,194

Investing Activities
Purchases of Federal Home Loan Bank stock	(1,533)	(225)
Proceeds from redemption of Federal Home Loan Bank stock	1,807	1,744
Proceeds from sales of investment securities available for sale	1,552	14,956
Proceeds from maturities and repayments of investment securities available for sale	10,794	11,598
Purchases of investment securities available for sale	(4,650)	(20,149)
Purchase of mortgage loans held for investment	(12,326)	-
Decrease (increase) in gross loans, net	(10,690)	11,289
Purchases of premises and equipment, net	(807)	(439)
Proceeds from sales of foreclosed real estate	2,496	473
Investment in SBIC limited partnership	(200)	(100)
Net cash provided by (used for) investing activities	(13,557)	19,147

Financing Activities
Increase in transaction, money market and savings deposits, net	60,327	36,319
Decrease in time deposits, net	(11,609)	(15,426)
Decrease in retail repurchase agreements, net	(937)	(308)
Proceeds from Federal Home Loan Bank advances	35,300	-
Repayment of Federal Home Loan Bank advances	(40,300)	(25,000)
Dividends paid on common stock	(2,050)	-
Net cash provided by (used for) financing activities	40,731	(4,415)
Net change in cash and due from banks	31,540	21,926
Cash and due from banks, beginning of period	36,887	38,178
Cash and due from banks, end of period	$68,427	$60,104

Supplemental cash flow disclosures
Cash paid during the period for:
Interest expense	$281	$281
Income taxes	795	1,163
Significant noncash activities
Change in net unrealized gains and losses on investment securities available for sale, net of tax	610	1,957
Loans transferred from gross loans to other loans held for sale	2,586	1,166
Loans transferred from gross loans to foreclosed real estate, at fair value	1,900	1,120

See Notes to Consolidated Financial Statements

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations

Palmetto Bancshares, Inc. (the “Company’) is a South Carolina bank holding company organized in 1982 and headquartered in Greenville, South Carolina. The Company serves as the bank holding company for The Palmetto Bank (the “Bank”), which began operations in 1906. The Bank, also headquartered in Greenville, South Carolina, is the third largest banking institution headquartered in South Carolina. The Bank serves the Upstate of South Carolina through 25 branch locations in nine counties along the economically attractive I-85 corridor, as well as 24/7/365 service through online and mobile banking and automatic teller machines. Through its Retail, Commercial and Wealth Management businesses, the Bank specializes in providing financial solutions to consumers and small to mid-size businesses with deposit and cash management products, loans (including consumer, mortgage, credit card, automobile, Small Business Administration (“SBA”), commercial and corporate), lines of credit, trust, brokerage, private banking, financial planning and insurance.

As further discussed in Note 2, Proposed Merger with United Community Banks, Inc. (“United”), on April 22, 2015, the Company and United, the holding company for United Community Bank (“UCB”), jointly announced the signing of a definitive agreement (“Merger Agreement”) pursuant to which the Company and the Bank will merge with and into United and UCB, respectively.

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

The Consolidated Financial Statements at and for the three and six months ended June 30, 2015 and 2014 contained in this Quarterly Report on Form 10-Q have not been audited by our independent registered public accounting firm. The unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2015 (the “2014 Annual Report on Form 10-K”).

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

For the past several years, we have been realigning our organizational structure and more specifically delineating our businesses for improved accountability and go-to-market strategies. However, financial information for these businesses has been separated to a limited extent, and, therefore, we do not have disaggregated financial information that meets the criteria to be considered reportable segments. Accordingly, at June 30, 2015, the Company had one reportable business segment, which was banking.

Use of Estimates

In preparing the Consolidated Financial Statements, the Company’s management makes estimates and assumptions that impact the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates and for the periods indicated in the Consolidated Financial Statements. Actual results could differ from these estimates and assumptions. Therefore, the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected in future periods.

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

Upon foreclosure, the separate other receivable is to be measured based on the amount of the principal and interest expected to be recovered from the guarantor. The Company adopted the provisions of ASU 2014-14 effective January 1, 2015. The adoption of ASU 2014-14 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-04, Compensation (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 provides a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-04 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been recently issued by the FASB or other standards-setting bodies are not applicable to the Company or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.     Proposed Merger with United Community Banks, Inc.

On April 22, 2015, the Company and United jointly announced the signing of the Merger Agreement. Following the merger, the Bank will operate under the brand of United Community Bank.

Pursuant to the Merger Agreement and subject to certain conditions and potential adjustments, for each share of the Company’s common stock the Company’s shareholders will have the right to receive 0.97 shares of United’s common stock, $19.25 in cash, or a combination thereof. The total merger consideration will be prorated as necessary to ensure that 30% of the total outstanding shares of the Company’s common stock will be exchanged for cash and 70% of the total outstanding shares of the Company’s common stock will be exchanged for shares of United’s common stock. Shares of the Company’s common stock exchanged for United’s stock will convert into shares of United’s common stock in a tax free exchange. Cash will also be received in lieu of fractional shares of United’s common stock.

United has received all required regulatory approvals, and the Company has scheduled a special shareholders meeting to be held on August 12, 2015 to provide its shareholders with the opportunity to vote on the merger. Assuming approval of the merger by the Company’s shareholders and the satisfaction of other customary closing conditions, the merger is expected to close on September 1, 2015.

For the six months ended June 30, 2015, the Company incurred merger-related expenses of $1.4 million representing primarily investment banking, legal, accounting and other professional fees incurred in connection with the proposed merger.

3.     Cash and Cash Equivalents

Required Reserve Balances

The Federal Reserve Act requires each depository institution to maintain cash reserves against certain liabilities. The Bank reports these liabilities to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on a weekly basis and maintains reserves on these liabilities with a 30-day lag. As of June 30, 2015, after taking into consideration the Bank’s levels of vault cash, reserves of $5.1 million were maintained with the Federal Reserve.

Concentrations and Restrictions

From time to time, the Company may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits are essentially uncollateralized overnight loans. The Company regularly evaluates the risk associated with the counterparties to these potential transactions to ensure that it would not be exposed to any significant risks with regard to cash and cash equivalent balances if it were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At June 30, 2015, the Bank had deposits of $4.9 million and $5.1 million with two financial institutions which exceed FDIC insurance limits in both instances. At December 31, 2014, the Bank did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

No cash and cash equivalents was pledged as collateral relative to public funds and other agreements at June 30, 2015. At December 31, 2014, $250 thousand of cash and cash equivalents was pledged as collateral relative to public funds and other agreements.

4.     Trading Account Assets

The following table summarizes the components of trading account assets at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Municipal bonds	$8,148	$4,116
Insured bank deposits	1,942	1,397
Total trading account assets	$10,090	$5,513

The following table summarizes the net realized gains (losses) and the unrealized gains (losses) due to changes in fair value relative to trading account assets included in the Consolidated Statements of Income for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Realized gains (losses), net	$(23)	$138	$24	$316
Unrealized gains (losses), net due to the change in fair value relative to assets held at end of period	(11)	37	47	30
Total trading account income (loss), net	$(34)	$175	$71	$346

The Company may withdraw the assets related to its initial $5.0 million investment made in 2013, subject to 30-days’ written notice. In January 2015, the Company invested an additional $4.5 million, which is restricted from withdrawal until January 2016.

Ratings

The following tables summarize Moody’s and Standard and Poor’s ratings of municipal bond trading account assets, based on fair value, at June 30, 2015.

Moody's Ratings
Aaa	8%
Aa1 - Aa3	60
A1 - A3	22
Not rated	10
Total	100%

Standard and Poor's Ratings
AAA	14%
AA+ - AA-	57
A+ - A-	18
Not rated	11
Total	100%

One municipal bond trading account asset with a market value of $16 thousand was not rated by either Moody’s or Standard and Poor’s at June 30, 2015. It was, however, rated A+ by Fitch Ratings, which is permitted by the Company’s Investment Policy.

5.     Investment Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive loss and fair value of investment securities available for sale at the dates indicated (in thousands).

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$3,160	$43	$-	$3,203
State and municipal	6,536	55	(114)	6,477
Collateralized mortgage obligations (federal agencies)	87,521	163	(971)	86,713
Other mortgage-backed (federal agencies)	75,645	662	(349)	75,958
SBA loan-backed (federal agency)	30,524	228	(55)	30,697
Total investment securities available for sale	$203,386	$1,151	$(1,489)	$203,048

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. agency	$3,930	$35	$-	$3,965
State and municipal	6,665	84	(17)	6,732
Collateralized mortgage obligations (federal agencies)	89,311	13	(1,550)	87,774
Other mortgage-backed (federal agencies)	78,532	411	(440)	78,503
SBA loan-backed (federal agency)	34,394	210	(67)	34,537
Total investment securities available for sale	$212,832	$753	$(2,074)	$211,511

The following tables summarize securities in each category of investment securities available for sale that were in an unrealized loss position at the dates indicated (dollars in thousands).

	June 30, 2015
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	7	$4,090	$114	-	$-	$-	7	$4,090	$114
Collateralized mortgage obligations (federal agencies)	5	7,544	88	9	36,461	883	14	44,005	971
Other mortgage-backed (federal agencies)	6	6,299	72	10	17,275	277	16	23,574	349
SBA loan-backed (federal agency)	3	5,112	12	5	9,815	43	8	14,927	55
Total	21	$23,045	$286	24	$63,551	$1,203	45	$86,596	$1,489

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses	#	Fair value	Gross unrealized losses
State and municipal	3	$1,641	$7	1	$1,062	$10	4	$2,703	$17
Collateralized mortgage obligations (federal agencies)	11	32,532	192	10	52,924	1,358	21	85,456	1,550
Other mortgage-backed (federal agencies)	10	14,889	119	10	18,979	321	20	33,868	440
SBA loan-backed (federal agency)	3	3,122	10	6	14,850	57	9	17,972	67
Total	27	$52,184	$328	27	$87,815	$1,746	54	$139,999	$2,074

Other-Than-Temporary Impairment

The Company concluded that gross unrealized losses detailed in the preceding table were due to changes in market interest rates and were not other-than-temporarily impaired as of each date.

Ratings

Except for state and municipal securities, all of the Company’s available for sale securities are backed by United States (“U.S.”) agencies and are rated Aaa and AA+ by Moody’s and Standard and Poor’s rating services, respectively. The following table summarizes ratings of the Company’s state and municipal investment securities available for sale, based on fair value, at June 30, 2015.

Moody's Ratings
Aaa	8%
Aa1 - Aa3	42
A1	-
Not rated	50
Total	100%

Standard and Poor's Ratings
AAA	17%
AA+ - AA-	57
A+	2
Not rated	24
Total	100%

All state and municipal securities were rated by either Moody’s or Standard and Poor’s at June 30, 2015.

Maturities

The following table summarizes the amortized cost and fair value of investment securities available for sale at June 30, 2015 by contractual maturity and estimated principal repayment distribution (in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Fair value
Due in one year or less	$-	$-
Due after one year through five years	2,013	2,034
Due after five years through ten years	1,147	1,169
Due after ten years	-	-
U.S. agency	3,160	3,203

Due in one year or less	301	302
Due after one year through five years	2,703	2,728
Due after five years through ten years	3,532	3,447
Due after ten years	-	-
State and municipal	6,536	6,477

Due in one year or less	4,304	4,158
Due after one year through five years	16,441	16,280
Due after five years through ten years	66,776	66,275
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	87,521	86,713

Due in one year or less	-	-
Due after one year through five years	37,324	37,680
Due after five years through ten years	20,590	20,629
Due after ten years	17,731	17,649
Other mortgage-backed (federal agencies)	75,645	75,958

Due in one year or less	-	-
Due after one year through five years	26,856	27,030
Due after five years through ten years	3,668	3,667
Due after ten years	-	-
SBA loan-backed (federal agency)	30,524	30,697

Due in one year or less	4,605	4,460
Due after one year through five years	85,337	85,752
Due after five years through ten years	95,713	95,187
Due after ten years	17,731	17,649
Total investment securities available for sale	$203,386	$203,048

Pledged

Investment securities were pledged as collateral for the following purposes at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Municipal and other secured deposits	$84,732	$84,255
Retail repurchase agreements	24,873	36,629
Federal Reserve line of credit	1,313	1,352
Correspondent bank lines of credit	10,906	10,959
Total investment securities available for sale pledged	$121,824	$133,195

Realized Gains and Losses

The following table summarizes the gross realized gains and losses from sales of investment securities available for sale for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Realized gains	$24	$-	$53	$125
Realized losses	-	-	-	(40)
Total investment securities gains, net	$24	$-	$53	$85

6.     Loans

In the tables below, loan classes are based on FDIC classification codes, and portfolio segments are an aggregation of those classes based on the methodology used to develop and document the allowance for loan losses. FDIC classification codes are based on the underlying loan collateral.

Composition

The following table summarizes gross loans, categorized by portfolio segment, at the dates indicated (dollars in thousands).

	June 30, 2015		December 31, 2014
	Total	% of total	Total	% of total

Commercial real estate	$425,154	51.6%	$430,025	53.4%
Single-family residential	220,879	26.8	204,439	25.4
Commercial and industrial	88,489	10.7	80,927	10.0
Consumer	76,359	9.3	76,984	9.6
Other	13,127	1.6	12,684	1.6
Loans, gross	$824,008	100.0%	$805,059	100.0%

Net unearned income and deferred fees totaled $498 thousand and $596 thousand at June 30, 2015 and December 31, 2014, respectively. Unamortized premiums on purchased loans totaled $1.4 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively, and are included in the applicable portfolio segment in the table above.

Residential mortgage loans serviced for the benefit of others totaled $372.7 million and $375.1 million at June 30, 2015 and December 31, 2014, respectively, and are excluded from the Consolidated Balance Sheets since they are not owned by the Company.

Pledged

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. Acceptable collateral includes, among other types of collateral, a variety of loans including residential, multifamily, home equity lines and second mortgages as well as qualifying commercial loans. At June 30, 2015 and December 31, 2014, $155.6 million and $170.6 million of gross loans, respectively, were pledged to collateralize FHLB advances of which $74.1 million and $79.1 million, respectively, were available as lendable collateral.

At June 30, 2015 and December 31, 2014, loans totaling $41.7 million and $38.2 million, respectively, were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank of which $30.7 million and $27.8 million, respectively, were available as lendable collateral.

Concentrations

The following table summarizes loans secured by commercial real estate, categorized by class, at June 30, 2015 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Secured by commercial real estate
Construction, land development and other land loans	$57,250	7.0%	38.6%
Multifamily residential	8,473	1.0	5.7
Nonfarm nonresidential	359,431	43.6	242.6
Total loans secured by commercial real estate	$425,154	51.6%	286.9%

The following table further categorizes loans secured by commercial real estate at June 30, 2015 (dollars in thousands).

	Total commercial real estate loans	% of gross loans	% of Bank's total regulatory capital
Development commercial real estate loans
Secured by:
Land - unimproved (commercial or residential)	$14,507	1.8%	9.8%
Land development - commercial	12,699	1.5	8.6
Land development - residential	5,899	0.7	4.0
Commercial construction:
Hotel / motel	-	-	-
Retail	4,996	0.6	3.4
Office	-	-	-
Multifamily	428	0.1	0.3
Industrial and warehouse	240	-	0.1
Healthcare	-	-	-
Miscellaneous commercial	184	-	0.1
Total development commercial real estate loans	38,953	4.7	26.3

Existing and other commercial real estate loans
Secured by:
Hotel / motel	34,201	4.2	23.1
Retail	35,450	4.3	23.9
Office	26,506	3.2	17.9
Multifamily	8,473	1.0	5.7
Industrial and warehouse	5,636	0.7	3.8
Healthcare	12,846	1.6	8.7
Miscellaneous commercial	98,367	11.9	66.4
Residential construction - speculative	381	-	0.2
Total existing and other commercial real estate loans	221,860	26.9	149.7

Commercial real estate owner-occupied and residential loans
Secured by:
Commercial - owner-occupied	146,425	17.8	98.8
Commercial construction - owner-occupied	7,341	0.9	5.0
Residential construction - contract	10,575	1.3	7.1
Total commercial real estate owner-occupied and residential loans	164,341	20.0	110.9

Total loans secured by commercial real estate	$425,154	51.6%	286.9%

Asset Quality

The following table summarizes various internal credit-quality indicators of gross loans, by class, at June 30, 2015 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	1,372	131	65,936	67,439
Grade 4	28,339	903	197,957	227,199
Grade W	9,594	7,436	54,050	71,080
Grade 5	80	-	13,819	13,899
Grade 6	1,361	-	26,370	27,731
Grade 7	-	-	1,003	1,003
Not risk rated*	16,504	3	296	16,803
Total	$57,250	$8,473	$359,431	$425,154

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$480
Grade 2	2,066
Grade 3	12,019
Grade 4	68,071
Grade W	4,061
Grade 5	205
Grade 6	1,231
Grade 7	152
Not risk rated	204
Total	$88,489

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Accrual	$88,003	$127,797	$2,390	$218,190
Nonaccrual	793	1,769	127	2,689
Total	$88,796	$129,566	$2,517	$220,879

	Indirect automobile	All other consumer	Total consumer
Accrual	$64,974	$11,266	$76,240
Nonaccrual	72	47	119
Total	$65,046	$11,313	$76,359

Other
Accrual	$13,127
Nonaccrual	-
Total	$13,127

The following table summarizes various internal credit-quality indicators of gross loans, by class, at December 31, 2014 (in thousands).

	Construction, land development and other land loans	Multifamily residential	Nonfarm nonresidential	Total commercial real estate
Grade 1	$-	$-	$-	$-
Grade 2	-	-	-	-
Grade 3	3,337	144	74,966	78,447
Grade 4	17,826	1,191	183,829	202,846
Grade W	9,595	7,690	62,429	79,714
Grade 5	138	-	25,502	25,640
Grade 6	1,724	-	25,131	26,855
Grade 7	-	-	1,051	1,051
Not risk rated*	15,443	-	29	15,472
Total	$48,063	$9,025	$372,937	$430,025

*	Consumer real estate loans, included within construction, land development and other land loans, are not risk rated in accordance with the Company's policy.

Commercial and industrial
Grade 1	$753
Grade 2	1,534
Grade 3	12,864
Grade 4	53,171
Grade W	3,953
Grade 5	5,786
Grade 6	2,476
Grade 7	339
Not risk rated	51
Total	$80,927

	Single-family residential revolving, open-end loans	Single-family residential closed-end, first lien	Single-family residential closed-end, junior lien	Total single-family residential loans
Accrual	$79,667	$119,079	$2,710	$201,456
Nonaccrual	977	1,928	78	2,983
Total	$80,644	$121,007	$2,788	$204,439

	Indirect automobile	All other consumer	Total consumer
Accrual	$66,161	$10,673	$76,834
Nonaccrual	116	34	150
Total	$66,277	$10,707	$76,984

Other
Accrual	$12,684
Nonaccrual	-
Total	$12,684

The following table summarizes delinquencies, by class, at June 30, 2015 (in thousands).

	30-89 days past due and still accruing interest	Greater than 90 days past due and still accruing interest	Greater than 90 days past due and not accruing interest (nonaccrual)	Total past due	Current	Loans, gross
Construction, land development and other land loans	$244	$-	$523	$767	$56,483	$57,250
Multifamily residential	-	-	-	-	8,473	8,473
Nonfarm nonresidential	473	2,912	6,803	10,188	349,243	359,431
Total commercial real estate	717	2,912	7,326	10,955	414,199	425,154

Single-family real estate, revolving, open-end loans	121	-	793	914	87,882	88,796
Single-family real estate, closed-end, first lien	374	-	1,769	2,143	127,423	129,566
Single-family real estate, closed-end, junior lien	31	-	127	158	2,359	2,517
Total single-family residential	526	-	2,689	3,215	217,664	220,879

Commercial and industrial	318	-	220	538	87,951	88,489

Indirect automobile	238	-	72	310	64,736	65,046
All other consumer	34	-	47	81	11,232	11,313
Total consumer	272	-	119	391	75,968	76,359

Farmland	-	-	-	-	6,223	6,223
Obligations of states and political subdivisions of the U.S.	-	-	-	-	377	377
Other	-	-	-	-	6,527	6,527
Total other	-	-	-	-	13,127	13,127

Loans, gross	$1,833	$2,912	$10,354	$15,099	$808,909	$824,008

Additional interest income of $114 thousand and $195 thousand would have been recorded during the three and six month periods ended June 30, 2015, respectively, had loans classified as nonaccrual during the periods performed in accordance with their current contractual terms. This interest income was not recorded in the Company’s Consolidated Statements of Income.

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

	June 30,	December 31,
	2015	2014
Accrual	$17,071	$15,585
Nonaccrual	4,698	4,286
Total troubled debt restructurings	$21,769	$19,871

Loans classified as troubled debt restructurings may be removed from this status for disclosure purposes after a specified period of time if the restructured agreement specifies an interest rate equal to or greater than the rate that the lender was willing to accept at the time of the restructuring for a new loan with comparable risk, and the loan is performing in accordance with the terms specified by the restructured agreement. The following table summarizes troubled debt restructurings removed from this classification based on these criteria during the periods indicated (dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Carrying balance	$-	$6,543	$-	$7,499
Count	-	1	-	4

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,						For the six months ended June 30,
	2015			2014			2015			2014
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Nonfarm nonresidential	1	$2,912	$2,912	1	$883	$883	1	$2,912	$2,912	1	$883	$883
Total commercial real estate	1	2,912	2,912	1	883	883	1	2,912	2,912	1	883	883

Single-family real estate	-	-	-	-	-	-	1	52	52	-	-	-

Commercial and industrial	-	-	-	3	2,665	1,365	-	-	-	3	2,665	1,365
Loans, gross	1	$2,912	$2,912	4	$3,548	$2,248	2	$2,964	$2,964	4	$3,548	$2,248

The following table summarizes, by type of concession, loans that were modified resulting in troubled debt restructurings during the periods indicated (dollars in thousands).

	For the three months ended June 30,						For the six months ended June 30,
	2015			2014			2015			2014
	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Term concession	1	$2,912	$2,912	1	$883	$883	2	$2,964	$2,964	1	$883	$883
Term and principal concessions	-	-	-	3	2,665	1,365	-	-	-	3	2,665	1,365
Loans, gross	1	$2,912	$2,912	4	$3,548	$2,248	2	$2,964	$2,964	4	$3,548	$2,248

The following table summarizes, by class, loans that were modified resulting in troubled debt restructurings within the previous 12-month period for which there was a payment default during the periods indicated (dollars in thousands).

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Nonfarm nonresidential	-	$-	-	$-	-	$-	2	$2,597
Total commercial real estate	-	-	-	-	-	-	2	2,597

Commercial and industrial	-	-	1	236	-	-	1	236
Loans, gross	-	$-	1	$236	-	$-	3	$2,833

Impaired Loans. The following tables summarize the composition of impaired loans at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Accrual troubled debt restructured loans	$17,071	$15,585
Nonaccrual troubled debt restructured loans	4,698	4,286
Accrual other loans	7,705	7,955
Nonaccrual other loans	1,634	3,736
Total impaired loans	$31,108	$31,562

The following table summarizes the composition of and information relative to impaired loans, by class, at June 30, 2015 (in thousands).

	Loans, gross
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Construction, land development and other land loans	$111	$111
Multifamily residential	-	-
Nonfarm nonresidential	17,797	18,523
Total commercial real estate	17,908	18,634

Single-family real estate, revolving, open-end loans	-	-
Single-family real estate, closed-end, first lien	553	659
Single-family real estate, closed-end, junior lien	-	-
Total single-family residential	553	659

Commercial and industrial	343	343

Consumer	-	-

Total impaired loans with no related allowance recorded	$18,804	$19,636

With an allowance recorded:
Construction, land development and other land loans	$97	$97	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	11,240	12,694	2,686
Total commercial real estate	11,337	12,791	2,686

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	253	253	27
Single-family real estate, closed-end, junior lien	103	103	39
Total single-family residential	356	356	66

Commercial and industrial	598	598	115

Consumer	13	13	2

Total impaired loans with an allowance recorded	$12,304	$13,758	$2,869

Total:
Construction, land development and other land loans	$208	$208	$-
Multifamily residential	-	-	-
Nonfarm nonresidential	29,037	31,217	2,686
Total commercial real estate	29,245	31,425	2,686

Single-family real estate, revolving, open-end loans	-	-	-
Single-family real estate, closed-end, first lien	806	912	27
Single-family real estate, closed-end, junior lien	103	103	39
Total single-family residential	909	1,015	66

Commercial and industrial	941	941	115

Consumer	13	13	2

Total impaired loans	$31,108	$33,394	$2,869

Interest income recognized on impaired loans during the three and six months ended June 30, 2015 was $344 thousand and $599 thousand, respectively. The average balance of total impaired loans was $29.9 million and $30.2 million for the same periods, respectively.

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

	For the three months ended June 30, 2015
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$7,089	$3,023	$1,240	$1,322	$240	$12,914
Provision for loan losses	512	(670)	(108)	(743)	59	(950)

Loan charge-offs	36	-	104	44	140	324
Loan recoveries	(272)	(737)	(42)	(34)	(64)	(1,149)
Net loans charged-off (recovered)	(236)	(737)	62	10	76	(825)

Allowance for loan losses, end of period	$7,837	$3,090	$1,070	$569	$223	$12,789

	For the six months ended June 30, 2015
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$7,373	$2,856	$1,047	$1,338	$306	$12,920
Provision for loan losses	574	(496)	23	(731)	80	(550)

Loan charge-offs	434	25	177	89	304	1,029
Loan recoveries	(324)	(755)	(177)	(51)	(141)	(1,448)
Net loans charged-off (recovered)	110	(730)	-	38	163	(419)

Allowance for loan losses, end of period	$7,837	$3,090	$1,070	$569	$223	$12,789

	June 30, 2015
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$2,686	$66	$115	$2	$-	$2,869
Collectively evaluated for impairment	5,151	3,024	955	567	223	9,920
Allowance for loan losses, end of period	$7,837	$3,090	$1,070	$569	$223	$12,789

Individually evaluated for impairment	$29,245	$909	$941	$13	$-	$31,108
Collectively evaluated for impairment	395,909	219,970	87,548	76,346	13,127	792,900
Loans, gross	$425,154	$220,879	$88,489	$76,359	$13,127	$824,008

	For the three months ended June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,457	$3,074	$1,523	$1,128	$61	$16,243
Provision for loan losses	174	109	(307)	(180)	204	-

Loan charge-offs	618	85	145	54	112	1,014
Loan recoveries	(246)	(14)	(12)	(21)	(74)	(367)
Net loans charged-off (recovered)	372	71	133	33	38	647

Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

	For the six months ended June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Allowance for loan losses, beginning of period	$10,565	$3,124	$1,682	$1,118	$(4)	$16,485
Provision for loan losses	222	72	(478)	(145)	329	-

Loan charge-offs	779	189	145	110	267	1,490
Loan recoveries	(251)	(105)	(24)	(52)	(169)	(601)
Net loans charged-off (recovered)	528	84	121	58	98	889

Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

	June 30, 2014
	Commercial	Single-family	Commercial and
	real estate	residential	industrial	Consumer	Other	Total
Individually evaluated for impairment	$1,758	$165	$99	$3	$-	$2,025
Collectively evaluated for impairment	8,501	2,947	984	912	227	13,571
Allowance for loan losses, end of period	$10,259	$3,112	$1,083	$915	$227	$15,596

Individually evaluated for impairment	$38,877	$1,757	$2,023	$16	$-	$42,673
Collectively evaluated for impairment	402,293	175,422	70,237	51,833	10,591	710,376
Loans, gross	$441,170	$177,179	$72,260	$51,849	$10,591	$753,049

7.     Other Loans Held for Sale

The following table summarizes the changes in other loans held for sale at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Other loans held for sale, beginning of period	$-	$-	$-	$-

SBA loans transferred to other loans held for sale	978	-	2,586	1,166
Proceeds from sales of SBA loans	(1,078)	-	(2,809)	(1,236)
Gain on sale of SBA loans	100	-	223	70
SBA loan activity, net	-	-	-	-

Other loans held for sale, end of period	$-	$-	$-	$-

8.     Premises and Equipment, net

The following table summarizes premises and equipment balances, net at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Land	$5,521	$5,521
Buildings	19,565	19,539
Furniture and equipment	14,613	13,395
Software	5,598	5,556
Leasehold improvements	3,790	3,782
Capital lease asset	-	557
Bank automobiles	94	94
Premises and equipment, gross	$49,181	$48,444

Accumulated depreciation	(27,519)	(26,438)
Premises and equipment, net	$21,662	$22,006

At June 30, 2015, the Bank provided banking products and services through 25 branches of which five were leased and 20 were owned. In addition to our 25 full-service branches at June 30, 2015, the Bank operated seven limited-service branches located in retirement centers in the Upstate.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $563 thousand and $583 thousand, respectively. Depreciation expense for both the six months ended June 30, 2015 and 2014 was $1.2 million.

9.     Servicing Rights

Residential Mortgage-Servicing Rights

The following table summarizes the changes in residential mortgage-servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Mortgage-servicing rights portfolio, net of valuation allowance, beginning of period	$2,234	$2,406	$2,248	$2,431
Capitalized mortgage-servicing rights	136	127	262	242
Mortgage-servicing rights portfolio amortization and impairment	(163)	(149)	(303)	(289)
Mortgage-servicing rights portfolio, net of valuation allowance, end of period	$2,207	$2,384	$2,207	$2,384

The estimated fair value of residential mortgage-servicing rights was $3.4 million at both June 30, 2015 and December 31, 2014.

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage-servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Valuation allowance, beginning of period	$21	$31	$21	$31
Additions charged to operations, net	1	2	1	2
Valuation allowance, end of period	$22	$33	$22	$33

SBA Servicing Rights

The following table summarizes the changes in SBA servicing rights at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
SBA servicing rights portfolio, net of valuation allowance, beginning of period	$118	$90	$77	$64
Capitalized SBA servicing rights	26	-	69	31
SBA servicing rights portfolio amortization and impairment	(9)	(3)	(11)	(8)
SBA servicing rights portfolio, net of valuation allowance, end of period	$135	$87	$135	$87

The estimated fair value of SBA servicing rights was $142 thousand and $84 thousand at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the activity in the valuation allowance for impairment of the SBA servicing rights portfolio at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Valuation allowance, beginning of period	$11	$11	$12	$8
Additions charged (reductions credited) to operations, net	2	(2)	1	1
Valuation allowance, end of period	$13	$9	$13	$9

10.     Foreclosed Real Estate and Repossessed Personal Property

Composition

The following table summarizes foreclosed real estate and repossessed personal property at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Foreclosed real estate	$5,291	$5,949
Repossessed personal property	41	35
Total foreclosed real estate and repossessed personal property	$5,332	$5,984

Included in foreclosed real estate at June 30, 2015 were 54 residential lots with an aggregate net book value of $4.1 million, in three separate communities related to one real estate development.

Foreclosed Real Estate Activity

The following table summarizes changes in foreclosed real estate at the dates and for the periods indicated (in thousands).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Foreclosed real estate, beginning of period	$5,756	$7,490	$5,949	$7,502
Plus: new foreclosed real estate	10	665	1,900	1,120
Less: proceeds from sale of foreclosed real estate	(272)	(209)	(2,496)	(473)
Plus: net gain on sale of foreclosed real estate	86	7	354	50
Less: writedowns and losses charged to expense	(289)	(618)	(416)	(864)
Foreclosed real estate, end of period	$5,291	$7,335	$5,291	$7,335

11.     Bank-Owned Life Insurance

The Company owns two fully-funded general account life insurance policies on certain members of its leadership team. The Company paid all premiums on these policies and is the sole beneficiary. However, in order to encourage the covered employees (which we refer to herein as “teammates”) to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. Each policy was funded with a premium of $5.0 million paid to AA+ rated insurance companies. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value of $10.5 million and $10.4 million at June 30, 2015 and December 31, 2014, respectively.

In addition, the Company has fully-funded life insurance policies on two former members of executive management who are retired from the Company. At both June 30, 2015 and December 31, 2014, the cash surrender value of these policies attributable to the Company totaled $1.6 million.

12.     Deposits

Composition

The following table summarizes the composition of deposits at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Transaction deposits	$570,046	$528,633
Money market deposits	147,475	138,449
Savings deposits	100,206	90,318
Time deposits $100,000 and greater	62,456	67,419
Time deposits less than $100,000	96,855	103,501
Total deposits	$977,038	$928,320

At June 30, 2015 and December 31, 2014, $411 thousand and $531 thousand, respectively, of overdrawn transaction deposit accounts were reclassified to loans.

At June 30, 2015 and December 31, 2014, $15.9 million and $17.6 million, respectively, of time deposits meet or exceed the FDIC insurance limit of $250,000.

Interest Expense on Deposit Accounts

The following table summarizes interest expense on deposits for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Transaction deposits	$16	$10	$27	$20
Money market deposits	22	9	32	18
Savings deposits	3	1	6	4
Time deposits	72	103	152	208
Total interest expense on deposits	$113	$123	$217	$250

13.     Borrowings

Retail Repurchase Agreements

Retail repurchase agreements represent overnight secured borrowing arrangements between the Bank and certain clients. Retail repurchase agreements are not insured deposits and were secured by $24.9 million and $36.6 million of the Company’s investment securities available for sale at June 30, 2015 and December 31, 2014, respectively.

FHLB Advances

As disclosed in Note 5, Investment Securities Available for Sale, and Note 6, Loans, the Bank may pledge investment securities and loans to collateralize FHLB advances. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The FHLB allows the Bank to borrow up to 25% of total assets, subject to available collateral.

The following table summarizes the collateral utilization and availability of borrowings from the FHLB at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Available lendable loan collateral value pledged to serve against FHLB advances	$74,061	$79,139
FHLB advances outstanding	30,000	35,000
Excess lendable collateral value pledged to serve against FHLB advances	$44,061	$44,139

The outstanding FHLB advance at June 30, 2015 had an interest rate of 0.29% and matured on July 27, 2015. The advance was repaid at maturity from the Bank’s available cash balances.

Federal Reserve Discount Window

At June 30, 2015 and December 31, 2014, $43.0 million and $39.5 million, respectively, of loans and investment securities were pledged as collateral to cover the various Federal Reserve services that are available for use by the Bank. Of these amounts, $32.0 million and $29.1 million were available as lendable collateral at June 30, 2015 and December 31, 2014, respectively. The Bank’s borrowings from the Federal Reserve Discount Window (the “Discount Window”) are at the primary credit rate. Primary credit is available through the Discount Window to generally sound depository institutions on a very short-term basis, typically overnight, at a rate above the Federal Open Market Committee target rate for federal funds. The Bank’s maximum maturity for potential borrowings is overnight. The Bank has not drawn on this availability other than to periodically test its ability to access the line. The Federal Reserve has the discretion to deny approval of borrowing requests.

Other Borrowings

Other borrowings generally consist of outstanding borrowings on correspondent bank lines of credit. The following table summarizes the Bank’s correspondent bank lines of credit at both June 30, 2015 and December 31, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000
Number of lines available	2	6	8

None of the lines of credit were utilized as of either date. These funding sources may be canceled at any time at the correspondent bank’s discretion.

14.     Shareholders’ Equity

Common Shares

At June 30, 2015, the Company had 75,000,000 authorized shares of common stock of which 12,813,442 were issued and outstanding. As of July 24, 2015, the Company has reserved a total of 554,647 shares for future issuance under various equity incentive plans.

For disclosure regarding actual and potential share issuances under the Company’s equity award plans, see Note 17, Equity-Based Compensation.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Net unrealized loss on investment securities available for sale	$(209)	$(819)
Net unrealized defined benefit pension plan actuarial loss	(9,084)	(9,084)
Total accumulated other comprehensive loss, net of tax	$(9,293)	$(9,903)

Authorized Preferred Shares

The Company has authorized for issuance 2,500,000 shares of preferred stock with such preferences, limitations and relative rights within legal limits of the class, or one or more series within the class, as are set by the Board of Directors. To date, the Company has not issued any preferred shares.

Cash Dividends

Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the six months ended June 30, 2015, the Company declared and paid cash dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
1/15/2015	2/2/2015	2/16/2015	$0.08
4/16/2015	5/4/2015	5/18/2015	0.08

Subsequently, the Company declared a cash dividend of $0.08 per common share on July 16, 2015 payable on August 17, 2015.

The dividends paid to common shareholders were funded by dividends paid to the Company by the Bank.

15.     Income Taxes

As of June 30, 2015, the Company had federal net operating loss carryforwards of $2.7 million, which, if not utilized to offset future taxable income, will expire in 2032. During the six months ended June 30, 2015, the Company utilized $5.8 million of federal net operating loss carryforwards to offset federal taxable income. This amount was comprised of $5.8 million of federal net operating loss carryforwards that would have expired in 2032.

As of June 30, 2015, net deferred tax assets of $14.0 million were recorded in the Company’s Consolidated Balance Sheet, a portion of which includes the after-tax impact of net operating loss carryforwards. Based on information available as of June 30, 2015, the Company determined that a valuation allowance against the deferred tax asset was not necessary.

In 2010, the Company consummated a private offering pursuant to which the Company issued 9,993,995 shares of its common stock at $10.40 per share (the “Private Placement”). The Private Placement was considered a change in control under the Internal Revenue Code and Regulations. Accordingly, the Company was required to evaluate potential limitation or deferral of its ability to carryforward pre-acquisition net operating losses and to determine the amount of net unrealized pre-acquisition built-in losses which are subject to similar limitation or deferral. Under the Internal Revenue Code and Regulations, net unrealized pre-acquisition built-in losses realized within five years of the change in control on October 7, 2010 are subject to potential limitation. Through that date, the Company will continue to analyze its ability to utilize such losses to offset anticipated future taxable income as pre-acquisition built-in losses are ultimately realized. As of June 30, 2015, the Company estimates that future utilization of built-in losses of $53 million generated prior to the Private Placement will be limited to $1.1 million per year. However, this estimate will not be conclusively confirmed until the five-year limitation period expires in October 2015. The Company’s deferred tax asset does not include any recognized built-in losses that exceed the amount expected to be utilized against future taxable income.

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

Through June 30, 2014, teammate contributions were matched at a rate of $0.10 per dollar up to 6% of a teammate’s eligible compensation. Effective July 1, 2014, the match of teammate contributions was increased to a rate of $0.25 per dollar up to 6% of a teammate’s eligible compensation. The Company’s matching contributions totaled $36 thousand and $15 thousand for the three months ended June 30, 2015 and 2014, respectively. The Company’s matching contributions totaled $68 thousand and $27 thousand for the six months ended June 30, 2015 and 2014, respectively.

The Internal Revenue Service (“IRS”) imposes certain annual limitations on the amount of allowable contributions to the 401(k) Plan by highly compensated participants (as determined annually by applying the required IRS tests). To the extent teammates receive refunds of prior deferrals as a result of the annual limitations, the Bank maintains a benefit equalization plan into which such teammates may contribute refunds. The benefit equalization plan operates similar to the 401(k) Plan except that this plan is a nonqualified plan under the IRS rules, and the assets of the benefit equalization plan are subject to the general creditors of the Bank. At June 30, 2015 and December 31, 2014, assets in the benefit equalization plan were $65 thousand and $40 thousand, respectively, and are included in Other assets in the Consolidated Balance Sheet. An offsetting liability of $65 thousand and $40 thousand, respectively, is reflected in Other liabilities and represents the Bank’s obligation to benefit equalization plan participants.

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

The Company’s net accrued pension liability is included in Other liabilities in the Consolidated Balance Sheets and totaled $2.5 million and $3.0 million at June 30, 2015 and December 31, 2014, respectively.

Cost of the Pension Plan. The following table summarizes the components of net periodic pension expense, which is included in Salaries and other personnel expense in the Consolidated Statements of Income, for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest cost	$204	$144	$409	$412
Expected return on plan assets	(266)	(170)	(533)	(487)
Amortization of net actuarial loss	224	121	449	376
Net periodic pension expense	$162	$95	$325	$301

As a result of the decision to cease accruing benefits under the Pension Plan effective December 31, 2007, no costs relative to service have been necessary since that date as teammates no longer accrue benefits for services rendered.

Pension Plan Assets. The following table summarizes the fair value of Pension Plan assets by major category at the dates indicated (in thousands).

	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$1,501	$902
Mutual funds	909	902
Corporate stocks	1,076	1,085
Exchange traded funds	13,813	14,351
Foreign equities	66	182
Other	3	7
Total Pension Plan assets	$17,368	$17,429

Fair Value Measurements. The following tables summarize Pension Plan assets measured at fair value at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30,	December 31,
	2015	2014
Level 1	$2,580	$1,994
Level 2	14,788	15,435
Level 3	-	-
Total Pension Plan assets	$17,368	$17,429

There were no changes in the Pension Plan’s Level 3 assets during the three and six months ended June 30, 2015.

Current and Future Expected Contributions. The Company contributed $800 thousand to the Pension Plan during the six months ended June 30, 2015 and expects to contribute an additional $800 thousand during the remainder of 2015.

17.     Equity-Based Compensation

1997 Stock Compensation Plan

The following table summarizes stock option activity for the Company’s 1997 Stock Compensation Plan (the “1997 Plan”) at the dates and for the periods indicated.

	Stock options outstanding	Weighted-average exercise price
Outstanding, December 31, 2014	2,950	$109.80
Expired	(250)	106.40
Outstanding, June 30, 2015	2,700	110.12

The following table summarizes information regarding stock options under the 1997 Plan that were outstanding and exercisable at June 30, 2015.

Weighted-average exercise price	Number of stock options outstanding and exercisable	Weighted-average remaining contractual life (years)
$109.20	2,500	0.93
121.60	200	1.55
Total	2,700	0.97

At June 30, 2015 and December 31, 2014, the fair value of the Company’s common stock did not exceed the exercise price of any options outstanding and exercisable under the 1997 Plan and, therefore, the stock options had no intrinsic value.

2008 Restricted Stock Plan

The weighted-average grant date fair value per share of shares granted under the Company’s 2008 Restricted Stock Plan (“the 2008 Plan”) net of forfeitures was $27.62 at both June 30, 2015 and December 31, 2014. There were no grants or forfeitures of restricted stock under the 2008 Plan during the six months ended June 30, 2015. There were 116 shares available for issuance under the 2008 Plan at June 30, 2015.

Of the 62,384 net restricted stock awards granted under the 2008 Plan, the following table summarizes vesting status and activity at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2014	6,064	56,320	62,384
Vested	(3,048)	3,048	-
Balance, June 30, 2015	3,016	59,368	62,384

Unvested shares at June 30, 2015 are scheduled to vest through 2016 in accordance with the terms of the individual awards, subject to prior events such as termination of employment or a change of control causing forfeiture of the awards or acceleration of vesting.

2011 Stock Incentive Plan

The following table summarizes stock option and restricted stock information for the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) at the dates and for the periods indicated.

	Total stock options and restricted stock granted, net of forfeitures	Stock options outstanding	Weighted-average exercise price per share	Shares of restricted stock granted, net of forfeitures	Weighted-average grant date fair value per share
Balance, December 31, 2014	545,984	402,001	$10.90	132,733	$11.42
Granted	4,186	-	-	4,186	16.70
Balance, June 30, 2015	550,170	402,001	10.90	136,919	11.58

Total shares available for grant under the 2011 Plan	700,000
Remaining shares available for grant, June 30, 2015	149,830

During the six months ended June 30, 2015, 4,186 shares of restricted stock with a total grant date fair value of $70 thousand were granted to the non-management members of the Board of Directors as compensation for their annual Board retainers.

The following table summarizes the activity of restricted stock under the 2011 Plan at the dates and for the period indicated.

	Unvested	Vested	Total granted, net of forfeitures
Balance, December 31, 2014	92,834	39,899	132,733
Granted	4,186	-	4,186
Vested	(39,631)	39,631	-
Balance, June 30, 2015	57,389	79,530	136,919

Unvested shares at June 30, 2015 are scheduled to vest through 2019 in accordance with the terms of the individual awards, subject to prior events such as termination of employment or a change of control causing forfeiture of the awards or acceleration of vesting.

The weighted-average grant date fair value of restricted stock awards that vested during the six months ended June 30, 2015 was $11.19 per share. The value of shares vested during the six months ended June 30, 2015 based on vesting date fair value totaled $729 thousand.

The following table summarizes information regarding stock options under the 2011 Plan that were outstanding and exercisable at June 30, 2015.

	Options outstanding			Options exercisable
Weighted-average exercise price	Number of stock options	Weighted-average remaining contractual life (years)	Value of outstanding in-the-money stock options	Number of stock options	Weighted-average remaining contractual life (years)	Value of exercisable in-the-money stock options
$10.40	312,501	5.88	$2,928,134	208,334	5.88	$1,952,090
11.00	59,500	6.05	521,815	34,583	6.05	303,293
12.96	4,000	8.64	27,240	1,333	8.64	9,078
16.43	26,000	9.47	86,840	-	-	-
Total	402,001	6.17	$3,564,029	244,250	5.92	$2,264,460

Unvested options at June 30, 2015 are scheduled to vest through 2019 in accordance with the terms of the individual awards, subject to prior events such as termination of employment or a change of control causing forfeiture of the awards or acceleration of vesting.

Compensation Expense Relating to Equity-Based Compensation

The following table summarizes compensation expense for the 1997 Plan, 2008 Plan and 2011 Plan charged against pretax income for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Compensation expense
1997 Plan	$-	$-	$-	$-
2008 Plan	9	31	20	62
2011 Plan	111	154	291	375
Total equity-based compensation expense	$120	$185	$311	$437

Income tax benefit	$45	$68	$115	$161

At June 30, 2015, the total unrecognized compensation expense related to unvested equity awards granted under the 2008 Plan and the 2011 Plan was $28 thousand and $688 thousand, respectively. This expense is scheduled to be recognized through 2016 under the 2008 Plan and 2019 under the 2011 Plan in accordance with the terms of the individual awards.

18.     Average Share Information

The following table reconciles the denominators of the basic and diluted net income per common share computations for the periods indicated (dollars in thousands, except per common share data).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic net income per common share
Net income applicable to common shareholders	$2,040	$2,027	$4,772	$4,055
Undistributed earnings allocated to participating securities	(6)	(16)	(19)	(35)
Net income allocated to common shareholders	$2,034	$2,011	$4,753	$4,020
Weighted average basic common shares	12,732,694	12,690,287	12,724,379	12,682,813
Basic net income per common share	$0.16	$0.16	$0.37	$0.32

Diluted net income per common share
Net income applicable to common shareholders	$2,040	$2,027	$4,772	$4,055
Undistributed earnings allocated to participating securities	(6)	(16)	(19)	(34)
Net income allocated to common shareholders	$2,034	$2,011	$4,753	$4,021
Weighted average basic common shares	12,732,694	12,690,287	12,724,379	12,682,813
Dilutive potential common shares (1)	155,518	54,644	145,867	43,682
Weighted average diluted common shares	12,888,212	12,744,931	12,870,246	12,726,495
Diluted net income per common share	$0.16	$0.16	$0.37	$0.32

(1) Includes dilutive impact of stock options, as applicable

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

The following table summarizes the contractual amounts of the Company’s unused lending commitments relating to extensions of credit with off-balance sheet risk at June 30, 2015 (in thousands).

Commitments to extend credit:
Revolving, open-end loans secured by single-family residential properties	$78,337
Commercial real estate, construction and land development loans secured by real estate
Single-family residential construction loans	12,601
Commercial real estate, other construction loans, and land development loans	49,632
Commercial and industrial loans	40,180
Overdraft protection loans	31,335
Other	10,939
Total commitments to extend credit	$223,024

Standby letters of credit are issued for clients in connection with contracts between clients and third parties. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The maximum potential amount of undiscounted future advances related to letters of credit was $3.6 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively.

The reserve for estimated credit losses on unfunded lending commitments at June 30, 2015 and December 31, 2014 was $243 thousand and $472 thousand, respectively.

For disclosure regarding our derivative financial instruments and hedging activities, see Note 20, Derivative Financial Instruments and Hedging Activities.

Contractual Obligations

In 2013, the Bank entered into a subscription agreement for a limited partnership investment in Plexus Fund III, L.P. (the “Fund”). The Bank’s commitment represents approximately 1.3% of the Fund’s total capital commitments. As of June 30, 2015, the Bank invested $800 thousand in the Fund in connection with its capital call obligation and $1.2 million remains subject to additional capital calls. Capital calls are at the discretion of the Fund and are expected to be fully invested by 2018.

20.     Derivative Financial Instruments and Hedging Activities

At June 30, 2015 and December 31, 2014, the Company’s only derivative instruments related to residential mortgage-banking activities.

At June 30, 2015, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $10.6 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $219 thousand. At December 31, 2014, the notional amount of commitments to originate conforming mortgage loans held for sale totaled $2.4 million. These derivative loan commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $85 thousand. The net change in derivative loan commitment fair values during the three months ended June 30, 2015 and 2014 resulted in income (expense) of $(40) thousand and $57 thousand, respectively. The net change in derivative loan commitment fair values during the six months ended June 30, 2015 and 2014 resulted in income of $134 thousand and $58 thousand, respectively.

The notional amount of forward sales commitments totaled $11.1 million at June 30, 2015. These forward sales commitments had positive fair values, included in Other assets in the Consolidated Balance Sheets, totaling $59 thousand and negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $2 thousand. The notional amount of forward sales commitments totaled $2.3 million at December 31, 2014. These forward sales commitments had negative fair values, included in Other liabilities in the Consolidated Balance Sheets, totaling $18 thousand. The net change in forward sales commitment fair values during the three months ended June 30, 2015 and 2014 resulted in income (expense) of $100 thousand and $(46) thousand, respectively. The net change in forward sales commitment fair values during the six months ended June 30, 2015 and 2014 resulted in income (expense) of $75 thousand and $(65) thousand, respectively.

21.     Disclosures Regarding Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,942	$8,148	$-	$10,090
Investment securities available for sale
U.S. agency	-	3,203	-	3,203
State and municipal	-	6,477	-	6,477
Collateralized mortgage obligations (federal agencies)	-	86,713	-	86,713
Other mortgage-backed (federal agencies)	-	75,958	-	75,958
SBA loan-backed (federal agency)	17,371	13,326	-	30,697
Derivative financial instruments	-	278	-	278
Total assets measured at fair value on a recurring basis	$19,313	$191,985	$2,118	$213,416

Liabilities
Derivative financial instruments	$-	$2	$-	$2

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Trading account assets	$1,397	$4,116	$-	$5,513
Investment securities available for sale
U.S. agency	-	3,965	-	3,965
State and municipal	572	6,160	-	6,732
Collateralized mortgage obligations (federal agencies)	-	87,774	-	87,774
Other mortgage-backed (federal agencies)	-	78,503	-	78,503
SBA loan-backed (federal agency)	19,675	14,862	-	34,537
Derivative financial instruments	-	85	-	85
Total assets measured at fair value on a recurring basis	$21,644	$195,465	$-	$217,109

Liabilities
Derivative financial instruments	$-	$18	$-	$18

For disclosure regarding the fair value of Pension Plan assets, see Note 16, Benefit Plans.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis in the Consolidated Balance Sheets, the following tables summarize the level of valuation assumptions used to determine fair value of the related individual assets at the dates indicated (in thousands). There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2015 or December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$3,178	$-	$3,178
Impaired loans	-	6,699	-	6,699
Foreclosed real estate	254	420	3,989	4,663
Total assets measured at fair value on a nonrecurring basis	$254	$10,297	$3,989	$14,540

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held for sale	$-	$1,125	$-	$1,125
Impaired loans	-	5,709	-	5,709
Foreclosed real estate	82	-	4,717	4,799
Total assets measured at fair value on a nonrecurring basis	$82	$6,834	$4,717	$11,633

Level 3 Valuation Methodologies. The following table summarizes the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis at the dates indicated (in thousands).

June 30, 2015	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$3,989	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

December 31, 2014	Fair value	Valuation technique	Significant unobservable inputs
Assets
Foreclosed real estate	$4,717	Appraisals of collateral value	Adjustments to appraisal for age of comparable sales

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

	Carrying amount	Fair value
June 30, 2015
Financial instruments - assets
Loans (1)	$807,497	$809,314

Financial instruments - liabilities
Deposits	977,038	927,037

December 31, 2014
Financial instruments - assets
Loans (1)	$788,228	$788,334

Financial instruments - liabilities
Deposits	928,320	885,100

(1)	Includes gross loans less impaired loans for which fair value exceeds carrying value and allowance for loan losses relative to loans collectively evaluated for impairment

22.     Regulatory Capital Requirements

In 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The following table summarizes capital ratios and related information in accordance with Basel III as measured at June 30, 2015 and pre-existing rules at December 31, 2014. For disclosure regarding changes resulting from Basel III see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Capital, Basel III. The Bank was classified in the well-capitalized category at both June 30, 2015 and December 31, 2014 under the regulatory capital rules in effect at each date. Since June 30, 2015, no conditions or events have occurred, of which the Company is aware, that have resulted in a material change in the Bank's regulatory risk category other than as reported in this Quarterly Report on Form 10-Q.

	June 30, 2015
	Ratio	Amount	"Adequately-capitalized" minimum	"Well-capitalized" minimum
Common equity Tier 1 capital
Company	14.50%	$136,295	4.5%	6.5%
Bank	14.51	136,349	4.5	6.5

Tier 1 risk-based capital
Company	14.50	136,295	6.0	8.0
Bank	14.51	136,349	6.0	8.0

Total risk-based capital
Company	15.76	148,130	8.0	10.0
Bank	15.77	148,181	8.0	10.0

Tier 1 leverage
Company	11.71	136,295	4.0	5.0
Bank	11.72	136,349	4.0	5.0

Risk-weighted assets
Company	n/a	939,737	n/a	n/a
Bank	n/a	939,686	n/a	n/a

Adjusted quarterly average total assets (1)
Company	n/a	1,163,619	n/a	n/a
Bank	n/a	1,163,810	n/a	n/a

	December 31, 2014
	Ratio	Amount	"Adequately-capitalized" minimum	"Well-capitalized" minimum
Common equity Tier 1 capital
Company	n/a	n/a	n/a	n/a
Bank	n/a	n/a	n/a	n/a

Tier 1 risk-based capital
Company	15.00%	$132,455	4.0%	6.0%
Bank	14.99	132,299	4.0	6.0

Total risk-based capital
Company	16.26	143,519	8.0	10.0
Bank	16.24	143,363	8.0	10.0

Tier 1 leverage
Company	12.15	132,455	4.0	5.0
Bank	12.13	132,299	4.0	5.0

Risk-weighted assets
Company	n/a	882,809	n/a	n/a
Bank	n/a	882,781	n/a	n/a

Adjusted quarterly average total assets (1)
Company	n/a	1,090,314	n/a	n/a
Bank	n/a	1,090,281	n/a	n/a

(1)	Reflects adjusted average total assets for the three months ended June 30, 2015 and December 31, 2014.

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

●	Our expectations regarding our revenues, expenses, effective tax rates and other results of operations,
●	Changes in the interest-rate environment which could reduce net interest margins or result in deposits being withdrawn from the Bank,
●	Increased cybersecurity risk, including potential network breaches, business disruptions or financial losses,
●	Fraud committed by third parties, including cybersecurity risks associated with transactions initiated through our electronic banking products and services, whether initiated by clients or the Bank,
●	Risks associated with a failure in, or breach of, our operations, security systems or infrastructure, or those of our third-party vendors or business partners,
●	Changes in political conditions and the legislative or regulatory environment including the impact of ongoing financial reform legislation on the banking and financial services industries,

●	Potential limitations on our ability to utilize net operating loss and net realized built-in loss carryforwards for income tax purposes,
●	Risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits,
●	Potential corporate transactions, including mergers and acquisitions and securities offerings, and the impact on the market value of our common stock and integration risk,
●

Our ability to consummate our previously announced merger with United Community Banks, Inc. (“United”), including the ability to obtain required shareholder approval of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions,

●	The diversion of management time from core banking functions due to merger-related issues,
●	Potential difficulty in maintaining relationships with clients, teammates or business partners as a result of our previously announced merger with United,
●	Our ability to maintain appropriate levels of capital including levels required under the capital rules under Basel III,
●	Our ability to comply with regulatory rules and restrictions and potential regulatory actions if we fail to comply,
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

Management, in conjunction with the Company’s independent registered public accounting firm, discusses the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors on an annual basis. We determined that accounting for our allowance for loan losses and the related reserve for unfunded commitments, servicing rights, foreclosed real estate, net deferred tax asset, defined benefit pension plan and fair value measurements are critical accounting policies. The determination of the carrying amounts for all of these items involves considerable subjective judgment and estimation by management. For additional information regarding our critical accounting policies and estimates, refer to our 2014 Annual Report on Form 10-K.

GAAP Reconciliation and Explanation

This Quarterly Report on Form 10-Q contains a non-GAAP financial measure determined by methods other than in accordance with GAAP. This non-GAAP financial measure is referred to as noninterest expense excluding merger-related expenses. Management uses this non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes this non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. This non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  The following table reconciles this non-GAAP financial measure presented herein to the GAAP financial measure (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Total noninterest expense, excluding merger-related expenses	$9,424	$10,084	$18,206	$20,173
Plus: Merger-related expenses	1,361	-	1,373	-
Total noninterest expense (GAAP)	$10,785	$10,084	$19,579	$20,173

Selected Financial Data

The following selected financial data should be read in conjunction with Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per common share data).

	At and for the three months ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
STATEMENTS OF INCOME
Interest income	$10,251	$9,986	$9,783	$9,871	$9,920
Interest expense	139	134	123	126	131
Net interest income	10,112	9,852	9,660	9,745	9,789
Provision for loan losses	(950)	400	(1,800)	(500)	-
Net interest income after provision for loan losses	11,062	9,452	11,460	10,245	9,789
Noninterest income	3,377	3,541	3,274	3,408	3,490
Noninterest expense	10,785	8,794	9,486	10,482	10,084
Net income before provision for income taxes	3,654	4,199	5,248	3,171	3,195
Provision for income taxes	1,614	1,467	1,930	1,189	1,168
Net income	$2,040	$2,732	$3,318	$1,982	$2,027

COMMON AND PER SHARE DATA
Net income per common share:
Basic	$0.16	$0.21	$0.26	$0.15	$0.16
Diluted	0.16	0.21	0.26	0.15	0.16
Cash dividends declared per common share	0.08	0.08	0.05	0.05	-
Book value per common share	10.67	10.62	10.39	10.27	10.18
Outstanding common shares	12,813,442	12,814,574	12,810,388	12,793,543	12,791,621
Weighted average basic common shares	12,732,694	12,715,972	12,710,934	12,710,091	12,690,287
Weighted average diluted common shares	12,888,212	12,851,076	12,814,738	12,771,634	12,744,931
Dividend payout ratio	50.2%	37.5%	19.2%	32.3%	n/a %

PERIOD-END BALANCES
Total assets	$1,164,922	$1,173,222	$1,118,811	$1,097,175	$1,091,665
Investment securities available for sale, at fair value	203,048	211,968	211,511	214,582	209,617
Total loans, including loans held for sale	827,186	835,629	806,184	777,215	757,923
Deposits and retail repurchase agreements	992,022	980,139	944,241	960,339	946,120
Federal Home Loan Bank advances	30,000	50,000	35,000	-	10,000
Shareholders' equity	136,666	136,028	133,044	131,335	130,254

AVERAGE BALANCES
Total assets	$1,172,920	$1,141,944	$1,100,296	$1,090,636	$1,099,617
Interest-earning assets	1,109,068	1,075,115	1,035,282	1,024,657	1,031,877
Investment securities available for sale, at fair value	207,654	210,892	212,301	210,929	207,575
Total loans, including loans held for sale	830,283	814,489	772,621	753,711	755,199
Deposits and retail repurchase agreements	993,850	952,906	960,232	952,314	952,768
Federal Home Loan Bank advances	36,374	48,057	2,663	2,174	13,187
Other borrowings	7	-	6	-	6
Shareholders' equity	136,137	134,186	132,823	131,094	128,612

SELECT PERFORMANCE RATIOS
Return on average assets	0.70%	0.97%	1.20%	0.72%	0.74%
Return on average shareholders' equity	6.01	8.26	9.91	6.00	6.32
Net interest margin	3.66	3.72	3.70	3.77	3.81

CAPITAL RATIOS
Average shareholders' equity as a percentage of average assets	11.61%	11.75%	12.07%	12.02%	11.70%
Shareholders' equity as a percentage of assets	11.73	11.59	11.89	11.97	11.93
Common equity Tier 1 capital	14.50	14.37	-	-	-
Tier 1 risk-based capital	14.50	14.37	15.00	15.41	15.29
Total risk-based capital	15.76	15.63	16.26	16.67	16.54
Tier 1 leverage	11.71	11.86	12.15	12.01	11.69

ASSET QUALITY INFORMATION
Allowance for loan losses	$12,789	$12,914	$12,920	$15,366	$15,596
Nonaccrual loans	10,354	10,362	12,463	14,611	15,269
Nonperforming assets	15,686	16,139	18,447	21,256	22,693
Loans 90 days past due and still accruing interest	2,912	233	238	243	731
Net loans charged-off (recovered)	(825)	406	646	(270)	647
Allowance for loan losses as a percentage of gross loans	1.55%	1.55%	1.60%	1.98%	2.07%
Nonaccrual loans and loans 90 days past due and still accruing interest as a percentage of gross loans	1.61	1.27	1.58	1.91	2.12
Nonperforming assets and loans 90 days past due and still accruing interest as a percentage of total assets	1.60	1.40	1.67	1.96	2.15
Net loans charged-off (recovered) as a percentage of average gross loans, annualized	(0.40)	0.20	0.34	(0.14)	0.34

OTHER DATA
Number of full-service branches	25	25	25	25	25
Number of full-time equivalent teammates	286.6	290.3	285.8	289.0	298.8

Executive Summary

Company Overview

Our financial results were significantly impacted by the recession from December 2007 to June 2009 (commonly referred to as the “Great Recession”) and its aftermath. In 2009, the Board of Directors and Company leadership adopted and began executing a proactive and aggressive Strategic Project Plan to address the Company’s issues resulting from the Great Recession. The Strategic Project Plan and subsequent annual strategic plans included significant strategic changes to the Company’s operations. These strategic changes resulted in a reduction in problem assets, additional capital, a repositioned balance sheet, an improved and more efficient infrastructure and enhanced product and service offerings. In addition, we reconstituted our Senior Leadership Team, returned to annual profitability in 2013 and exited all remaining formal regulatory directives in 2014.

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

Proposed Merger with United Community Banks, Inc.

On April 22, 2015, the Company and United, the holding company for United Community Bank, jointly announced the signing of a definitive agreement (“Merger Agreement”) pursuant to which the Company and the Bank will merge with and into United and United Community Bank, respectively. The Bank will operate under the brand of United Community Bank. United has received all required regulatory approvals, and the Company has scheduled a special shareholders meeting for August 12, 2015 to vote on the merger. Assuming approval of the merger by the Company’s shareholders and the satisfaction of other customary closing conditions, the merger is expected to close on September 1, 2015.

Subject to certain conditions and potential adjustments, the Company’s shareholders will have the right to receive 0.97 shares of United’s common stock or $19.25 in cash, or a combination thereof, for each share of the Company’s common stock. The total merger consideration will be prorated as necessary to ensure that 30% of the total outstanding shares of the Company’s common stock will be exchanged for cash and 70% of the total outstanding shares of the Company’s common stock will be exchanged for shares of United’s common stock in the merger. Shares of the Company’s common stock exchanged for United’s common stock will convert into shares of United’s common stock in a tax free exchange. In addition to shares of the Company’s common stock exchanged for cash, cash will also be received in lieu of fractional shares.

For the six months ended June 30, 2015, the Company incurred merger-related expenses of $1.4 million representing investment banking, legal, accounting and other professional fees incurred in connection with the proposed merger.

Second Quarter 2015 Highlights

Our financial results for the three months ended June 30, 2015 reflect a growth strategy that includes controlled and managed growth concentrating first on organic loan and deposit growth, supplemented by tactical investments in other earning assets pending sustained loan growth that may be funded by short-term wholesale borrowings. We believe our growth strategy is resulting in more stable and predictable earnings.

Our performance going forward is subject to numerous risks and uncertainties, many of which are beyond our control, and we can provide no assurance regarding the sustainability of, or improvement in, future earnings. In addition, the pace of future problem asset resolution activities may vary and, as a result, the level of credit-related expenses may fluctuate from period to period.

For the three months ended June 30, 2015, the Company reported net income of $2.0 million ($0.16 per diluted common share) compared to $2.0 million ($0.16 per diluted common share) for the three months ended June 30, 2014. The results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 were primarily influenced by the following factors:

●

Net interest income increased $323 thousand, and net interest margin decreased 15 basis points to 3.66%. The increase in net interest income was due to increased interest income on loans resulting primarily from net growth in average loans and, to a lesser extent, an increase in trading account assets offset partially by a decline in investment securities yields. The decline in the net interest margin is due primarily to new and refinanced loans bearing lower interest rates in the current low interest rate environment.

●

Beginning in late 2014 and continuing into the first quarter 2015, we initiated a strategy to begin 2015 with a higher level of earning assets, both to replace unscheduled loan payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth to start 2015. The strategy included retaining on our balance sheet residential mortgage and SBA loan production, and purchases of loan pools, loan participations and trading account assets. Earning asset purchases totaled $57.9 million, of which $16.8 million was purchased in the first quarter 2015 that consisted of a pool of residential mortgage loans for $12.3 million and an additional investment in our trading account of $4.5 million. The purchased loans were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases contributed to our second quarter 2015 earnings and were primarily funded by short-term FHLB advances, which were fully repaid in July 2015.

●

A negative provision for loan losses of $950 thousand compared to no provision in the second quarter 2014. The provision in the second quarter 2015 reflects net recoveries of $825 thousand, a reduction in the loan portfolio, an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. Both quarters reflect continued improvement in the risk profile of the loan portfolio.

●

Total credit-related expenses, defined as foreclosed real estate writedowns and expenses and loan workout expenses, declined $575 thousand from the second quarter 2014, reflecting continued improvement in credit quality and asset values. Foreclosed real estate writedowns and expenses included a writedown on one foreclosed property of $183 thousand and $435 thousand, for the three months ended June 30, 2015 and 2014, respectively.

●

Mortgage-banking income increased $50 thousand from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to an increase in income from the change in market value of mortgage banking derivatives.

●

Salaries and other personnel expense declined $80 thousand as a result of increased incentive accruals and pension plan expense which were partially offset by a reduction in average full-time equivalent teammates and contract personnel, primarily related to reduced branch hours to better match client usage patterns of our various delivery channels, refined branch roles resulting in reduced headcount and process improvement initiatives that allowed us to combine certain positions.

●

Professional services expense decreased $53 thousand from the second quarter 2014 to the second quarter 2015 primarily as a result of a decline in expenses related to the revenue enhancement and process improvement projects during the second quarter 2014 that were not incurred during the second quarter 2015.

●	We incurred merger-related expenses of $1.4 million during the second quarter 2015 in connection with the proposed merger with United.
●

We experienced a 1.0% decrease in gross loans during the second quarter 2015 primarily as a result of unscheduled commercial and commercial real estate loan repayments. However, the face amount of organic loan originations in second quarter 2015 were $91.0 million, compared to $55.7 million in second quarter 2014.

●

Core deposits (defined as total deposits excluding time deposits of $100 thousand and greater) grew by $11.0 million during the second quarter 2015 to $914.6 million (overall cost of deposits of 0.05%).

●

Based on a competitive market analysis, we implemented selected fee increases effective July 1, 2014 and September 1, 2014 which resulted in increased revenues beginning in the third quarter 2014 that continued in 2015.

●

We completed a number of process improvements to reduce expenses with the reductions beginning primarily in the third quarter 2014 and continuing into 2015, including refinement of our staffing model in our Retail branches resulting in fewer full-time equivalent employees.

●	We declared a dividend of $0.08 per common share in April 2015 which was paid in May 2015.
●

We continued to implement technological enhancements to improve the Client Experience, risk management and operational efficiency. Examples in 2015 related to improving the Client Experience include mobile deposits as well as additional products including online consumer loan applications and an upgraded website.

●	Our common stock continued to be included in the small-cap Russell 2000® Index, and our stock price appreciated 4% during the second quarter 2015.

Financial Condition

The following discussion and analysis of our financial condition is provided on a consolidated basis with commentary on business specific implications where more granular information is available.

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,	Dollar	Percent
	2015	2014	variance	variance

Assets
Cash and cash equivalents
Cash and due from banks	$68,427	$36,887	$31,540	85.5%
Total cash and cash equivalents	68,427	36,887	31,540	85.5

Federal Home Loan Bank stock, at cost	2,282	2,556	(274)	(10.7)
Trading account assets, at fair value	10,090	5,513	4,577	83.0
Investment securities available for sale, at fair value	203,048	211,511	(8,463)	(4.0)
Mortgage loans held for sale	3,178	1,125	2,053	182.5

Loans, gross	824,008	805,059	18,949	2.4
Less: allowance for loan losses	(12,789)	(12,920)	131	(1.0)
Loans, net	811,219	792,139	19,080	2.4

Premises and equipment, net	21,662	22,006	(344)	(1.6)
Accrued interest receivable	3,375	3,387	(12)	(0.4)
Foreclosed real estate	5,291	5,949	(658)	(11.1)
Deferred tax asset, net	14,037	17,053	(3,016)	(17.7)
Bank-owned life insurance	12,079	11,923	156	1.3
Other assets	10,234	8,762	1,472	16.8
Total assets	$1,164,922	$1,118,811	$46,111	4.1%

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$213,246	$196,219	$17,027	8.7%
Interest-bearing	763,792	732,101	31,691	4.3
Total deposits	977,038	928,320	48,718	5.2

Retail repurchase agreements	14,984	15,921	(937)	(5.9)
Federal Home Loan Bank advances	30,000	35,000	(5,000)	(14.3)
Other liabilities	6,234	6,526	(292)	(4.5)
Total liabilities	1,028,256	985,767	42,489	4.3

Shareholders' equity
Preferred stock	-	-	-	-
Common stock	128	128	-	-
Capital surplus	145,674	145,384	290	0.2
Retained earnings (accumulated deficit)	157	(2,565)	2,722	(106.1)
Accumulated other comprehensive loss, net of tax	(9,293)	(9,903)	610	(6.2)
Total shareholders' equity	136,666	133,044	3,622	2.7

Total liabilities and shareholders' equity	$1,164,922	$1,118,811	$46,111	4.1%

Cash and Cash Equivalents

Carrying excess cash has a negative impact on our interest income since we currently only earn 25 basis points on our deposits with the Federal Reserve. As a result, we have strategically managed our cash to avoid holding excess cash balances. From time-to-time we may allow cash balances to increase to fund projected loan growth or maturing FHLB advances. In such cases, to supplement our earnings on excess cash we may deposit a portion of our excess funds in money market accounts at third-party financial institutions that are well-capitalized under the regulatory capital rules that earn a return in excess of that available at the Federal Reserve.

Concentrations and Restrictions. From time to time, we may sell federal funds to, or place deposits with, other financial institutions. Federal funds and any deposits in excess of FDIC insurance limits are essentially uncollateralized overnight loans. We regularly evaluate the risk associated with the counterparties to these potential transactions to ensure that we would not be exposed to any significant risks with regard to cash and cash equivalent balances if we were to sell federal funds or place deposits in amounts in excess of FDIC insurance limits. At June 30, 2015 we had deposits of $4.9 million and $5.1 million with two financial institutions which exceed FDIC insurance limits in both instances. At December 31, 2014, we did not have any material deposits in excess of FDIC insurance limits with other financial institutions.

FHLB Stock

As an FHLB member, we are required to purchase and maintain stock in the FHLB. At December 31, 2014, we owned FHLB stock with a carrying value of $2.6 million. During the six months ended June 30, 2015, we purchased $1.5 million in FHLB stock and redeemed $1.8 million of our FHLB stock at book value thereby decreasing our balance to $2.3 million at June 30, 2015. No ready market exists for this stock, and it has no quoted market value. Purchases and redemptions are normally transacted each quarter to adjust our investment to an amount based on FHLB requirements. Requests for redemptions are met at the discretion of the FHLB. We have experienced no interruption in such redemptions. Dividends are paid on this stock at the discretion of the FHLB. The average dividend yield for the three months ended June 30, 2015 and 2014 was 5.18% and 6.37%, respectively. The average dividend yield for the six months ended June 30, 2015 and 2014 was 3.19% and 3.66%, respectively. There can be no guarantee of future dividends.

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

At June 30, 2015, trading account assets included municipal securities of $8.1 million and insured bank deposits of $1.9 million. At December 31, 2014, trading account assets included municipal securities of $4.1 million and insured bank deposits of $1.4 million.

Investment Securities Available for Sale

Composition. The fair value of the investment securities available for sale portfolio represented 17.4% and 18.9% of total assets at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the amortized cost and fair value composition of our investment securities available for sale portfolio at the dates indicated (dollars in thousands).

	June 30, 2015			December 31, 2014
	Amortized	Fair	% of	Amortized	Fair	% of
	cost	value	total	cost	value	total
U.S. agency	$3,160	$3,203	1.6%	$3,930	$3,965	1.9%
State and municipal	6,536	6,477	3.2	6,665	6,732	3.2
Collateralized mortgage obligations (federal agencies)	87,521	86,713	42.7	89,311	87,774	41.5
Other mortgage-backed (federal agencies)	75,645	75,958	37.4	78,532	78,503	37.1
SBA loan-backed (federal agency)	30,524	30,697	15.1	34,394	34,537	16.3
Total investment securities available for sale	$203,386	$203,048	100.0%	$212,832	$211,511	100.0%

The net unrealized loss on investment securities available for sale at June 30, 2015 reflects fluctuations in interest rates since the dates the securities were purchased.

We continue to evaluate the interest rate sensitivity of our investment securities portfolio in anticipation of rising interest rates. At June 30, 2015, the estimated decrease in fair value resulting from an instantaneous 100 basis point increase in interest rates was 3.15%.

Maturities. The following table summarizes the amortized cost and book yield of investment securities available for sale at June 30, 2015 by contractual maturity and estimated principal repayment distribution (dollars in thousands). U.S. agency and state and municipal securities are organized based on contractual maturity. Principal amounts on collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are not due at a single maturity date and are subject to early repayment based on prepayment activity of underlying loans. Therefore, collateralized mortgage obligations, other mortgage-backed securities and SBA loan-backed securities are organized based on estimated cash flows using current prepayment assumptions.

	Amortized cost	Book yield
Due in one year or less	$-	-%
Due after one year through five years	2,013	1.6
Due after five years through ten years	1,147	2.5
Due after ten years	-	-
U.S. agency	3,160	1.9

Due in one year or less	301	3.7
Due after one year through five years	2,703	2.6
Due after five years through ten years	3,532	2.1
Due after ten years	-	-
State and municipal	6,536	2.4

Due in one year or less	4,304	3.6
Due after one year through five years	16,441	1.7
Due after five years through ten years	66,776	2.1
Due after ten years	-	-
Collateralized mortgage obligations (federal agencies)	87,521	2.1

Due in one year or less	-	-
Due after one year through five years	37,324	1.9
Due after five years through ten years	20,590	1.1
Due after ten years	17,731	1.3
Other mortgage-backed (federal agencies)	75,645	1.6

Due in one year or less	-	-
Due after one year through five years	26,856	0.1
Due after five years through ten years	3,668	2.0
Due after ten years	-	-
SBA loan-backed (federal agency)	30,524	0.3

Due in one year or less	4,605	3.6
Due after one year through five years	85,337	1.3
Due after five years through ten years	95,713	1.9
Due after ten years	17,731	1.3
Total investment securities available for sale	$203,386	1.7%

Concentrations. The following table summarizes issuer concentrations of collateralized mortgage obligations for which aggregate fair values exceed 10% of shareholders’ equity at June 30, 2015 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Federal Home Loan Mortgage Corporation	$58,603	$58,460	42.8%
Government National Mortgage Association	22,271	21,720	15.9

The following table summarizes issuer concentrations of other mortgage-backed investment securities for which fair values exceed 10% of shareholders’ equity at June 30, 2015 (dollars in thousands).

	Aggregate	Aggregate	Fair value as a % of
Issuer	amortized cost	fair value	shareholders' equity
Government National Mortgage Association	$63,183	$63,465	46.4%

Pledged. At June 30, 2015 and December 31, 2014, securities totaling $121.8 million and $133.2 million, respectively, were pledged to secure municipal and certain other deposits, retail repurchase agreements and Federal Reserve and certain correspondent bank lines of credit.

Lending Activities

Gross loans continue to be the largest component of our assets and primary generator of interest income. The following table summarizes activity within gross loans at the dates and for the periods indicated (in thousands).

	At and for the six months ended June 30,
	2015	2014
Gross loans, beginning of period	$805,059	$767,513

Additions:
Purchased mortgage loans	12,326	-
Net loans recovered	419	-
Loan originations, net of paydowns and other reductions	10,690	-
Total additions	23,435	-

Reductions:
Transfers to foreclosed real estate	1,900	1,120
Transfers to other loans held for sale	2,586	1,166
Net loans charged-off	-	889
Paydowns and other reductions net of loan originations	-	11,289
Total reductions	4,486	14,464

Gross loans, end of period	$824,008	$753,049

We are aggressively pursuing organic loan growth to generate a higher level of interest-earning assets. While improved over the past four quarters, current demand for new loans from credit-worthy borrowers is not consistent or sustained and, therefore, very competitive with reduced rates. We have experienced uneven but generally improved loan origination volumes since 2012 in certain products and markets. The face amount of total organic loan production, excluding loan purchases, was $175.0 million and $110.2 million for the six months ended June 30, 2015 and 2014, respectively.

To offset unscheduled commercial loan payoffs, supplement organic loan growth and begin 2015 with a higher level of earning assets, during the last half of 2014 and first quarter of 2015 we purchased a total of $53.4 million of loans, comprised of $14.0 million of performing jumbo hybrid adjustable-rate residential mortgages, $22.1 million of performing indirect auto loans, a $5.0 commercial loan participation and $12.3 million of performing jumbo hybrid adjustable-rate residential mortgages. In the latter half of 2014 we also retained residential mortgage and SBA loan production that we normally would have sold. In January 2015, we resumed selling our residential mortgage and SBA loan production in the secondary market.

The following table summarizes purchased loan balances included in gross loans at the dates indicated (in thousands).

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Gross loans, as reported	$824,008	$832,029	$805,059	$776,947

Purchased mortgage loans	22,747	24,394	13,866	13,974
Purchased commercial loan participation	-	4,937	5,000	-
Purchased indirect automobile loans	18,806	20,516	22,111	-
Total purchased loans	41,553	49,847	40,977	13,974

Gross loans, organic	$782,455	$782,182	$764,082	$762,973

While we do not currently anticipate additional loan purchases, to the extent organic loan production slows or unscheduled payoffs exceed our organic loan growth, we may once again retain residential mortgage and SBA loan production and consider additional loan purchases in the future.

Other Loans Held for Sale. For disclosure regarding activity within other loans held for sale for the six months ended June 30, 2015 and 2014, see Item 1. Financial Statements, Note 7, Other Loans Held for Sale.

During the six months ended June 30, 2015 and 2014, we sold SBA loans for proceeds totaling $2.8 million and $1.2 million, respectively, and recognized gains of $223 thousand and $70 thousand, respectively.

Loan Composition. See Item 1. Financial Statements, Note 6, Loans, for a summary of gross loans categorized by portfolio segment as of June 30, 2015 and December 31, 2014. Mortgage loans serviced for the benefit of others totaled $372.7 million and $375.1 million at June 30, 2015 and December 31, 2014, respectively, and are not included in our Consolidated Balance Sheets since they are not owned by us.

Concentrations. At June 30, 2015, commercial real estate loans comprised 51.6% of gross loans and 286.9% of the Bank’s total regulatory capital and are primarily concentrated within nonfarm nonresidential commercial real estate.

Pledged. The Bank must pledge collateral to borrow from the FHLB and cover the various Federal Reserve services that are available for use by the Bank. For disclosure regarding pledged loan collateral, see Item 1. Financial Statements, Note 6, Loans.

Asset Quality. Our commercial real estate loan portfolio was negatively impacted by the Great Recession. The primary contributor to our deteriorated asset quality and net losses from 2009 to 2012 resulted from a pool of loans that exhibited a loss rate much higher than the remainder of the loan portfolio. This pool of loans was comprised of 57 individual loans that resulted in $97.5 million (51%) of the $191.9 million of net loan charge offs and writedowns on other loans held for sale and foreclosed real estate recorded from 2009 to 2013. This pool of loans was comprised primarily of loans that were originated in 2004 to 2008, and that were larger and more complex commercial real estate loans than historically originated, generally not originated and underwritten by our loan officers (i.e., brokered and participated loans), not to existing clients of the Bank and not in our operating markets. This pool of loans exhibited a loss rate much higher than the remainder of our loan portfolio. By the end of 2012, we had substantially resolved this pool of problem loans and, as a result, our credit losses since then have been much lower. While our credit quality metrics have improved significantly from their negative peak levels, we continue to work aggressively to resolve our remaining problem assets.

Nonperforming Assets. The following table summarizes nonperforming assets, by class, at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2015	2014

Commercial real estate
Construction, land development and other land loans	$523	$441
Multifamily residential	-	-
Nonfarm nonresidential	6,803	8,174
Total commercial real estate	7,326	8,615

Single-family residential
Single-family real estate, revolving, open-end loans	793	977
Single-family real estate, closed-end, first lien	1,769	1,928
Single-family real estate, closed-end, junior lien	127	78
Total single-family residential	2,689	2,983

Commercial and industrial	220	715

Indirect automobile	72	116
All other consumer	47	34
Total consumer	119	150

Total nonaccrual loans	10,354	12,463

Foreclosed real estate	5,291	5,949
Repossessed personal property	41	35
Total foreclosed real estate and repossessed personal property	5,332	5,984

Total nonperforming assets	$15,686	$18,447

Over 90 days past due and still accruing interest	$2,912	$238
Troubled debt restructurings included in nonaccrual loans above	4,698	4,286
Loans	824,008	805,059
Total assets	1,164,922	1,118,811

Total nonaccrual loans as a percentage of:
gross loans	1.26%	1.55%
total assets	0.89	1.11

Total nonperforming assets and loans over 90 days and still accruing interest as a percentage of:
gross loans and foreclosed real estate and repossessed personal property	2.24%	2.30%
total assets	1.60	1.67

Total loans migrating into nonaccrual status were $1.2 million and $5.3 million for the three months ended June 30, 2015 and 2014, respectively and $2.7 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively. We believe the overall reduced trend in loans migrating into nonaccrual status is an indication of improving credit quality in our overall loan portfolio and an indicator of reduced credit losses going forward.

Nonaccrual loans with balances greater than $1 million totaled $3.2 million at June 30, 2015 and were comprised of two loans collateralized by residential lots in golf course developments. None of these loans were out-of-market or purchased participation loans.

Additional interest income of $114 thousand and $195 thousand would have been recorded during the three and six months ended June 30, 2015, respectively, had loans classified as nonaccrual during the period performed in accordance with their current contractual terms. As a result, our earnings did not include this interest income.

The following table summarizes the foreclosed real estate portfolio, by class, at the date indicated (in thousands).

June 30, 2015
Construction, land development and other land	$4,600
Single-family residential	293
Nonfarm nonresidential	398
Total foreclosed real estate	$5,291

Included in foreclosed real estate at June 30, 2015 were 54 residential lots with an aggregate net book value of $4.1 million in three separate communities related to one real estate development. We recorded writedowns on these properties during the three months ended June 30, 2015 and 2014 of $183 thousand and $478 thousand, respectively, and $186 thousand and $608 thousand during the six months ended June 30, 2015 and 2014, respectively, to reflect declines in fair value. We continue to work directly with the primary owner of the development to market and sell our remaining lots. Since the third quarter 2014, eight lots with a carrying value of $1.2 million were sold at gains. While our recent sales were at prices above carrying values, the ongoing resolution may result in sales at losses or writedowns based on receipt of annual appraisals. Due to the number of lots owned, absent a bulk sale of the lots, the resolution of these remaining lots may occur over several years.

For disclosure regarding balances of and changes in foreclosed real estate at and for the three and six months ended June 30, 2015 and 2014, see Item 1. Financial Statements, Note 10, Foreclosed Real Estate and Repossessed Personal Property.

The following table summarizes the components of foreclosed real estate writedowns charged to expense for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Writedowns related to the receipt of updated appraisals	$183	$529	$186	$652
Writedowns related to the execution of sales contracts	106	89	230	162
Total foreclosed real estate writedowns charged to expense	$289	$618	$416	$814

Troubled Debt Restructurings. Troubled debt restructurings are loans for which we made concessions to the borrowers when they were restructured from their original contractual terms due to financial difficulty of the borrower (for example, a reduction in the contractual interest rate below that at which the borrower could obtain new credit from another lender). As part of our proactive actions to resolve problem loans and the resulting individual loan workout plans, we may restructure loans to assist borrowers facing cash flow challenges to facilitate ultimate repayment of the loan and minimize our loss. Troubled debt restructurings totaled $21.8 million and $19.9 million at June 30, 2015 and December 31, 2014, respectively, of which $4.7 million (21.6%) and $4.3 million (21.6%), respectively, were on nonaccrual status.

Six individual loans greater than $1 million comprised $18.2 million (83.7%) of our troubled debt restructurings at June 30, 2015. Two of these loans experienced a term concession, one experienced rate and term concessions, one experienced rate and term concessions as well as principal reduction, one experienced a reduction in principal and one experienced a rate concession. At June 30, 2015, one of the six troubled debt restructurings individually greater than $1 million was in nonaccrual status.

For additional disclosure regarding troubled debt restructurings and impaired loans, see Allowance for Loan Losses below and Item 1. Financial Statements, Note 6, Loans.

Potential Problem Loans (accruing loans risk rated 6 or 7 under our risk rating system and, therefore, classified as substandard and doubtful, respectively). We monitor these loans closely and review performance on a regular basis. As of June 30, 2015, total potential problem loans totaled $27.9 million, of which $8.9 million were troubled debt restructurings.

Allowance for Loan Losses. The allowance for loan losses totaled $12.8 million, or 1.55% of gross loans, at June 30, 2015, compared to $12.9 million, or 1.60% of gross loans, at December 31, 2014. The reduced coverage percentage at June 30, 2015 as compared to December 31, 2014 was the result of the continued overall improvement in credit quality, net recoveries for the period and reduced risk profile of the loan portfolio as discussed above.

In general, since 2012 we have experienced improved trends in certain credit-quality metrics related to our loan portfolio, and, as a result, nonaccrual loans of $10.4 million at June 30, 2015 represented a 90.9% reduction from the peak at March 31, 2010 and a 16.9% reduction from December 31, 2014. In addition, the loss severity on individual problem loans has decreased as we obtain annual appraisals. Overall loan loss rates have declined in each of the last five years. The following table summarizes loan loss rates for the periods indicated (dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net loans charged-off (recovered)	$(825)	$647	$(419)	$889
Net loans charged-off (recovered) as a percentage of average gross loans, annualized	-0.40%	0.34%	-0.10%	0.24%

We continue to pursue collection of charged-off loans, which may result in recoveries in future periods. Recoveries during the three and six months ended June 30, 2015 totaled $1.1 million and $1.5 million, respectively. Additional recoveries, some of which may be individually significant, may occur in the future. Recoveries and/or other reductions in the allowance for loan losses may also reduce the provision for loan losses recorded in future periods. Conversely, there can be no assurance that loan losses in future periods will not exceed the current allowance for loan losses or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses thus adversely impacting our business, financial condition, results of operations and cash flows.

We sold certain foreclosed real estate properties at gains in 2014 and 2015. While it appears that appraised values on commercial real estate have stabilized, some appraisals continue to indicate reduced values with a few now showing increased values. Given our relatively heavy concentration in commercial real estate loans, including individually large loans, we continue to maintain an allowance for loan losses at an elevated amount compared to historical levels.

The allowance for loan losses at June 30, 2015, and indirectly the provision for loan losses for the three and six months ended June 30, 2015, was determined based on the following specific factors, though this is not intended to be an all-inclusive list:

●	The impact of the overall economic environment including inconsistent month-to-month economic indicators, business activity and loan production within our markets,
●	The cumulative impact (although generally improving) of the extended duration of the economic environment on our clients, in particular commercial real estate loans for which we have a concentration,
●

The level of real estate development loans in which the majority of our losses have occurred although such loans have decreased 78.6% since June 30, 2009 (peak quarter-end real estate development loans),

●

The asset-quality metrics of our loan portfolio including a higher than historical level of nonperforming assets at June 30, 2015 although, while still at an elevated level, nonperforming assets decreased 89.0% from the peak at March 31, 2010,

●	Our criticized and classified loans decreased 26.0% and 1.0%, respectively, from December 31, 2014,
●	The trend and elevated level of the historical loan loss rates (and recoveries) within our loan portfolio,
●	The results of our internal and external loan reviews and
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

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$12,914	$16,243	$12,920	$16,485

Provision for loan losses	(950)	-	(550)	-

Loans charged-off
Commercial real estate	36	618	434	779
Single-family residential	-	85	25	189
Commercial and industrial	104	145	177	145
Consumer	44	54	89	110
Other	140	112	304	267
Total loans charged-off	324	1,014	1,029	1,490

Recoveries
Commercial real estate	272	246	324	251
Single-family residential	737	14	755	105
Commercial and industrial	42	12	177	24
Consumer	34	21	51	52
Other	64	74	141	169
Total loans recovered	1,149	367	1,448	601

Net loans charged-off (recovered)	(825)	647	(419)	889

Allowance for loan losses, end of period	$12,789	$15,596	$12,789	$15,596

Average gross loans	$828,282	$753,575	$820,495	$758,231
Loans, gross	824,008	753,049	824,008	753,049
Nonaccrual loans	10,354	15,269	10,354	15,269

Net loans charged-off (recovered) as a percentage of average gross loans, annualized	-0.40%	0.34%	-0.10%	0.24%
Allowance for loan losses as a percentage of gross loans	1.55	2.07	1.55	2.07
Allowance for loan losses as a percentage of nonaccrual loans	123.52	102.14	123.52	102.14

Included within loans charged-off were charge-offs on loans individually evaluated for impairment for the three months ended June 30, 2015 and 2014 totaling $18 thousand and $364 thousand, respectively, and $404 thousand and $374 thousand, respectively, for the six months ended June 30, 2015 and 2014.

At June 30, 2015, we had nine loan relationships totaling $8.9 million (face amounts totaling $9.5 million) with Bank-funded interest reserves totaling $3.1 million. None of these loans were considered impaired at June 30, 2015.

At June 30, 2015 and December 31, 2014, impaired loans totaled $31.1 million and $31.6 million, respectively, of which $21.8 million and $19.9 million, respectively, were classified as troubled debt restructurings. At June 30, 2015, 82.8% of our loans evaluated individually for impairment, net of related allowance for loan losses, were valued based on the estimated fair value of collateral and 17.2%, net of related valuation allowance, were valued based on the present value of estimated future cash flows.

For additional disclosure regarding changes in the allowance for loan losses and recorded investment in gross loans, see Item 1. Financial Statements, Note 6, Loans.

While we utilize the best judgment and information available to us, the ultimate adequacy of the allowance for loan losses depends on a variety of factors beyond our control including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Absent the impact of unexpected negative trends in credit quality, we expect our allowance for loan losses coverage ratio to be reduced further in 2015 which could possibly result in an additional negative provision for loan losses.

Premises and Equipment, net

Premises and equipment, net decreased $344 thousand (1.6%) during the six months ended June 30, 2015 due primarily to depreciation of $1.2 million, partially offset by investments in technology.

Net Deferred Tax Asset

As of June 30, 2015, net deferred tax assets of $14.0 million were recorded in our Consolidated Balance Sheets. A portion of the net deferred tax asset includes the after-tax impact of net operating losses and realized built-in loss carryforwards. Based on available information as of June 30, 2015, we determined that a valuation allowance against the deferred tax asset was not necessary.

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

Bank-Owned Life Insurance

As an alternative source of income and to fund overall teammate benefits costs, we own two BOLI policies on certain members of our leadership team for which all premiums were paid by us. Each policy was funded with a premium of $5.0 million paid to an AA+ rated insurance company, and we are the sole beneficiary of the policies. To encourage the covered teammates to consent to the coverage, the Bank provided a $50 thousand taxable death benefit payable to the named beneficiaries of the covered teammates in the event of the death of a covered teammate while employed by the Bank. The policies are reflected in the Consolidated Balance Sheets at the cash surrender value at June 30, 2015. Income from these policies and changes in the cash surrender value are included in Other noninterest income in the Consolidated Statements of Income. Earnings on these policies totaled $78 thousand and $76 thousand during the three months ended June 30, 2015 and 2014, respectively, and $155 thousand and $150 thousand during the six months ended June 30, 2015 and 2014, respectively, none of which was due to the death benefit.

Deposit Activities

Deposits have historically been our primary source of funds and a competitive strength resulting in a cost of funds of 0.05% for both the three and six months ended June 30, 2015, which reflects our strong core deposit franchise. Deposits also provide a client base for the sale of additional financial products and services and the recognition of fee income through service charges and other ancillary banking services. We set annual targets for deposit balances in an effort to increase the number of products per banking relationship and households we service as well as to manage the composition of our deposit funding. Deposits are attractive sources of funding because of their stability and generally low cost as compared with other funding sources. Over our 108-year history, we have developed long-standing relationships with clients in the communities in which we operate and achieved considerable name recognition, resulting in a well-established branch network and loyal deposit base. On account of these factors, we believe that we have developed a higher core deposit mix and a historically lower cost of deposits relative to our peers. This competitive advantage is not as pronounced in the current low interest-rate environment.

The following table summarizes our composition of deposits at the dates indicated (dollars in thousands).

	June 30, 2015		December 31, 2014
	Total	% of total	Total	% of total
Noninterest-bearing transaction deposits	$213,246	21.8%	$196,219	21.2%
Interest-bearing transaction deposits	356,800	36.5	332,414	35.8
Transaction deposits	570,046	58.3	528,633	57.0

Money market deposits	147,475	15.1	138,449	14.9
Savings deposits	100,206	10.3	90,318	9.7
Time deposits	159,311	16.3	170,920	18.4
Total deposits	$977,038	100.0%	$928,320	100.0%

Nonmaturity deposits increased $60.3 million during the six months ended June 30, 2015 primarily related to $12.1 million of trust account deposits placed with the Bank during the first quarter 2015 and the results of refined consumer and business strategies to increase balances in existing accounts, attract new accounts and grow the number of households served. These strategies include proactively focusing on client retention, attracting new clients including in markets with local bank disruption, hiring teammates with specialized deposit product knowledge, providing a rewards program to clients for referrals and use of debit cards and enhancing existing deposit products.

Time deposits decreased $11.6 million during the six months ended June 30, 2015 as a result of a strategic reduction in time deposits to lower our overall cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. The decline in time deposits has resulted in an improvement in our interest expense on deposits. Going forward, there is minimal opportunity for improvement in our cost of funds paid on deposits from maturing time deposits as time deposits that are scheduled to mature over the remainder of 2015 are at a weighted-average rate of 0.10%. We may also pursue time deposits at higher interest rates to fund expected loan growth.

Deposit accounts continue to be our primary source of funding. As part of our liquidity management, we proactively pursue core deposit retention initiatives with our deposit clients and strategies to increase our transaction deposit accounts in proportion to our total deposits. Such initiatives include a client rewards program to encourage clients to use their debit cards in order to increase the likelihood that these accounts become the clients’ primary checking account, which typically carries higher balances and has higher account retention. We also maintain a referral rewards program which rewards clients for referring new clients to the Bank. In 2014 we hired a business deposit specialist whose primary role is to grow operating accounts from businesses and to provide employer banking packages for the employees of our business clients. We also introduced enhancements to existing deposit products and implemented new deposit products in September 2014 and during 2015.

From a liquidity standpoint given the expectation of rising interest rates in the future, we are monitoring on a monthly basis changes in the deposit balances of our top 100 depositors and evaluating their deposit behavior to understand the likelihood of retaining those deposits in the future.

Time Deposits $100 Thousand or Greater. Time deposits $100 thousand or greater totaled $62.5 million and $67.4 million at June 30, 2015 and December 31, 2014, respectively. We believe our balance sheet management efforts to attract and retain lower-priced transaction deposit accounts and reduce our higher-priced deposit base contributed to the decrease in these time deposit accounts.

Borrowing Activities

Borrowings as a percentage of total liabilities decreased from 5.2% at December 31, 2014 to 4.4% at June 30, 2015 resulting primarily from an increase in the proportion of total deposits as a percentage of total liabilities. For additional disclosure regarding our borrowings, see Item 1. Financial Statements, Note 13, Borrowings.

Retail Repurchase Agreements. We offer retail repurchase agreements as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government, U.S. agency or state and municipal investment securities. Funds are swept daily between the client and the Bank. Retail repurchase agreements are not insured deposits.

Wholesale Funding. Wholesale funding options for the Bank include lines of credit from correspondent banks, brokered time deposits, FHLB advances and the Federal Reserve Discount Window. Wholesale funding generally provides us with the ability to access the type of funding needed, at the time and amount needed, at market rates. This provides us with the flexibility to tailor borrowings to our specific needs. Interest rates on such borrowings vary in response to general economic conditions and, in the case of FHLB advances, may be at fixed or floating rates. Our earning asset purchases in 2014 and 2015 were primarily funded by FHLB advances of $50.0 million, which had been reduced to $30.0 million at June 30, 2015 with an interest rate of 0.29%. The outstanding FHLB advance at June 30, 2015 matured on July 27, 2015 and was repaid from the Bank’s available cash balances.

Correspondent Bank Lines of Credit. The following table summarizes the Bank’s correspondent bank lines of credit at both June 30, 2015 and December 31, 2014 (dollars in thousands).

	Secured	Unsecured	Total
Amount available	$15,000	$65,000	$80,000
Number of lines available	2	6	8

None of the lines of credit were utilized as of either date. These funding sources may be canceled at any time at the correspondent bank’s discretion.

Brokered Time Deposits. We have agreements in place that allow us to offer time deposit accounts on a national basis through brokers and on-line listing services. Brokered time deposits are a ready source of funds that are generally more expensive than time deposits obtained through our local markets. Brokered time deposits are generally only available to banks that are considered well-capitalized under the regulatory prompt corrective action regulations. Other than to periodically test access to such markets, we have not obtained brokered time deposits or time deposits from on-line listing services and had no such borrowings outstanding at June 30, 2015 or December 31, 2014.

FHLB Advances. We pledge investment securities and loans to collateralize FHLB advances. Additionally, the Bank may pledge cash and cash equivalents. The amount that can be borrowed is based on the balance of the type of asset pledged as collateral multiplied by lendable collateral value percentages as calculated by the FHLB. The Bank’s borrowing capacity with the FHLB is 25% of the Bank’s total assets, subject to available collateral. For additional disclosure regarding the Bank’s collateral utilization and availability of borrowings from the FHLB, see Item 1. Financial Statements, Note 13, Borrowings.

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

Capital

At June 30, 2015, all of our capital ratios exceeded the well-capitalized regulatory minimum thresholds.

The following table summarizes capital key performance indicators at the dates and for the periods indicated (dollars in thousands, except per common share data).

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2015	2014	2015	2014
Total shareholders' equity	$136,666	$130,254	$136,666	$130,254
Average shareholders' equity	136,137	128,612	128,612	127,146

Shareholders' equity as a percentage of total assets	11.73%	11.93%	11.73%	11.93%
Average shareholders' equity as a percentage of average total assets	11.61	11.70	11.70	11.59

Book value per common share	$10.67	$10.18	$10.67	$10.18
Cash dividends declared per common share	0.08	-	0.16	-
Dividend payout ratio	50.2%	n/a	43.0%	n/a

Dividends. Dividends from the Bank are the Company’s primary source of funds for payment of dividends to its common shareholders. During the six months ended June 30, 2015, the Company declared and paid cash dividends on its common stock as follows:

Declaration date	Record date	Payment date	Cash dividend per common share
1/15/2015	2/2/2015	2/16/2015	$0.08
4/16/2015	5/4/2015	5/18/2015	0.08

Subsequently, the Company declared a cash dividend of $0.08 per common share on July 16, 2015 payable on August 17, 2015.

The dividends payable to common shareholders were funded by dividends paid to the Company by the Bank.

Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations and/or cash flows as well as capital and dividend regulations of the FDIC and our other regulatory authorities. Further, the Merger Agreement with United provides that, pending consummation of the merger, the Company will not, and will not permit any of its subsidiaries to, except with the prior written consent of United, among other things, declare or pay any dividend or make any other distribution in respect of the Company’s capital stock, other than (i) a quarterly cash dividend of no more than $0.08 per share of the Company’s common stock consistent with past practice and (ii) dividends from the Bank to the Company.

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

Basel III. In 2013, federal bank regulatory agencies issued a final rule that revises their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act.

The rule imposes higher risk-based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements:

●	A new common equity Tier 1 risk-based capital ratio of 4.5%,
●	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from previous requirement),
●	A leverage ratio of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

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

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019. While the ultimate impact of the fully phased-in capital standards on the Company and the Bank is being reviewed, we currently do not believe Basel III will have a material impact once fully implemented.

Regulatory Capital and Other Requirements. The Company and the Bank are required to meet regulatory capital requirements that include several measures of capital. As permitted by the Basel III regulatory capital regulations that went into effect on January 1, 2015, the Bank made a one-time election to exclude all of the components of accumulated other comprehensive income (loss) from its regulatory capital calculation.

For regulatory capital purposes as of June 30, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At June 30, 2015, $4.2 million of our net deferred tax asset was included in common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

Since June 30, 2015, we are not aware of the occurrence of any conditions or events that have resulted in a material change in the Bank's regulatory capital category other than as reported in this Quarterly Report on Form 10-Q.

For additional disclosure regarding the Company’s and the Bank’s actual and required regulatory capital requirements and ratios, see Item 1. Financial Statements, Note 22, Regulatory Capital Requirements.

Equity. At June 30, 2015, we had authorized common stock and preferred stock of 75,000,000 shares and 2,500,000 shares, respectively. Authorized but unissued shares of common stock totaled 62,186,558 at July 24, 2015. To date, we have not issued any shares of preferred stock.

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

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are pledgeable or that will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale, portions of our trading account asset and federal funds sold. Liability liquidity is provided by access to funding sources including deposits, borrowings and public capital markets. We may also issue equity securities on the NASDAQ Stock Market. To date, no preferred stock has been issued, and there can be no guarantee that a market would exist for such common or preferred shares at terms acceptable to us. Each of our sources of liquidity is subject to various factors beyond our control such as the willingness of counterparties to extend credit to the Company or the Bank and systematic disruptions.

Overall, we focus on balance sheet management to manage our cash effectively and invest in earning assets. Based on loan origination activity, this includes purchasing loans, and investing in investment securities and trading account assets (as compared to maintaining cash on deposit at the Federal Reserve) as well as paying down higher-priced funding such as maturing time deposits. Future net loan growth is expected to be funded primarily from increases in deposits and paydowns and maturities of investment securities. Wholesale borrowings and sales of investment securities may also be used to supplement short-term funding needs.

Liquidity resources and balances at June 30, 2015, as disclosed herein, are an accurate depiction of our activity during the period and, except as noted, have not materially changed since that date.

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

We use the same credit policies in making and monitoring commitments as used for loan underwriting. Therefore, in general, the methodology to determine the reserve for unfunded commitments is inherently similar to that used to determine the general reserve component of the allowance for loan losses. However, commitments have fixed expiration dates, and most of our commitments to extend credit have adverse change clauses that allow us to cancel the commitments based on various factors including deterioration in the creditworthiness of the borrower. Accordingly, many of our loan commitments are expected to expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent potential credit exposure. The reserve for unfunded commitments at June 30, 2015 and December 31, 2014 was $243 thousand and $472 thousand, respectively, and is recorded in Other liabilities in the Consolidated Balance Sheets.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		Dollar	Percent
	2015	2014	variance	variance

Interest income
Interest earned on cash and cash equivalents	$31	$32	$(1)	(3.1)%
Dividends received on Federal Home Loan Bank stock	33	25	8	32.0
Interest earned on trading account assets	71	45	26	57.8
Interest earned on investment securities available for sale	768	1,015	(247)	(24.3)
Interest and fees earned on loans	9,348	8,803	545	6.2
Total interest income	10,251	9,920	331	3.3

Interest expense
Interest expense on deposits	113	123	(10)	(8.1)
Interest expense on retail repurchase agreements	1	1	-	-
Interest expense on Federal Home Loan Bank advances	25	7	18	257.1
Total interest expense	139	131	8	6.1

Net interest income	10,112	9,789	323	3.3

Provision for loan losses	(950)	-	(950)	n/m

Net interest income after provision for loan losses	11,062	9,789	1,273	13.0

Noninterest income
Service charges on deposit accounts, net	1,591	1,693	(102)	(6.0)
Fees for trust, investment management and brokerage services	152	177	(25)	(14.1)
Mortgage-banking	566	516	50	9.7
Debit card and automatic teller machine income, net	670	618	52	8.4
Investment securities gains, net	24	-	24	n/m
Trading account income (loss), net	(34)	175	(209)	(119.4)
Other	408	311	97	31.2
Total noninterest income	3,377	3,490	(113)	(3.2)

Noninterest expense
Salaries and other personnel	4,803	4,723	80	1.7
Occupancy	1,070	1,046	24	2.3
Furniture and equipment	958	999	(41)	(4.1)
Professional services	582	635	(53)	(8.3)
Federal Deposit Insurance Corporation deposit insurance assessment	193	356	(163)	(45.8)
Marketing	184	222	(38)	(17.1)
Merger-related expenses	1,361	-	1,361	n/m
Foreclosed real estate writedowns and expenses	225	717	(492)	(68.6)
Loan workout	36	119	(83)	(69.7)
Other	1,373	1,267	106	8.4
Total noninterest expense	10,785	10,084	701	7.0

Income before provision for income taxes	3,654	3,195	459	14.4

Provision for income taxes	1,614	1,168	446	38.2

Net income	$2,040	$2,027	$13	0.6%

Common and per common share data
Net income - basic	$0.16	$0.16	$-	-%
Net income - diluted	0.16	0.16	-	-
Cash dividends declared	0.08	-	0.08	n/m
Book value	10.67	10.18	0.49	4.8

Weighted average basic common shares	12,732,694	12,690,287
Weighted average diluted common shares	12,888,212	12,744,931

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

Net interest income totaled $10.1 million and $9.8 million for the three months ended June 30, 2015 and 2014, respectively. Overall, net interest income for the three months ended June 30, 2015 was primarily influenced by the following factors:

●

A continuation of the low interest-rate environment that generally began with the Federal Reserve’s actions to reduce short-term interest rates and subsequent quantitative easing measures which reduced longer-term rates. In response, taking into consideration the interest income earned on interest-earning assets and interest expense incurred on interest-bearing deposits and other interest-bearing liabilities, we refined the type of loan and deposit products we pursue and are exercising discipline in our loan and deposit pricing. We also utilize interest-rate floors on loans although current competitive pressures make the ability to obtain such floors more difficult. At June 30, 2015, loans aggregating $198.0 million had interest-rate floors, of which $75.3 million had floors greater than or equal to 4.50%.

●

The mix of our loan portfolio between fixed and variable rate loans. Based on the shape of the yield curve over the past few years, variable rate loans have been originated at a lower current rate than fixed rate loans. At June 30, 2015, loans aggregating $329.7 million (40% of our gross loan portfolio) are variable rate loans which will reprice upwards when interest rates rise.

●

Very competitive loan pricing for credit-worthy clients, which has resulted in lower interest rates on loan originations and a decline in the overall yield on our loan portfolio, although these rates are still in excess of those for alternative uses of funds such as investment securities of similar duration.

●	Foregone interest on nonaccrual loans for the three months ended June 30, 2015 and 2014 totaling $114 thousand and $171 thousand, respectively.
●

An increase of $74.7 million (9.9%) in average gross loans during the second quarter 2015 as compared to the second quarter 2014 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs. We are actively pursuing new loan originations and are focused on generating additional loan growth.

●

To attempt to avoid a decline in interest income in 2015 as compared to 2014, in late 2014 we began the execution of an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace loans resulting from unscheduled payoffs and to supplement temporarily our organic loan growth. The strategy included retaining on our balance sheet residential mortgage and SBA loan production (which we resumed selling in January 2015), and earning asset purchases transacted between the third quarter 2014 and the first quarter 2015 including loans totaling $53.4 million and an additional $4.5 million investment in our trading account. The loans purchased were subjected to our normal internal due diligence and underwriting guidelines prior to purchase. The earning asset purchases supplemented our second quarter 2015 earnings and were primarily funded by short-term FHLB advances that were repaid in 2015.

●

Reduction in time deposits to maintain our overall low cost of funds and focus our efforts on relationship banking to reduce the number of single-product households that only maintain time deposit accounts with the Bank. Our opportunity to reduce time deposit costs is limited as the weighted-average rate of time deposits scheduled to mature during the remainder of 2015 is 0.10%. In addition, we may pursue issuing time deposits to fund expected loan growth.

●

A general flattening of the yield curve as short-term rates increased to reflect heightened expectations that the Federal Reserve will begin to increase the federal funds rate in 2015 and lower long term rates reflecting continued global economic uncertainty. Based on the fixed versus variable composition of our loan portfolio, relatively short duration of our investment securities portfolio and expected lag in deposit re-pricing compared to loan re-pricing, over time an increase in interest rates to historical levels is expected to improve our net interest margin.

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

	For the three months ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$58,485	$31	0.21%	$62,214	$32	0.21%
Federal Home Loan Bank stock	2,553	33	5.18	1,575	25	6.37
Trading account assets	10,093	71	2.82	5,314	45	3.40

Investment securities available for sale, taxable (1)	201,097	729	1.45	201,829	970	1.92
Investment securities available for sale, nontaxable (1)	6,557	39	2.38	5,746	45	3.13
Total investment securities available for sale	207,654	768	1.48	207,575	1,015	1.96

Loans (2)	830,283	9,348	4.52	755,199	8,803	4.68
Total interest-earning assets	1,109,068	10,251	3.71	1,031,877	9,920	3.86

Noninterest-earning assets
Cash and cash equivalents	9,803			9,055
Allowance for loan losses	(13,568)			(16,011)
Premises and equipment, net	21,902			22,896
Accrued interest receivable	3,318			3,336
Foreclosed real estate	5,662			7,589
Deferred tax asset, net	15,041			19,921
Other assets	21,694			20,954
Total noninterest-earning assets	63,852			67,740

Total assets	$1,172,920			$1,099,617

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$362,158	$16	0.02%	$327,760	$10	0.01%
Money market deposits	143,339	22	0.06	135,507	9	0.03
Savings deposits	98,390	3	0.01	86,727	1	0.00
Time deposits	161,577	72	0.18	183,458	103	0.23
Total interest-bearing deposits	765,464	113	0.06	733,452	123	0.07

Retail repurchase agreements	13,776	1	0.03	18,383	1	0.02
Federal Home Loan Bank advances	36,374	25	0.28	13,187	7	0.21
Other borrowings	7	-	-	6	-	-
Total interest-bearing liabilities	815,621	139	0.07	765,028	131	0.07

Noninterest-bearing liabilities
Noninterest-bearing deposits	214,610			200,933
Other liabilities	6,552			5,044
Total noninterest-bearing liabilities	221,162			205,977

Total liabilities	1,036,783			971,005

Shareholders' equity	136,137			128,612

Total liabilities and shareholders' equity	$1,172,920			$1,099,617

NET INTEREST INCOME / NET INTEREST MARGIN		$10,112	3.66%		$9,789	3.81%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the three months ended June 30, 2015 compared with the three months ended June 30, 2014
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(2)	$1	$(1)
Federal Home Loan Bank stock	12	(4)	8
Trading account assets	32	(6)	26
Investment securities available for sale	-	(247)	(247)
Loans (1)	829	(284)	545
Total interest income	871	(540)	331

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	1	5	6
Money market deposits	1	12	13
Savings deposits	-	2	2
Time deposits	(11)	(20)	(31)
Total interest-bearing deposits	(9)	(1)	(10)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	15	3	18
Other borrowings	-	-	-
Total interest expense	6	2	8

Net interest income	$865	$(542)	$323

(1)	Calculated including mortgage loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

A negative provision for loan losses of $950 thousand was recorded during the second quarter 2015 compared to no provision for loan losses during the second quarter 2014. This decrease primarily reflects net recoveries in the second quarter 2015, a reduction in the gross loan portfolio, and improved credit quality, including an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. The following table summarizes credit quality key performance indicators impacting the level of the provision for loan losses recorded for the periods indicated (in thousands).

	At and for the three months ended June 30,		Dollar	Percent
	2015	2014	variance	variance
Net loans charged-off (recovered)	$(825)	$647	$(1,472)	(227.5)%
Nonaccrual loans	10,354	15,269	(4,915)	(32.2)
Loans past due greater than 90 days and still accruing	2,912	731	2,181	298.4
Loans past due 30-89 days and still accruing	1,833	2,155	(322)	(14.9)
Classified loans	38,126	41,133	(3,007)	(7.3)
Troubled debt restructurings	21,769	22,288	(519)	(2.3)

The lower level of problem assets, coupled with anticipated loan growth, is expected to result in a more stable provision for loan losses going forward. In addition, we continue to pursue the recovery of previously charged-off balances, the receipt of which may impact the level of future provisions for loan losses. Loans 90 days past due and still accruing interest increased $2.7 million due to one past due loan that was in the process of being renewed as of June 30, 2015 and is expected to be brought current during the third quarter 2015. Absent unexpected negative trends in credit quality, we expect our annual net charge-offs in 2015 to normalize at 25 to 35 basis points of average loans outstanding.

Noninterest Income

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.1% and 1.3% of average transaction deposit balances for the three months ended June 30, 2015 and 2014, respectively. The $102 thousand decrease in service charges from the second quarter 2014 to the second quarter 2015 reflects lower nonsufficient funds (“NSF”) income which, we believe is a result of lower instances of NSF transactions due to industry and regulatory efforts to better inform consumers regarding NSF programs as well as our increase in the courtesy overdraft amount from $1 to $5, partially offset by higher service charges on deposit accounts resulting from account growth and revenue enhancement initiatives, both of which are discussed below.

During the first half of 2014, we performed an analysis of service charges on deposit accounts including comparison of our pricing to our local market competitors. As a result, we implemented selected fee changes with most of the changes effective July 1, 2014 and September 1, 2014. Among the changes were changes related to the NSF tiered pricing structure, overdraft fees, including a decrease in the time period before a daily overdraft fee is assessed from eight business days to five business days, an increase in the overdraft protection transfer fee from $5 to $10 per transfer and an increase in the courtesy overdraft amount from $1 to $5 that will not result in an item return / item paid fee on accounts overdrawn at the end of the business day by $5 or less. Effective April 2015, we reduced the courtesy overdraft amount from $5 to $1 for business accounts.

We also refined the features of selected deposit products and introduced new products in the third quarter 2014, including a new basic business checking account and the re-introduction of student checking. These changes, along with other selected loan related and other fee increases, are projected to continue to increase noninterest income in 2015 as compared to 2014.

Fees for Trust, Investment Management and Brokerage Services. Fees for trust services are earned through an arrangement with Thomasville National Bank (“TNB”) under which we provide office space and other support services in our existing facilities to the TNB employees who provide the trust and investment management services. TNB has ownership and responsibility for the accounts, trust employees and all operational and fiduciary responsibility for administering the accounts under the underlying client account agreements. We earn a percentage of the ongoing revenues generated from the assets under management in the transferred accounts owned by TNB and any new accounts subsequently referred to TNB.

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

The decrease of $25 thousand (14.1%) in trust, investment management and brokerage services revenue during the second quarter 2015 as compared to the second quarter 2014 was the result of decreased brokerage income. The decrease in brokerage income reflects lower production during the second quarter 2015 as compared with the second quarter 2014.

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

	For the three months ended June 30,
	2015	2014
Mortgage-servicing fees	$240	$244
Gain on sale of mortgage loans held for sale	396	392
Mortgage-servicing rights portfolio amortization and impairment	(163)	(149)
Derivative loan commitment income (expense)	(40)	57
Forward sales commitment income (expense)	100	(46)
Other	33	18
Total mortgage-banking income	$566	$516

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.25%

Mortgage banking income increased from the second quarter 2014 to the second quarter 2015 primarily as a result of changes in the fair value of mortgage loan origination and sales commitments considered derivative financial instruments. The fair value of mortgage loan origination and sales commitments fluctuates based on the change in interest rates between the time we enter into the commitment to originate / sell the loans and the balance sheet date. Since we have historically sold the mortgage loans we originate each quarter, the notional amount of our commitments to originate mortgage loans held for sale have been accounted for as derivative financial instruments and reflected at fair market value in the Consolidated Balance Sheets.

Mortgage loans originated during the second quarter 2015 decreased slightly to $14.9 million compared to $15.7 million during the second quarter 2014.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $52 thousand (8.4%) from the second quarter 2014 to the second quarter 2015 primarily as a result of a decrease in debit card expenses over the periods.

Investment Securities Gains, Net. During the three months ended June 30, 2015, we realized a gain on the sale of investment securities of $24 thousand as a result of balance sheet management efforts designed to redeploy a portion of the investment securities portfolio in securities with a more favorable anticipated total return profile.

Trading Account Income (Loss), Net. As part of our strategy to diversify our revenues, increase earning assets and effectively utilize our cash balances, we invested $9.5 million in an account managed by a third party to trade municipal securities, of which $4.5 million was invested during 2015. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands), which in the aggregate resulted in a net return of (0.95)% and 9.98% in the three months ended June 30, 2015 and 2014, respectively. Interest earned on trading assets is included in Interest income and investment management expenses are included in Professional services noninterest expense in the Consolidated Statements of Income.

	For the three months ended June 30,
	2015	2014
Interest earned on trading account assets	$71	$45
Trading account income (loss), net	(34)	175
Investment management expenses	62	86

Other. Other noninterest income increased $97 thousand (31.2%) from the three months ended June 30, 2014 to the three months ended June 30, 2015. This increase was driven by an increase in gains on sales of SBA loans of $100 thousand.

Noninterest Expense

As a component of our Strategic Plan to align our infrastructure and expense base with our current balance sheet size and the underlying revenue generating capacity of the franchise, we have been focused on implementing specific noninterest expense reductions and promoting a culture of strategic efficiency. Our expense management initiatives include aligning our teammate rewards with the financial results of the Company. Examples of actions for the periods included in this Quarterly Report on Form 10-Q include:

●

A reduction in problem assets resulting in reduced writedowns and related carrying costs such as legal expenses, property taxes, property insurance and other costs incurred to resolve the problem assets and protect the collateral value,

●

Eliminating the annual officer cash incentive plan awards under the corporate officer incentive plan beginning in 2009. In July 2014, we reinstated this plan with any potential payments under the plan tied directly to pre-established Company financial results related to pretax income, loan and deposit balances, and asset quality, as well as individual performance.

●

Refining the Company’s ongoing regular match under the 401(k) Plan with the Company providing a match of $0.10 per dollar of participant contributions up to 6% of a teammate’s eligible compensation through June 30, 2014, which increased to $0.25 per dollar of participant contributions effective July 1, 2014,

●	Refining our medical benefits, including the implementation of a wellness program, with higher premiums for teammates who elect not to participate in programs to address certain unhealthy behaviors,
●	Reducing the business hours of our branches,
●	Implementing refined staffing models for our branches resulting in reduced teammate headcount,
●	Reducing courier runs from our branches,

●	Outsourcing and co-sourcing of certain operational functions,
●	Renegotiating business partner contracts for price reductions and consolidating business partners for volume pricing,
●	Process improvements for efficiency, and
●	More fully leveraging existing technology, implementing more advanced technology, and automating manual processes.

These expense reduction initiatives contributed to the reduction in total noninterest expense, excluding merger-related expenses, of $660 thousand from the second quarter 2014 to the second quarter 2015. Our expense reduction initiatives are expected to result in an additional reduction in noninterest expense in 2015 as compared to 2014.

Salaries and Other Personnel. Salaries and other personnel expense declined $80 thousand as a result of increased incentive accruals and pension plan expenses which were partially offset by a reduction in fewer average full-time equivalent teammates and contract personnel (primarily related to reduced branch hours to better match client usage patterns of our various delivery channels, refined branch roles resulting in reduced headcount and process improvement initiatives that allowed us to combine certain positions). At June 30, 2015, full-time equivalent teammates were 287 compared to 299 at June 30, 2014.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $17 thousand (0.8%) from the second quarter 2014 to the second quarter 2015 due to reduced expenses related to the leasing, maintenance and repairs of equipment.

Professional Services. Professional services expense decreased $53 thousand (8.3%) from the second quarter 2014 to the second quarter 2015 primarily as a result of a decline in expenses related to the revenue enhancement and process improvement projects during the second quarter 2014 that were not incurred during the second quarter 2015.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $163 thousand (45.8%) from the second quarter 2014 to the second quarter 2015 due to improvement in the Bank’s risk tier for assessment purposes partially offset by an increase in our assessment base.

Marketing. Marketing expenses decreased $38 thousand (17.1%) from the second quarter 2014 to the second quarter 2015 and are a function of the type, timing and duration of marketing campaigns and initiatives.

Merger-Related Expenses. Merger-related expenses totaled $1.4 million during the second quarter 2015 including investment banking fees of $1.1 million and other professional fees related to the Company’s previously announced merger with United. See Executive Summary, Proposed Merger with United Community Banks, Inc. for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $225 thousand for the three months ended June 30, 2015 compared to $717 thousand for the three months ended June 30, 2014.

The amount of foreclosed real estate writedowns and expenses is a function of the level of foreclosed real estate, the number of properties for which appraisals are received during the period and foreclosed real estate sales activity.

We own 54 residential lots with an aggregate net book value of $4.1 million in three separate communities related to one real estate development. We are working directly with the owner of the real estate development to market and sell our remaining lots. We recorded writedowns on these properties during the three months ended June 30, 2015 and 2014 of $183 thousand and $478 thousand, respectively, to reflect declines in fair value. However, during 2014 we sold all of our lots in one particular development, and sold five other individual lots all of which were sold at prices above carrying value. During 2015, we sold three lots with a combined carrying value of $503 thousand at prices above carrying value. While our recent sales were at prices above carrying value, the ongoing resolution may result in sales at losses or writedowns based on receipt of annual appraisals. Due to the number of lots owned, absent a bulk sale of the lots, the resolution of these remaining lots may occur over several years.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Changes in loan workout expenses are generally driven by the level of problem assets and pace of problem asset resolution.

Other. Other noninterest expense increased $106 thousand (8.4%) from the second quarter 2014 to the second quarter 2015 primarily as a result of an increase in the provision for unfunded commitments due to an increase in unfunded loan commitments and an increase in loan expenses related to the Company’s home equity line promotion during 2015 offset partially by a decline in telecommunication expenses as a result of reconfiguring our branch telecommunications network and reducing the number of telecommunications business partners.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2015 of $1.6 million included deferred federal income tax expense of $1.3 million, provision for state income tax of $158 thousand and federal alternative minimum tax of $75 thousand. South Carolina banking taxation law does not allow the use of net operating loss carryforwards as an offset to current period taxable income. The effective tax rate for the second quarter 2015 was 44% and is higher than the second quarter 2014 due to nondeductible merger-related expenses.

The provision for income taxes for the three months ended June 30, 2014 of $1.2 million included deferred federal income tax expense of $997 thousand, provision for state income tax of $93 thousand and federal alternative minimum tax of $78 thousand.

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

PALMETTO BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,		Dollar	Percent
	2015	2014	variance	variance

Interest income
Interest earned on cash and cash equivalents	$44	$46	$(2)	(4.3)%
Dividends received on Federal Home Loan Bank stock	45	39	6	15.4
Interest earned on trading account assets	149	91	58	63.7
Interest earned on investment securities available for sale	1,704	2,019	(315)	(15.6)
Interest and fees earned on loans	18,295	17,801	494	2.8
Total interest income	20,237	19,996	241	1.2

Interest expense
Interest expense on deposits	217	250	(33)	(13.2)
Interest expense on retail repurchase agreements	1	1	-	-
Interest expense on Federal Home Loan Bank advances	55	23	32	139.1
Total interest expense	273	274	(1)	(0.4)

Net interest income	19,964	19,722	242	1.2

Provision for loan losses	(550)	-	(550)	n/m

Net interest income after provision for loan losses	20,514	19,722	792	4.0

Noninterest income
Service charges on deposit accounts, net	3,171	3,255	(84)	(2.6)
Fees for trust, investment management and brokerage services	338	323	15	4.6
Mortgage-banking	1,199	977	222	22.7
Debit card and automatic teller machine income, net	1,251	1,204	47	3.9
Investment securities gains, net	53	85	(32)	(37.6)
Trading account income, net	71	346	(275)	(79.5)
Other	835	666	169	25.4
Total noninterest income	6,918	6,856	62	0.9

Noninterest expense
Salaries and other personnel	9,549	9,513	36	0.4
Occupancy	2,129	2,143	(14)	(0.7)
Furniture and equipment	1,914	2,044	(130)	(6.4)
Professional services	1,158	1,448	(290)	(20.0)
Federal Deposit Insurance Corporation deposit insurance assessment	369	712	(343)	(48.2)
Marketing	428	477	(49)	(10.3)
Merger-related expenses	1,373	-	1,373	n/m
Foreclosed real estate writedowns and expenses	146	1,030	(884)	(85.8)
Loan workout	75	250	(175)	(70.0)
Other	2,438	2,556	(118)	(4.6)
Total noninterest expense	19,579	20,173	(594)	(2.9)

Income before provision for income taxes	7,853	6,405	1,448	22.6

Provision for income taxes	3,081	2,350	731	31.1

Net income	$4,772	$4,055	$717	17.7%

Common and per common share data
Net income - basic	$0.37	$0.32	$0.05	15.6%
Net income - diluted	0.37	0.32	0.05	15.6
Cash dividends declared	0.16	-	0.16	n/m
Book value	10.67	10.18	0.49	4.8

Weighted average basic common shares	12,724,379	12,682,813
Weighted average diluted common shares	12,870,246	12,726,495

Net Interest Income

Net interest income totaled $20.0 million and $19.7 million for the six months ended June 30, 2015 and 2014, respectively. Overall, net interest income for the six months ended June 30, 2015 was primarily influenced by the following factors:

●	Foregone interest on nonaccrual loans for the six months ended June 30, 2015 and 2014 totaling $195 thousand and $340 thousand, respectively.
●

An increase of $62.3 million (8.2%) in average gross loans during the six months ended June 30, 2015 as compared to the same period of 2014 as new loan originations and purchases outpaced loan repayments, sales, foreclosures and charge-offs.

●

The execution of an earning asset strategy to begin 2015 with a higher level of earning assets, both to replace loans resulting from unscheduled payoffs in the fourth quarter 2014 and to supplement temporarily our organic loan growth, as described in Quarterly Earnings Review, Net Interest Income.

●

Increasing earning assets, including alternative investments. For example, in addition to the loan purchases referenced above, from 2013 through the second quarter 2015 we invested a total of $800 thousand in a small business investment fund (with a maximum potential investment of $2.0 million), $9.5 million in a municipal bond trading account and $10.0 million in BOLI policies.

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

	For the six months ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
Assets
Interest-earning assets
Cash and cash equivalents	$47,595	$44	0.19%	$50,617	$46	0.18%
Federal Home Loan Bank stock	2,845	45	3.19	2,150	39	3.66
Trading account assets	10,052	149	2.99	5,247	91	3.50

Investment securities available for sale, taxable (1)	202,309	1,616	1.60	203,307	1,914	1.88
Investment securities available for sale, nontaxable (1)	6,955	88	2.53	6,560	105	3.20
Total investment securities available for sale	209,264	1,704	1.63	209,867	2,019	1.92

Loans (2)	822,430	18,295	4.49	759,837	17,801	4.72
Total interest-earning assets	1,092,186	20,237	3.74	1,027,718	19,996	3.92

Noninterest-earning assets
Cash and cash equivalents	10,406			9,871
Allowance for loan losses	(13,269)			(16,248)
Premises and equipment, net	21,939			23,083
Accrued interest receivable	3,273			3,373
Foreclosed real estate	5,795			7,667
Deferred tax asset, net	15,688			20,700
Other assets	21,498			20,947
Total noninterest-earning assets	65,330			69,393

Total assets	$1,157,516			$1,097,111

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Transaction deposits	$351,020	$27	0.02%	$323,782	$20	0.01%
Money market deposits	141,853	32	0.05	134,443	18	0.03
Savings deposits	95,411	6	0.01	84,663	4	0.01
Time deposits	164,196	152	0.19	187,210	208	0.22
Total interest-bearing deposits	752,480	217	0.06	730,098	250	0.07

Retail repurchase agreements	14,354	1	0.01	18,326	1	0.01
Federal Home Loan Bank advances	42,183	55	0.26	22,155	23	0.21
Other borrowings	4	-	-	30	-	-
Total interest-bearing liabilities	809,021	273	0.07	770,609	274	0.07

Noninterest-bearing liabilities
Noninterest-bearing deposits	206,656			193,931
Other liabilities	6,672			5,425
Total noninterest-bearing liabilities	213,328			199,356

Total liabilities	1,022,349			969,965

Shareholders' equity	135,167			127,146

Total liabilities and shareholders' equity	$1,157,516			$1,097,111

NET INTEREST INCOME / NET INTEREST MARGIN		$19,964	3.69%		$19,722	3.87%

(1)	The average balances for investment securities include the applicable net unrealized gain or loss recorded for available for sale securities.
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

	For the six months ended June 30, 2015 compared with the six months ended June 30, 2014
	Change in	Change in	Total
	volume	rate	change
Assets
Interest-earning assets
Cash and cash equivalents	$(3)	$1	$(2)
Federal Home Loan Bank stock	10	(4)	6
Trading account assets	69	(11)	58
Investment securities available for sale	(6)	(309)	(315)
Loans (1)	1,275	(781)	494
Total interest income	1,345	(1,104)	241

Liabilities and shareholders' equity
Interest-bearing liabilities
Transaction deposits	2	5	7
Money market deposits	1	13	14
Savings deposits	1	1	2
Time deposits	(24)	(32)	(56)
Total interest-bearing deposits	(20)	(13)	(33)

Retail repurchase agreements	-	-	-
Federal Home Loan Bank advances	25	7	32
Other borrowings	-	-	-
Total interest expense	5	(6)	(1)

Net interest income	$1,340	$(1,098)	$242

(1)	Calculated including mortgage loans held for sale excluding the allowance for loan losses.

Provision for Loan Losses

A negative provision for loan losses of $550 thousand was recorded during the six months ended June 30, 2015 compared to no provision for loan losses during the six months ended June 30, 2014. This decrease primarily reflects net recoveries during the six months ended June 30, 2015 and improved credit quality, including an increasing proportion of commercial loans that have been more recently originated under our improved underwriting standards and generally improving economic conditions. These factors were partially offset by an increase in the gross loan portfolio during the periods. Net loans recovered totaled $419 thousand during the six months ended June 30, 2015 compared to net loans charged-off of $889 thousand during the six months ended June 30, 2014. See Quarterly Earnings Review, Provision for Loan Losses for additional disclosures.

Noninterest Income

Service Charges on Deposit Accounts, Net. Service charges on deposit accounts, net comprise a significant component of noninterest income and totaled 1.1% and 1.3% of average transaction deposit balances for the six months ended June 30, 2015 and 2014, respectively. See Quarterly Earnings Review, Noninterest Income, Service Charges on Deposit Accounts, Net for additional disclosures regarding the $84 thousand (2.6%) decrease from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Fees for Trust, Investment Management and Brokerage Services. The increase of $15 thousand (4.6%) in trust, investment management and brokerage services revenue during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was the result of increased brokerage income. The increase in brokerage income reflects growth in the number of accounts and a higher level of account activity. See Quarterly Earnings Review, Noninterest Income, Fees for Trust, Investment Management and Brokerage Services for additional disclosures.

Mortgage-Banking. The following table summarizes the components of mortgage-banking income for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2015	2014
Mortgage-servicing fees	$487	$491
Gain on sale of mortgage loans held for sale	753	755
Mortgage-servicing rights portfolio amortization and impairment	(303)	(289)
Derivative loan commitment income	134	58
Forward sales commitment income (expense)	75	(65)
Other	53	27
Total mortgage-banking income	$1,199	$977

Mortgage-servicing fees as a percentage of average mortgage loans serviced for the benefit of others	0.26%	0.26%

Mortgage banking income increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily as a result of fair market value adjustments on mortgage-banking derivatives.

Mortgage loans originated during the six months ended June 30, 2015 increased to $30.8 million compared to $28.3 million during the six months ended June 30, 2014.

See Quarterly Earnings Review, Noninterest Income, Mortgage-Banking for additional disclosures.

Debit Card and Automated Teller Machine Income, Net. Debit card and automated teller machine income, net increased $47 thousand (3.9%) from the six months ended June 30, 2014 to the six months ended June 30, 2015. See Quarterly Earnings Review, Noninterest Income, Debit Card and Automated Teller Machine Income, Net for additional disclosures.

Investment Securities Gains, Net. During the six months ended June 30, 2015, we realized gains on the sale of investment securities of $53 thousand as a result of balance sheet management efforts designed to redeploy a portion of the investment securities with a more favorable anticipated total return profile.

Trading Account Income, Net. The following table summarizes trading account related income and expense included in earnings for the periods indicated (in thousands), which in the aggregate resulted in a net return of 1.55% and 9.86% in the six months ended June 30, 2015 and 2014, respectively. Interest earned on trading assets is included in Interest income and investment management expenses are included in Professional services noninterest expense in the Consolidated Statements of Income. See Quarterly Earnings Review, Noninterest Income, Trading Account Income (Loss), Net for additional disclosures.

	For the six months ended June 30,
	2015	2014
Interest earned on trading account assets	$149	$91
Trading account income, net	71	346
Investment management expenses	143	174

Other. Other noninterest income increased $169 thousand (25.4%) from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to an increase in gains on sales of SBA loans of $153 thousand.

Noninterest Expense

The expense reduction initiatives discussed in Quarterly Earnings Review, Noninterest Expense contributed to the reduction in total noninterest expense, excluding merger-related expenses, of $2.0 million from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Salaries and Other Personnel. Salaries and other personnel expense increased $36 thousand from the six months ended June 30, 2014 to the six months ended June 30, 2015. See Quarterly Earnings Review, Noninterest Expense, Salaries and Other Personnel, Net for additional disclosures.

Occupancy and Furniture and Equipment. Occupancy and furniture and equipment expenses decreased $144 thousand (3.4%) from the six months ended June 30, 2014 to the six months ended June 30, 2015. See Quarterly Earnings Review, Noninterest Expense, Occupancy and Furniture and Equipment for additional disclosures.

Professional Services. Professional services expense decreased $290 thousand (20.0%) from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily as a result of a decline in expenses related to the revenue enhancement and process improvement projects performed during the first half of 2014 that were not performed during the first half of 2015 offset partially as well as a reduction in expenses related to the Company’s use of management consultants.

Federal Deposit Insurance Corporation Deposit Insurance Assessment. FDIC deposit insurance premiums decreased $343 thousand (48.2%) from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to improvement in the Bank’s risk tier for assessment purposes partially offset by an increase in our assessment base.

Marketing. Marketing expenses decreased $49 thousand (10.3%) from the six months ended June 30, 2014 to the six months ended June 30, 2015 and are a function of the type, timing and duration of marketing campaigns and initiatives.

Merger-Related Expenses. Merger-related expenses totaled $1.4 million during the six months ended June 30, 2015 and relate to the Company’s previously announced merger with United. See Executive Summary, Proposed Merger with United Community Banks, Inc. for additional disclosures.

Foreclosed Real Estate Writedowns and Expenses. Foreclosed real estate writedowns and expenses totaled $146 thousand for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. We recorded writedowns on three separate communities related to one real estate development during the six months ended June 30, 2015 and 2014 of $186 thousand and $608 thousand, respectively, to reflect declines in fair value. See Quarterly Earnings Review, Noninterest Expense, Foreclosed Real Estate Writedowns and Expenses for additional disclosures.

Loan Workout. Loan workout expenses include costs to resolve problem loans such as legal fees, property taxes and operating expenses associated with collateral securing these loans. Changes in loan workout expenses are generally driven by the level of problem assets and pace of problem asset resolution.

Other. Other noninterest expense decreased $118 thousand (4.6%) from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily as a result of a decrease in the provision for unfunded commitments and a decline in telecommunication expenses over the periods presented as a result of reconfiguring our branch telecommunications network and reducing the number of telecommunications business partners offset partially by an increase in loan expenses related to the Company’s home equity line of credit promotion during 2015.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2015 of $3.1 million included deferred federal income tax expense of $2.6 million, provision for state income tax of $289 thousand and federal alternative minimum tax of $150 thousand. The effective tax rate for the six months ended June 30, 2015 was 39% and is higher than the six months ended June 30, 2014 due to nondeductible merger-related expenses.

The provision for income taxes for the six months ended June 30, 2014 of $2.4 million included deferred federal income tax expense of $2.0 million, provision for state income tax of $185 thousand and federal alternative minimum tax of $150 thousand.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table summarizes as of June 30, 2015 the forecasted impact on net interest income over a 12-month horizon using a base case scenario given upward movements in interest rates of 100, 200, 300 and 400 basis points and downward movements in interest rates of 100, 200 and 300 basis points based on forecasted prepayment speeds, nominal interest rates and loan and deposit repricing rates. Given the current low interest-rate environment, we have not prepared a parallel interest-rate scenario for downward movements in interest rates of 400 basis points. Estimates are based on current economic conditions, historical interest-rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to us at the time of the issuance of the Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual results to differ from underlying assumptions.

Interest rate scenario (1)	Percentage change in net interest income from base
Up 400 basis points	7.11%
Up 300 basis points	5.25
Up 200 basis points	3.24
Up 100 basis points	2.16
Down 100 basis points	(3.31)
Down 200 basis points	(6.80)
Down 300 basis points	(10.10)
Down 400 basis points	n/a

(1)	The rising 100, 200, 300 and 400 basis point and falling 100, 200 and 300 basis point interest-rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

There are material limitations with the model presented above, which include, but are not limited to:

●	It presents the balance sheet in a static position. When assets and liabilities mature or reprice, they do not necessarily keep the same characteristics,
●	The computation of prospective impacts of hypothetical interest-rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results, and
●	The computations do not contemplate any additional actions we could undertake in response to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially impacted, or is reasonably likely to materially impact, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

A putative shareholder class action lawsuit, referred to as the merger litigation, was filed in connection with the Merger Agreement. Underwood v. Erwin et al., Case No. 2015-CP-23-03206, was filed on May 19, 2015 and amended on June 26, 2015, in the Court of Common Pleas of the State of South Carolina. This action generally alleged, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties to the Company’s shareholders by failing to maximize shareholder value and by failing to disclose certain information with respect to the proposed merger between the Company and United. The complaint also alleged claims against United for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff sought injunctive relief prohibiting consummation of the merger and, in the event the merger is consummated, sought rescission and restitution, an accounting, and attorneys’ fees and costs. The plaintiff voluntarily dismissed the complaint without prejudice on July 6, 2015. At this stage, it is not possible to predict whether any additional lawsuits will be filed and, if one is, the outcome of any such proceeding or its impact on United, the Company or the merger.

We are a party to other claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company, other than the lawsuit disclosed above, which, if resolved adversely, would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Date: August 3, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Palmetto Bancshares, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vii) Notes to Consolidated Financial Statements

Copies of exhibits are available upon written request to Corporate Secretary, Palmetto Bancshares, Inc., 306 East North Street, Greenville, South Carolina 29601.